Form 10-Q
period 2019-09-30
Phathom Pharmaceuticals, Inc.
filed 2019-11-25
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                   .

Commission File Number: 001-39094

PHATHOM PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	82-4151574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 E. Lake Cook Road, Suite 800 Buffalo Grove, Illinois	60089
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 325-5156

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	PHAT	Nasdaq Global Select Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes      ☐     No      ☑

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes      ☐     No      ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of November 23, 2019, the registrant had 24,526,537 shares of common stock ($0.0001 par value) outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1	Combined Financial Statements (unaudited)	F-1
	Combined Balance Sheets as of September 30, 2019 and December 31, 2018	F-1
	Combined Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2019, for the Three and Nine Months Ended September 30, 2018	F-2
	Combined Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Nine Months ended September 30, 2019 and 2018	F-3
	Combined Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	F-5
	Notes to Unaudited Combined Financial Statements	F-6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	33
Item 1A	Risk Factors	33
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3	Defaults Upon Senior Securities	78
Item 4	Mine Safety Disclosures	78
Item 5	Other Information	78
Item 6	Exhibits	79
	Exhibit Index
	Signatures	81

US-DOCS\111623708.4	2

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Combined Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,484	$879
Prepaid expenses and other current assets (including related party amounts of $36 and $19, respectively)	3,169	23
Total current assets	77,653	902
Property, plant and equipment, net	40	—
Other assets	2,013	—
Total assets	$79,706	$902

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable (including related party amounts of $57 and $45, respectively)	$439	$55
Accrued expenses (including related party amounts of $176 and $2, respectively)	2,120	170
Accrued interest (including related party amounts of $483 and $13, respectively)	2,332	13
Convertible promissory notes payable at fair value (including related party amounts of $21,103 and $1,950, respectively)	95,229	1,950
Warrant liabilities (including related party amounts of ($106,925 and $0, respectively)	107,373	—
Total current liabilities	207,493	2,188

Long-term debt, net of discount	22,611	—
Other long-term liabilities	2,063	—
Total liabilities	232,167	2,188

Commitments and contingencies (Note 3)

Stockholders’ deficit:
Common stock, Common stock, $0.0001 par value; authorized shares —50,000,000 at September 30, 2019 (unaudited); issued shares— 11,876,518 at September 30, 2019 (unaudited); outstanding shares— 7,420,989 at September 30, 2019 (unaudited);	—	—
Additional paid-in capital	5,952	2
Accumulated deficit	(158,413)	(1,288)
Total stockholders’ deficit	(152,461)	(1,286)
Total liabilities and stockholders’ deficit	$79,706	$902

See accompanying notes.

US-DOCS\111623708.4	F-1

PHATHOM PHARMACEUTICALS, INC.

Combined Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Operating expenses:
Research and development (includes related party amounts of $207, $0, $207 and $0, respectively)	$4,469	$6	$7,670	$6
In-process research and development	—	—	78,897	—
General and administrative (includes related party amounts of $156, $72, $174 and $196, respectively)	1,813	262	3,955	768
Total operating expenses	6,282	268	90,522	774

Loss from operations	(6,282)	(268)	(90,522)	(774)

Other income (expense):
Interest income	429	—	530	—
Interest expense (includes related party amounts of $(302), $(4), $(498) and $(8), respectively)	(1,990)	(4)	(3,138)	(8)
Change in fair value of warrant liabilities (includes related party amounts of $(57,754), ($0), ($59,031) and ($0), respectively)	(57,776)	—	(59,060)	—
Change in fair value of convertible promissory notes (includes related party amounts of $(732), $(18), $(1,053) and $(22), respectively)	(2,486)	(18)	(4,928)	(22)
Other income (expense)	(7)	—	(7)	—
Total other income (expense)	(61,830)	(22)	(66,603)	(30)
Net loss	$(68,112)	$(290)	$(157,125)	$(804)
Net loss per share, basic and diluted	$(9.30)	$(0.04)	$(22.87)	$(0.14)
Weighted-average shares of common stock outstanding, basic and diluted	7,326,090	6,760,334	6,871,471	5,812,860

See accompanying notes

US-DOCS\111623708.4	F-2

PHATHOM PHARMACEUTICALS, INC.

Combined Statement of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2019	—	—	2	(1,288)	(1,286)
Merger of entities under common control into the Company (unaudited)	6,760,334	—	—	—	—
Vesting restrictions placed on previously issued and outstanding common stock (unaudited)	(3,373,408)	—	—	—	—
Issuance of common stock (unaudited)	1,491,072	—	—	—	—
Vesting of restricted shares (unaudited)	1,054,192	—	—	—	—
Net loss (unaudited)	—	—	—	(1,251)	(1,251)
Balance at March 31, 2019 (unaudited)	5,932,190	$—	$2	$(2,539)	$(2,537)

Issuance of common stock in connection with license agreement (unaudited)	1,084,000	—	5,885	—	5,885
Vesting of restricted shares (unaudited)	203,078	—	—	—	—
Stock-based compensation (unaudited)	—	—	29	—	29
Net loss (unaudited)	—	—	—	(87,762)	(87,762)
Balance at June 30, 2019 (unaudited)	7,219,268	$—	$5,916	$(90,301)	$(84,385)

Vesting of restricted shares (unaudited)	201,721	—	—	—	—
Stock-based compensation (unaudited)	—	—	36	—	36
Net loss (unaudited)	—	—	—	(68,112)	(68,112)
Balance at September 30, 2019 (unaudited)	7,420,989	$—	$5,952	$(158,413)	$(152,461)

US-DOCS\111623708.4	F-3

PHATHOM PHARMACEUTICALS, INC.

Combined Statement of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2018	—	$—	$—	$—	$—
Issuance of common stock to founders (unaudited)	2,000	—	2	—	2
Net loss (unaudited)	—	—	—	(254)	(254)
Balance at March 31, 2018 (unaudited)	2,000	$—	$2	$(254)	$(252)
Issuance of common stock to founders (unaudited)	—	—	—	—	—
Net loss (unaudited)	—	—	—	(260)	(260)
Balance at June 30, 2018 (unaudited)	2,000	$—	$2	$(514)	$(512)
Issuance of common stock to founders (unaudited)	—	—	—	—	—
Net loss (unaudited)	—	—	—	(290)	(290)
Balance at September 30, 2018 (unaudited)	2,000	$—	$2	$(804)	$(802)

See accompanying notes.

US-DOCS\111623708.4	F-4

PHATHOM PHARMACEUTICALS, INC.

Combined Statement of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Cash flows from operating activities
Net loss	$(157,125)	$(804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	—
Stock-based compensation	66	—
Amortization of debt discount	243	—
Acquired in-process research and development	78,897	—
Change in fair value of warrant liabilities (includes related party amounts of $59,031 and $0, respectively)	59,060	—
Change in fair value of convertible promissory notes (includes related party amounts of $1,053 and $22, respectively)	4,928	22
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes related party amounts of $17, and $8, respectively)	(3,147)	(36)
Accounts payable and accrued expenses (includes related party amounts of $186, and $32, respectively)	1,603	89
Accrued interest (includes related party amounts of $483 and $13, respectively)	2,347	8
Net cash used in operating activities	(13,126)	(721)

Cash flows from investing activities
Cash paid for purchased in-process research and development	(25,118)	—
Cash paid for property, plant and equipment	(26)	—
Net cash used in investing activities	(25,144)	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	2
Proceeds from issuance of convertible promissory notes	88,324	850
Net proceeds from issuance of long-term debt	24,850
Issuance costs associated with Initial Public Offering (IPO)	(1,299)	—
Net cash provided by financing activities	111,875	852
Net increase in cash	73,605	131
Cash and cash equivalents – beginning of period	879	—
Cash and cash equivalents – end of period	$74,484	$131

Supplemental disclosure of cash flow information
Interest paid	$549	$—
Supplemental disclosure of noncash investing and financing activities
Exchange of accrued interest for convertible promissory notes	$27	$—
Issuance of Takeda Warrants in connection with Takeda License	$47,894	$—
Issuance of common stock in connection with Takeda License	$5,885	$—
Issuance of common stock warrants in connection with long-term debt	$419	$—
Unpaid initial public offering costs	$714	$—
Final interest payment fee	$2,063	$—

See accompanying notes.

US-DOCS\111623708.4	F-5

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Combined Financial Statements

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Phathom Pharmaceuticals, Inc. (the “Company” or “Phathom”) was incorporated in the state of Delaware in January 2018 under the name North Bridge IV, Inc. On March 13, 2019, the Company changed its name to Phathom Pharmaceuticals, Inc. and merged with YamadaCo IIA, Inc. (“YamadaCo”), a Delaware corporation formed in September 2017, with Phathom being the surviving entity (the “Merger”). All activities of YamadaCo prior to 2018 related to formation and were insignificant. The Company is a late clinical-stage biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal diseases.

On October 29, 2019, the Company completed its initial public offering (the “IPO”) and issued 10,997,630 shares of common stock for net proceeds of approximately $191.4 million.  Upon the closing of the IPO, the convertible promissory notes payable were converted into 6,107,918 shares of common stock.  See Note 7 to these financial statements for additional details.

Stock Split and Conversion

During 2018, without consideration of the forward stock split described immediately below, both the Company and YamadaCo issued 1,000 shares of common stock at a purchase price of $1.00 per share, and had no other capital transactions prior to the Merger. Immediately prior to the Merger, the Company effected a 1,559.1183-for-1 forward stock split for each outstanding share of its common stock and, effective upon the closing of the Merger, each issued and outstanding share of YamadaCo was converted into 1,559.1183 shares of the Company’s common stock. Upon completion of the Merger, the Company had 6,760,334 shares of common stock outstanding, with the prior stockholders of each YamadaCo and Phathom holding an equal number of shares. The accompanying combined financial statements and notes to the combined financial statements give retroactive effect to the forward stock split and conversion for all periods presented.

On October 11, 2019, the Company effected a 2.168-for-1 forward stock split of its common stock (the “Forward Stock Split”). The par value of the common stock was not adjusted as a result of the Forward Stock Split and the authorized shares were increased to 50,000,000 shares of common stock in connection with the Forward Stock Split. The accompanying combined financial statements and notes to the combined financial statements give retroactive effect to the Forward Stock Split for all periods presented, unless otherwise indicated.

Basis of Presentation

The Company’s combined financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying combined financial statements include the accounts of the Company (the receiving entity) and YamadaCo, prior to the Merger. The Company and YamadaCo were entities under the common control of Frazier Life Sciences IX, L.P. (“Frazier”) as a result of, among others, Frazier’s; (i) ownership of a majority of the outstanding capital stock of both companies, (ii) financing of both companies, (iii) control of board of directors of both companies, and (iv) management of both companies. Both the Company and YamadaCo were formed for the purpose of identifying potential assets around which to form an operating company. As the merged entities were under common control, the combined financial statements report the financial position, results of operations and cash flows of the Company and YamadaCo as though the transfer of net assets and equity interests had occurred at the beginning of 2018. All intercompany accounts and transactions have been eliminated in combination.

Liquidity and Capital Resources

From inception to September 30, 2019, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial product candidate, vonoprazan, meeting with regulatory authorities, and preparing for the planned Phase 3 clinical trials of vonoprazan. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and commercialization of vonoprazan. From inception to September 30, 2019, the Company has funded its operations through the issuance of convertible promissory notes and commercial bank debt.  Additionally, on October 29, 2019, the Company completed its IPO and issued 10,997,630 shares of common stock for net proceeds of approximately $191.4 million.

US-DOCS\111623708.4	F-6

Phathom Pharmaceuticals, Inc.

Notes to Combined Financial Statements − (Continued)

(Information as of September 30, 2019 and thereafter and for the nine months ended September 30, 2018 and 2019 is unaudited)

The accompanying combined financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. Management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2).

Upon the initial public filing that took place on October 29, 2019, management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these combined financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Use of Estimates

The preparation of the Company’s combined financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s combined financial statements and accompanying notes. The most significant estimates in the Company’s combined financial statements relate to accruals for research and development expenses, and the valuation of convertible promissory notes, warrant liabilities and various other equity instruments. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

Unaudited Interim Financial Information

The accompanying interim balance sheet as of September 30, 2019, the combined statements of operations and cash flows for the three and nine months ended September 30, 2019 and 2018 and the combined statement of stockholders’ deficit for the three and nine months ended September 30, 2019 and 2018 and the related footnote disclosures are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited combined financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2019 and its results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018 in accordance with GAAP. The results for the nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

Fair Value Option

As permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible promissory notes issued since inception. In accordance with ASC 825, the Company records these convertible promissory notes at fair value with changes in fair value recorded in the combined statements of operations. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were recognized in earnings as incurred and not deferred.

Fair Value Measurements

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets.

Level 2: Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

US-DOCS\111623708.4	F-7

Phathom Pharmaceuticals, Inc.

Notes to Combined Financial Statements − (Continued)

(Information as of September 30, 2019 and thereafter and for the nine months ended September 30, 2018 and 2019 is unaudited)

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents classified within the Level 1 designation discussed above, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Warrant liabilities and convertible promissory notes are recorded at fair value on a recurring basis.

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2018:
Convertible promissory notes	$1,950	$—	$—	$1,950

As of September 30, 2019:
Warrant liabilities	$107,373	$—	$—	$107,373
Convertible promissory notes	95,229	—	—	95,229
Total	$202,602	$—	$—	$202,602

The warrant liabilities consist of an issued and outstanding common stock warrant (the “Takeda Warrant”) and a right to receive an additional common stock warrant (the “Takeda Warrant Right”, and together with the Takeda Warrant, the “Takeda Warrants”) issued to Takeda Pharmaceutical Company Limited (“Takeda”) in connection with a May 2019 license agreement (see Note 3) and warrants (the “Lender Warrants”) issued in connection with a loan and security agreement for commercial bank debt (see Note 5). The Takeda Warrants are accounted for as liabilities as they do not meet all the conditions for equity classification due to (i) insufficient authorized shares for the Takeda Warrant and (ii) the Takeda Warrant Right is not indexed to the Company’s own stock. The Lender Warrants are accounted for as liabilities as they contain a holder put right under which the lenders could require the Company to pay cash in exchange for the warrants. The fair value of the Takeda Warrants is derived from the model used to estimate the fair value the Company’s common stock (see Note 6). The fair value of the Lender Warrants is estimated using a probability-weighted model considering IPO and non-IPO scenarios. The IPO scenarios utilize a binomial lattice model to estimate a distribution of total equity values as of a projected IPO date. The non-IPO scenario utilizes the repurchase price associated with the warrant put right discounted to present value based on venture capital rates of return and the term associated with the put right. As of September 30, 2019, the fair value of the Takeda Warrants was $107.0 million and the fair value of the Lender Warrants was $0.4 million.

As further described in Note 4, the Company issued convertible promissory notes to Frazier (the “Frazier Notes”) from January 2018 to April 2019 and issued convertible promissory notes in May 2019 (the “May 2019 Notes”) to investors including Frazier. The Company has elected the fair value option for each of its convertible promissory note issuances. The fair value of the Frazier Notes was estimated using a scenario-based analysis that estimated the fair value of the convertible promissory notes based on the probability-weighted present value of expected future investment returns, considering possible outcomes available to the noteholders, including conversions in subsequent equity financings, change of control transactions, settlement and dissolution. The fair value of the May 2019 Notes is estimated using a scenario-based analysis that estimates the fair value of the convertible promissory notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various IPO, settlement, equity financing, corporate transaction and dissolution scenarios. As of December 31, 2018, the fair value of the Frazier Notes was $2.0 million and the Frazier Notes were exchanged for May 2019 Notes in May 2019. As of September 30, 2019, the fair value of the May 2019 Notes was $95.2 million.

US-DOCS\111623708.4	F-8

Phathom Pharmaceuticals, Inc.

Notes to Combined Financial Statements − (Continued)

(Information as of September 30, 2019 and thereafter and for the nine months ended September 30, 2018 and 2019 is unaudited)

The Company adjusts the carrying value of its warrant liabilities and convertible promissory notes to their estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded as change in fair value of warrant liabilities and change in fair value of convertible promissory notes, respectively, in the combined statements of operations.

Liability	At initial valuation date	Fair value as of September 30,	Fair value method at initial valuation date (and relative weighting)	Fair value method at as of September 30, 2019 (and relative weighting)	KEY unobservable inputs	Range
Takeda Warrants	47,894	107,373	Financing transactions (40%) Income approach (60%)	Financing transactions (70%) Income approach (30%)	Transaction prices per share Estimated time to liquidity Discount rate	$9.33 - $18.56 0.09 - 1.77 years 7.5%

May 2019 Notes	90,250	95,229	Financing transactions (40%) Income approach (60%)	Financing transactions (70%) Income approach (30%)	Estimated time to liquidity Volatility Discount rate	0.09 - 1.77 years 65% 22.6% - 25%

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Warrant Liabilities	Convertible Promissory Notes
Balance at January 1, 2018	$—	$—
Issuance of convertible promissory notes	—	1,900
Change in fair value	—	50
Balance at December 31, 2018	—	1,950
Issuance of convertible promissory notes	—	90,750
Exchange of convertible promissory notes (Note 4)	—	(2,399)
Issuance of warrants	48,313	—
Change in fair value	59,060	4,928
Balance at September 30, 2019	$107,373	$95,229

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts and money market funds.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Deferred Offering Costs

The Company has deferred offering costs consisting of legal, accounting and other fees and costs directly attributable to its planned IPO. The deferred offering costs will be offset against the proceeds received upon the completion of the planned IPO. In the event the planned IPO is terminated, all of the deferred offering costs will be expensed within the Company’s statements of operations. As of September 30, 2019, $2.0 million of deferred offering costs were recorded within other long-term assets on the balance sheet. No such costs were included on the combined balance sheet as of December 31, 2018.

Research and Development Expenses and Accruals

All research and development costs are expensed in the period incurred and consist primarily of salaries, payroll taxes, employee benefits, stock-based compensation charges for those individuals involved in research and development efforts, external research and development costs incurred under agreements with contract research organizations and consultants to conduct and support the Company’s planned clinical trials of vonoprazan, and costs related to manufacturing vonoprazan for clinical trials.

US-DOCS\111623708.4	F-9

Phathom Pharmaceuticals, Inc.

Notes to Combined Financial Statements − (Continued)

(Information as of September 30, 2019 and thereafter and for the nine months ended September 30, 2018 and 2019 is unaudited)

The Company has entered into various research and development contracts with clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying balance sheets as prepaid expenses or accrued liabilities. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

In-Process Research and Development

The Company evaluates whether acquired intangible assets are a business under applicable accounting standards.  Additionally, the Company evaluates whether the acquired assets have a future alternative use. Intangible assets that do not have future alternative use are considered acquired in-process research and development.  When the acquired in-process research and development assets are not part of a business combination, the value of the consideration paid is expensed on the acquisition date.  Future costs to develop these assets are recorded to research and development expense as they are incurred.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis. The Company recognizes forfeitures as they occur.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

Net Loss Per Share

For the three and nine months ended September 30, 2018 and 2019, the net loss per share was recast to include in the numerator the net losses of both the Company and YamadaCo and include in the denominator the combined weighted-average outstanding shares of both the Company and YamadaCo. Basic net loss per share is computed by dividing the combined net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 4,550,428 and 3,342,544 shares from the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2019. No shares of common stock were unvested during the year ended September 30, 2018. Diluted net loss per share is computed by dividing the combined net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options, warrants and convertible promissory notes. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Warrants	7,588,000	—	7,588,000	—
Stock options	1,400,528	—	1,400,528	—
Shares subject to repurchase	4,550,428	—	3,342,544	—

US-DOCS\111623708.4	F-10

Phathom Pharmaceuticals, Inc.

Notes to Combined Financial Statements − (Continued)

(Information as of September 30, 2019 and thereafter and for the nine months ended September 30, 2018 and 2019 is unaudited)

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as long as ASU No. 2014-09 has been adopted by the Company. The Company adopted this guidance effective January 1, 2018, and the adoption did not have a material impact on the Company's financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. Additionally, certain qualitative and quantitative disclosures will be required in the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. Companies may adopt this guidance using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company adopted this guidance effective January 1, 2018, and the adoption did not have any impact on the Company’s financial statements as the Company did not have any leases at the time of adoption. As the Company enters into future, material lease agreements, the adoption of this guidance is expected to result in a significant increase in the total assets and liabilities reported on the balance sheets.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, modifies and adds disclosure requirements on fair value measurements. The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU No. 2018-13 will have on the Company’s financial statements.

2. Related Party Transactions

Frazier is a principal stockholder of the Company and is represented on the Company’s board of directors. For the year ended December 31, 2018 and the nine months ended September 30, 2019, the Company conducted its operations within office space controlled by Frazier and Frazier allocated a portion of the costs associated with this office to the Company. In addition, Frazier paid for various goods and services, such as employee wages, insurance and expense reimbursements and various administrative services associated with the operations of the Company and charged the Company for those expenses. As of September 30, 2019, and December 31, 2018, the Company had outstanding accounts payable balances due to Frazier of $71,000 and $45,000, respectively, related to these shared operating expenses. For the three months ended September 30, 2019 and 2018, the Company incurred $0.2 million and $66,000, respectively, of shared operating expenses. For the nine months ended September 30, 2019 and 2018, the Company incurred $0.3 million and $0.2 million, respectively, of shared operating expenses. In addition to the shared operating expenses, the Company issued convertible promissory notes to Frazier during 2018 and 2019 (see Note 4).

Frazier is a principal stockholder in PCI Pharma Services (“PCI”).  In the third quarter of 2019, the Company engaged PCI for clinical manufacturing services.  As of September 30, 2019, the Company had $0.1 million in prepaid services and $0.2 million outstanding accounts payable and accrued expenses related to these manufacturing services.  For the three and nine months ended September 30, 2019, the Company incurred $0.2 million of expenses related to services performed by PCI.

Mountain Field LLC (“Mountain Field”) is an entity owned by the chairman of the Company’s board of directors. During the year ended December 31, 2018 and the nine months ended September 30, 2019, the Company charged Mountain Field for certain rent and payroll related expenses. These shared expenses were allocated based on usage of the related facilities and time incurred by personnel. As of September 30, 2019, and December 31, 2018, the Company had an outstanding accounts receivable balance from Mountain Field of $0 and $19,000, respectively, related to shared operating expenses. For the three months ended September 30, 2019 and 2018, the Company incurred $0 and $5,000, respectively, for shared expenses. For the nine months ended September 30, 2019 and 2018, the Company charged Mountain Field $0.1 million and $2,000, respectively, for shared expenses.

Takeda became a common stockholder of the Company as of May 7, 2019 in connection with the May 2019 license agreement (see Note 3).

US-DOCS\111623708.4	F-11

Phathom Pharmaceuticals, Inc.

Notes to Combined Financial Statements − (Continued)

(Information as of September 30, 2019 and thereafter and for the nine months ended September 30, 2018 and 2019 is unaudited)

3. Commitments and Contingencies

License Agreement

On May 7, 2019, the Company entered into a license agreement with Takeda pursuant to which it was granted an exclusive license to commercialize vonoprazan fumarate in the United States, Canada and Europe (the “Takeda License”). The Company also has the right to sublicense its rights under the agreement, subject to certain conditions. The agreement will remain in effect, on a country-by-country and product-by-product basis, until the later of (i) the expiration of the last to expire valid patent claim covering vonoprazan fumarate alone or in combination with at least one other therapeutically active ingredient, (ii) the expiration of the applicable regulatory exclusivity and (iii) 15 years from the date of first commercial sale, unless earlier terminated. The Company may terminate the Takeda License upon six months’ written notice. The Company and Takeda may terminate the Takeda License in the case of the other party’s insolvency or material uncured breach. Takeda may terminate the Takeda License if the Company challenges, or assists in challenging, licensed patents.

In consideration of the Takeda License, the Company (i) paid Takeda $25.0 million in cash, (ii) issued Takeda 1,084,000 shares of its common stock at a fair value of $5.9 million, (iii) issued the Takeda Warrant to purchase 7,588,000 shares of its common stock at an exercise price of $0.00004613 per share at an initial fair value of $47.9 million, and (iv) issued the Takeda Warrant Right to receive an additional common stock warrant should Takeda’s fully-diluted ownership of the Company represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of outstanding convertible promissory notes, calculated immediately before the closing of the Company’s IPO, with a nominal initial fair value due to the low probability of issuance. The Takeda Warrant Right expired upon completion of our IPO, and no additional warrant was issued. In addition, the Company is obligated to pay Takeda up to an aggregate of $250.0 million in sales milestones upon the achievement of specified levels of product sales, and a low double-digit royalty rate on aggregate net sales of licensed products, subject to certain adjustments. The Company incurred $0.1 million of transaction costs in connection with the Takeda License. The Takeda Warrant has an exercise price of $0.00004613 per share, expires on May 7, 2029 and becomes exercisable upon (i) certain change of control transactions of the Company or (ii) the consummation of an IPO by the Company.

The transaction has been accounted for as an asset acquisition as substantially all of the fair value is concentrated in a group of similar assets. The $78.9 million fair value of the consideration paid for these research and development assets, which have no alternative future use, was recorded as in-process research and development in the Company’s combined statement of operations for the nine months ended September 30, 2019.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

4. Convertible Promissory Notes

Frazier Convertible Note Financing

From January 2018 to April 2019, the Company issued the Frazier Notes for an aggregate of $2.4 million and bearing interest at per annum rates ranging from 1.68% to 2.55%. Of the Frazier Notes, $1.9 million were issued in 2018 and $0.5 million were issued in April 2019. Due to certain embedded features within the Frazier Notes, the Company elected to account for these notes and all their embedded features under the fair value option. The Company recorded changes in the fair value of the Frazier Notes in the combined statements of operations until May 2019, when the Frazier Notes and related accrued interest were exchanged, at their then fair value of $2.4 million, for the May 2019 Notes. For the three and nine months ended September 30, 2018, and the nine months ended September 30, 2019, the Company recognized $18,000 of expense, $22,000 of expense, and $50,000 of income, respectively, in change in fair value of convertible promissory notes in the combined statements of operations related to changes in the fair value of the Frazier Notes. For the three and nine months ended September 30, 2018 and the nine months ended September 30, 2019, the Company recognized $4,000, $8,000 and $15,000, respectively, of interest expense in connection with the Frazier Notes. No interest expense or changes in fair value related to the Frazier Notes were recorded in the three months ended September 30, 2019, as the Frazier Notes were exchanged in May 2019.

US-DOCS\111623708.4	F-12

Phathom Pharmaceuticals, Inc.

Notes to Combined Financial Statements − (Continued)

(Information as of September 30, 2019 and thereafter and for the nine months ended September 30, 2018 and 2019 is unaudited)

May 2019 Convertible Note Financing

In May 7, 2019, the Company entered into a note purchase agreement under which it issued the unsecured May 2019 Notes for an aggregate of $90.3 million, resulting in gross proceeds to the Company of $87.8 million in cash and $2.4 million related to the exchange of the Frazier Notes and related accrued interest for the May 2019 Notes. Including the conversion of the Frazier Notes, Frazier purchased $20.0 million of the May 2019 Notes. The May 2019 Notes bear interest at a rate of 6% per annum and are subordinated to borrowings under the Company’s loan and security agreement (see Note 5). The May 2019 Notes become payable upon demand of the holders of at least 60% of the outstanding principal amount of the May 2019 Notes, including Frazier, on May 7, 2020 (the “Maturity Date”), and become due and payable on May 7, 2022, subject to earlier conversion or repayment in the event the Company completes certain equity financings or a change of control. The May 2019 Notes can be converted/redeemed as follows (i) automatically converted upon a qualified equity financing, with a conversion price of the lesser of 80% of the price paid per share in such financing or the conversion cap price per share, (ii) optionally converted upon a non-qualified equity financing with a conversion price of 80% of the price paid per share in such financing, (iii) optionally converted any time after the Maturity Date, with a conversion price per share of the conversion cap price per share, (iv) automatically upon an IPO with a conversion price per share of the lesser of 80% of the IPO price per share, or the conversion cap price per share, and (v) upon certain corporate transactions, receive cash equal to the greater of (A) two times the then outstanding principal and accrued interest and (B) an amount equal to the amount that would be received as if the May 2019 Notes were converted with a conversion price of the conversion cap price per share. The conversion cap price per share is defined as $500.0 million less the outstanding principal and accrued interest divided by the total of (1) the total number of common shares outstanding immediately prior to conversion, (2) the number of common shares issuable upon exercise or conversion of exercisable or convertible securities, and (3) the number of shares of capital stock reserved for issuance under the Company’s equity incentive plan.

The note purchase agreement includes, among others, covenants related to delivery of certain financial reports, certain registration rights, voting provisions regarding the composition of the Company’s board of directors, and limitations on the Company’s ability to pay dividends, incur additional indebtedness or consummate certain changes of control. The note purchase agreement also contains customary events of default, including bankruptcy, the failure to make payments when due, and certain material adverse changes. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable. As of September 30, 2019, the Company was in compliance with all applicable covenants under the note purchase agreement.

Due to certain embedded features within the May 2019 Notes, the Company elected to account for these notes and all their embedded features under the fair value option. For the three and nine months ended September 30, 2019, the Company recognized $2.5 million and $4.9 million respectively, of other expense in the combined statements of operations related to increases in the fair value of the May 2019 Notes. For the three and nine months ended September 30, 2019, the Company recognized $1.4 million and $2.2 million, respectively, of interest expense in connection with the May 2019 Notes. As of September 30, 2019, the outstanding principal and accrued interest on the May 2019 Notes was $90.3 million and $2.2 million, respectively. The principal and accrued interest of the May 2019 Notes automatically converted upon the IPO on October 29, 2019, converting into 6,107,918 shares of common stock; refer to Note 7 for further information.

5. Long-Term Debt

Long-term debt consists of the following (in thousands):

September 30, 2019
Long-term debt	$25,000
Unamortized debt discount	(2,389)
Long-term debt, net of debt discount	$22,611

On May 14, 2019, the Company entered into a loan and security agreement (the “Loan Agreement”, and all amounts borrowed thereunder the “Term Loans”) with Silicon Valley Bank (“SVB”), as administrative and collateral agent, and lenders including SVB and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”). The Company borrowed $25.0 million (“Term Loan A”) at the inception of the Loan Agreement and has the right to borrow an additional $25.0 million (“Term Loan B”). Term Loan B is available through March 31, 2020, provided that (i) the Company has received at least $150.0 million of net cash proceeds in connection with the issuance and sale, subsequent to April 1 2019, of its equity securities and subordinated debt, (ii) the Company has initiated Phase 3 clinical trials for vonoprazan, and (iii) no event of default has occurred.

US-DOCS\111623708.4	F-13

Phathom Pharmaceuticals, Inc.

Notes to Combined Financial Statements − (Continued)

(Information as of September 30, 2019 and thereafter and for the nine months ended September 30, 2018 and 2019 is unaudited)

The Term Loans bear interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% (7.25% at September 30, 2019) or 7.25%. The monthly payments consist of interest-only through June 1, 2021 or, in the event of positive data with respect to the Company’s Phase 3 clinical trial in both indications for vonoprazan sufficient to file an NDA with the FDA, through June 1, 2022. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024. In addition, the Company is obligated to pay a final payment fee of 8.25% of the original principal amount of the Term Loans. As of September 30, 2019, the final payment fee of $2.1 million has been recorded as an other long-term liability.

The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.0% of the then outstanding principal balance and payment of a pro rata portion of the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

The borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, excluding intellectual property and certain other assets. The Loan Agreement includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding its operating accounts. The negative covenants include, among others, limitations on the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. The Loan Agreement also contains customary events of default, including bankruptcy, the failure to make payments when due, and a material adverse change. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company would begin to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB, as collateral agent. As of September 30, 2019, the Company was in compliance with all applicable covenants under the Loan Agreement.

In connection with the Loan Agreement, the Company issued the Lender Warrants to purchase stock of the Company. The Lender Warrants become exercisable only if the Company borrows Term Loan B, and the number, class and per share price of the shares subject to the warrants is dependent on the terms of certain future equity financing transactions of the Company, including an IPO. The Lender Warrants expire ten years from the date of issuance, subject to earlier termination on September 30, 2020 if the Company does not draw down Term Loan B on or before March 31, 2020. The Lender Warrants include a put option pursuant to which, in the event that the Company does not draw down Term Loan B on or before March 31, 2020, the warrant holders may require that the Company repurchase the warrants for a total aggregate repurchase price of $0.5 million. The put right is exercisable through September 30, 2020.

The initial $0.4 million fair value of the Lender Warrants, the $2.1 million final payment fee and $0.2 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loans. For the three and nine months ended September 30, 2019, the Company recognized $0.6 million and $0.9 million of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. As of September 30, 2019, the Company had outstanding Term Loans of $25.0 million and accrued interest of $0.2 million.

Future minimum principal and interest payments under the Term Loans, including the final payment fee, as of September 30, 2019 are as follows (in thousands):

Year ending December 31:
2019	$458
2020	1,843
2021	6,609
2022	9,533
2023	8,920
2024	5,599
Total principal and interest payments	32,962
Less interest and final payment fee	(7,962)
Long-term debt	$25,000

US-DOCS\111623708.4	F-14

Phathom Pharmaceuticals, Inc.

Notes to Combined Financial Statements − (Continued)

(Information as of September 30, 2019 and thereafter and for the nine months ended September 30, 2018 and 2019 is unaudited)

6. Stockholders’ Deficit

Common Stock

In March 2019, subsequent to the Merger, the Company sold 1,491,072 shares of the Company’s common stock to Frazier.

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending in March 2023. The fair value of the founder shares at the date the repurchase right was granted is being recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of September 30, 2019, 2,213,808 shares of common stock were subject to repurchase by the Company and the associated repurchase liability was not significant. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

In May 2019, the Company issued Takeda 1,084,000 shares of common stock in connection with the Takeda License.

For the period from January 1, 2019 to May 6, 2019, the Company issued 2,524,852 shares of common stock to various employees and consultants of the Company for aggregate proceeds of approximately $1,000. Upon issuance, these shares were subject to a repurchase option by the Company at the original purchase price of the shares. The repurchase rights generally lapse as to 25% of the shares on the first anniversary of the vesting commencement date, and the repurchase right lapses as to 1/48th of the shares each one-month period thereafter, subject to the purchaser remaining continuously an employee, consultant or director of the Company.

On October 29, 2019, the Company completed its IPO and issued 10,997,630 shares of common stock for net proceeds of approximately $191.4 million.

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan (the “Existing Incentive Plan”) provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards to eligible recipients, including employees, directors or consultants of the Company. As of September 30, 2019, the Company had 2,231,739 shares of common stock authorized for issuance under the Existing Incentive Plan, of which 814,951 shares remained available for grant. In May 2019, the Company issued 16,260 shares of common stock under a restricted stock award, of which 6,775 were unvested as of September 30, 2019. For the nine months ended September 30, 2019, 1,400,258 stock options and 16,260 restricted stock awards were granted under the Existing Incentive Plan.

A summary of the Company’s unvested shares is as follows:

Balance at January 1, 2019	—
Vesting restrictions placed on previously issued shares	3,373,408
Sale of unvested common stock	2,524,852
Issuance of unvested restricted stock awards	16,260
Share vesting	(1,458,985)
Balance at September 30, 2019	4,455,535

For accounting purposes, unvested shares of common stock are considered issued, but not outstanding until they vest.

US-DOCS\111623708.4	F-15

Phathom Pharmaceuticals, Inc.

Notes to Combined Financial Statements − (Continued)

(Information as of September 30, 2019 and thereafter and for the nine months ended September 30, 2018 and 2019 is unaudited)

Stock Options

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company, prior to the IPO on October 29, 2019, is a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	—
Options granted	1,400,528	$9.10	—	—
Options exercised and shares vested	—	—	—	—
Options cancelled	—	—	—	—
Balance at September 30, 2019	1,400,528	$9.10	9.94	$5,575
Options exercisable as of September 30, 2019	—	—	—	—

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2019 was $5.12.  As of September 30, 2019, the Company had $3.8M of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.72 years.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Nine Months Ended September 30,
	2019	2018
Assumptions:
Expected term (in years)	6.07	—
Expected volatility	60.17%	—
Risk free interest rate	1.58%	—
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the combined statements of operations as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Research and development expense	$8	$8
General and administrative expense	29	58
Total	$37	$66

US-DOCS\111623708.4	F-16

Phathom Pharmaceuticals, Inc.

Notes to Combined Financial Statements − (Continued)

(Information as of September 30, 2019 and thereafter and for the nine months ended September 30, 2018 and 2019 is unaudited)

For the three and nine months ended September 30, 2019, the vested fair value of the restricted stock awards was $37,000 and $66,000, respectively. There was no stock-based compensation expense for the nine months ended September 30, 2018.

7. Subsequent Events

Reclassification of Takeda Warrant

On October 11, 2019, the Company increased its authorized shares to 50,000,000.  As a result, there were sufficient authorized shares for the Takeda Warrant.  The Company will record an adjustment to the fair value of the Takeda Warrant as of October 11, 2019 and reclassify the balance from warrant liabilities to additional paid-in capital.

Initial Public Offering

On October 29, 2019, the Company completed its IPO whereby it sold 10,997,630 shares of common stock at a public offering price of $19.00 per share. In aggregate, the Company received net proceeds of approximately $191.4 million, after deducting underwriting discounts, commissions and offering costs of $17.6 million.

In addition, each of the following occurred in connection with the completion of our IPO on October 29, 2019:

•	the issuance of 6,107,918 shares of common stock upon the automatic conversion of the May 2019 Notes;
•	the expiration of the right granted to Takeda to receive an additional common stock warrant, or the Takeda Warrant Right.

The following table summarizes certain actual balance sheet data and pro forma balance sheet data to reflect the activities related to the Company’s IPO noted above, as of September 30, 2019 (in thousands):

	September 30, 2019	Pro forma September 30, 2019
Cash and cash equivalents	$74,484	$267,164
Prepaid expenses and other current assets	3,169	3,169
Property, plant and equipment, net	40	40
Other assets	2,013	—
Accounts payable and accrued expenses	4,891	1,996
Convertible promissory notes payable	95,229	—
Warrant liabilities	107,373	448
Long-term liabilities	24,674	24,674
Common stock	—	2
Additional paid in capital	5,952	401,665
Accumulated deficit	(158,413)	(158,413)
Total stockholder’s (deficit) equity	(152,461)	243,254

In connection with the closing of its IPO on October 29, 2019, the Company will record an additional non-cash charge related to the final fair value adjustment of the convertible promissory notes payable. This final fair value adjustment is excluded from the table above.

US-DOCS\111623708.4	F-17

Phathom Pharmaceuticals, Inc.

Notes to Combined Financial Statements − (Continued)

(Information as of September 30, 2019 and thereafter and for the nine months ended September 30, 2018 and 2019 is unaudited)

2019 Incentive Award Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”), which will become effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. An aggregate of 2,700,000 shares of the Company’s common stock will initially be available for issuance under awards granted pursuant to the 2019 Plan. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Existing Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Existing Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors.

Approval of the Employee Stock Purchase Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan (the “ESPP”), which will become effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock is initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors.

US-DOCS\111623708.4	F-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition results of operations in conjunction  with the unaudited interim financial statements included in this Quarterly Report on Form 10-Q  and with our audited financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in in the Prospectus dated October 24, 2019 filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on October 28, 2019, or the Prospectus.

Forward Looking Statements

The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, research and development plans and costs, the timing and likelihood of regulatory filings and approvals, commercialization plans, pricing and reimbursement, the potential to develop future product candidates, the timing and likelihood of success of the plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in the Prospectus under the heading “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a late clinical-stage biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our initial product candidate, vonoprazan, is an oral small molecule potassium-competitive acid blocker, or P-CAB. P-CABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan has rapid, potent, and durable anti-secretory effects and  has demonstrated clinical benefits over the current standard of care as a single agent in the treatment of gastroesophageal reflux disease, or GERD, and in combination with antibiotics for the treatment of Helicobacter pylori, or H. pylori, infection. Takeda Pharmaceutical Company Limited, or Takeda, developed vonoprazan and has received marketing approval in nine countries in Asia and Latin America. Vonoprazan generated over $500 million in net sales in its fourth full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda. We plan to initiate two pivotal Phase 3 clinical trials of vonoprazan in the fourth quarter of 2019. We believe that the successful completion of our Phase 3 clinical trials, together with the existing clinical data, will support regulatory submissions in 2021 and 2022 for marketing approval for the treatment of H. pylori infection and erosive esophagitis, respectively. We have received qualified infectious disease product (QIDP) and Fast Track designations from the U.S. Food and Drug Administration, or FDA, for vonoprazan in combination with certain antibiotics for the treatment of H. pylori infection. QIDP designation also provides potential eligibility for priority review and extension of any regulatory exclusivity awarded if approved. If approved, we plan to independently commercialize vonoprazan in the United States. We also plan to seek commercial partnerships for vonoprazan in Europe and Canada, expand development of vonoprazan across indications, dosing regimens and alternative formulations and packaging, and in-license or acquire additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner.

US-DOCS\111623708.4	21

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, preparing for our planned Phase 3 clinical trials of vonoprazan, and providing other general and administrative support for these operations. Our operations to date have been funded primarily through the issuance of convertible promissory notes and commercial bank debt. From our inception through September 30, 2019, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes and $25.0 million of commercial bank debt. As of September 30, 2019, we had cash and cash equivalents of $74.5 million. On October 29, 2019, in connection with our initial public offering, or IPO, we sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share. The net proceeds were approximately $191.4 million, after deducting underwriting discounts and commissions and estimated offering costs.  Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through at least the next 24 months.

We do not have any products approved for sale and have incurred net losses since our inception. Our net losses for the nine months ended September 30, 2018 and 2019 were $0.8 million and $157.1 million, respectively. Our net losses for the nine months ended September 30, 2019 included non-cash charges related to the change in fair value of warrant liabilities of $59.0 million, change in fair value of convertible promissory notes of $4.9 million, the issuance to Takeda of 1,084,000 shares of our common stock at a fair value of $5.9 million and issuance of the Takeda Warrant at an initial fair value of $47.9 million.  As of September 30, 2019, we had an accumulated deficit of $158.4 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance vonoprazan through clinical trials, seek regulatory approval for vonoprazan, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for vonoprazan, protect our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

We have never generated any revenue and do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for vonoprazan, which will not be for several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of vonoprazan, if ever, we expect to finance our cash needs through equity offerings, our existing loan and security agreement, or Loan Agreement, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Operations Overview

Our combined financial statements include the accounts of Phathom (the receiving entity) and YamadaCo IIA prior to being merged into a single entity effective March 13, 2019. Phathom and YamadaCo IIA were entities under common control of Frazier Life Sciences IX, L.P., or Frazier, as a result of, among other things, Frazier’s: (i) ownership of a majority of the outstanding capital stock of both companies; (ii) financing of both companies; (iii) control of the board of directors of both companies; and (iv) management of both companies. Both Phathom and YamadaCo IIA were formed for the purpose of identifying potential assets around which to form an operating company. As the merged entities were under common control, the combined financial statements report the financial position, results of operations and cash flows of Phathom and YamadaCo IIA as though the transfer of net assets and equity interests had occurred at the beginning of 2018. All intercompany accounts and transactions have been eliminated in combination.

License Agreement with Takeda

On May 7, 2019, we and Takeda entered into an exclusive license to commercialize vonoprazan fumarate in the United States, Canada and Europe, or the Takeda License, pursuant to which we in-licensed the U.S., European, and Canadian rights to vonoprazan. During the term of the Takeda License, we and our affiliates are not permitted to commercialize any pharmaceutical product, other than vonoprazan, that treats acid-related disorders, except for certain generic and OTC competing products in specified circumstances. We will be responsible at our cost for the development, manufacture and commercialization of vonoprazan products. We are required to use commercially reasonable efforts to develop and commercialize the vonoprazan products in our licensed territory.

Under the Takeda License, Takeda has the sole right and authority, with our input, to prepare, file, prosecute, and maintain all Takeda and joint patents on a worldwide basis at its own cost. We are responsible, at our cost, for preparing, filing, prosecuting, and maintaining patents on inventions made solely by us in connection with vonoprazan, subject to input from Takeda.

US-DOCS\111623708.4	22

We paid Takeda upfront consideration consisting of a cash fee of $25.0 million, 1,084,000 shares of our common stock, a warrant to purchase 7,588,000 shares of our common stock at an exercise price of $0.00004613 per share, or the Takeda Warrant, and issued Takeda a right to receive an additional common stock warrant, or the Takeda Warrant Right, if Takeda’s fully-diluted ownership of the Company represented less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of outstanding convertible promissory notes, calculated immediately prior to the closing of our IPO.  The Takeda Warrant Right expired upon completion of our IPO, and no additional warrant was issued. We agreed to make milestone payments to Takeda upon achieving certain tiered aggregate annual net sales of licensed products in the United States, Europe and Canada up a total maximum milestone amount of $250.0 million. We also agreed to make tiered royalty payments at percentages in the very low to mid double digits on net sales of licensed products, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 15 years following first commercial sale in such country.

Components of Results of Operations

Operating Expenses

Research and Development

To date, our research and development expenses have related to the development of vonoprazan. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

Research and development expenses include:

•	salaries, payroll taxes, employee benefits, and stock-based compensation charges for those individuals involved in research and development efforts;
•

external research and development expenses incurred under agreements with contract research organizations, or CROs, and consultants to conduct and support our planned clinical trials of vonoprazan; and

•	costs related to manufacturing vonoprazan clinical trials.

We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of vonoprazan. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials and nonclinical studies of vonoprazan or any future product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Our future clinical development costs may vary significantly based on factors such as:

•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses evaluated in the trials;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;

US-DOCS\111623708.4	23

•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidate.

In-Process Research and Development

In-process research and development expenses relate to the Takeda License, and include the $78.9 million purchase price of the acquired research and development assets. The purchase price of the Takeda License consisted of the following: (i) $25.0 million in cash; (ii) issuance to Takeda of 1,084,000 shares of our common stock at a fair value of $5.9 million; (iii) issuance of the Takeda Warrant at an initial fair value of $47.9 million; (iv) issuance of the Takeda Warrant Right, with a nominal initial fair value due to the low probability of issuance; and (v) $0.1 million of transaction costs incurred by us. The fair value of the Takeda Warrant and Takeda Warrant Right were determined using the methodologies described below under “Change in Fair Value of Warrant Liabilities,” and the fair value of the common stock was determined using the methodologies described below under “Critical Accounting Policies and Significant Judgments and Estimates—Common Stock Valuations.”

General and Administrative

General and administrative expenses consist of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions, legal fees relating to intellectual property and corporate matters, and professional fees for accounting and consulting services. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, pre-commercial preparation activities for vonoprazan and, if any future product candidate receives marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Interest Income

Interest income consists of interest on our money market fund.

Interest Expense

Interest expense consists of (i) interest on our convertible promissory notes at per annum interest rates ranging from 1.68% to 6.00% and (ii) interest on our outstanding commercial bank debt at a floating per annum interest rate (7.25% as of September 30, 2019) and amortization of the commercial bank debt discount recorded in connection with the  fair value of warrants issued to the lenders, debt issuance costs incurred and the obligation to make a final payment fee.

Change in Fair Value of Warrant Liabilities

In connection with the Takeda License, we issued the Takeda Warrant and Takeda Warrant Right, or together the Takeda Warrants. In connection with our commercial bank debt, we issued the lenders warrants to purchase our capital stock, or the Lender Warrants. The Takeda Warrants are accounted for as liabilities as they do not meet all the conditions for equity classification due to (i) insufficient authorized shares for the Takeda Warrant and (ii) the Takeda Warrant Right is not indexed to our own stock. The Lender Warrants are accounted for as liabilities as they contain a holder put right under which the lenders could require us to pay cash in exchange for the warrants. We adjust the carrying value of our warrant liabilities to their estimated fair value at each reporting date, with any change in fair value of the warrant liabilities recorded as an increase or decrease to change in fair value of warrant liabilities in the combined statements of operations.

The fair value of the Takeda Warrants is derived from the model used to estimate the fair value of our common stock and the fair value of the Lender Warrants is estimated using a probability-weighted model considering IPO and non-IPO scenarios. The IPO scenarios utilize a binomial lattice model to estimate a distribution of total equity values as of a projected IPO date. The non-IPO scenario utilizes the repurchase price associated with the warrant put right discounted to present value based on venture capital rates of return and the term associated with the put right. After the closing of the IPO, the Lender Warrants will continue to be accounted for at fair value.

On October 11, 2019, we increased our authorized shares of common stock to 50,000,000.  As a result, there were sufficient authorized shares of common stock for the Takeda Warrant.  We recorded an adjustment to the fair value of the Takeda Warrant as of October 11, 2019, and reclassified the balance from warrant liabilities to additional paid-in capital.

Upon the closing of the IPO, (i) the Takeda Warrant Right expired without effect since no fair value has been allocated to it, and (ii) the Lender Warrants, as a result of a put option, will continue as warrant liabilities adjusted to fair value at each reporting date.

.

US-DOCS\111623708.4	24

Change in Fair Value of Convertible Promissory Notes

We issued convertible promissory notes in 2018 and 2019 for which we have elected the fair value option. We adjust the carrying value of our convertible promissory notes to their estimated fair value at each reporting date, with any change in fair value of the convertible promissory notes recorded as an increase or decrease to change in fair value of convertible promissory notes in our combined statements of operations.

Prior to their exchange into convertible promissory notes issued in May 2019, the fair value of convertible promissory notes issued from inception through April 2019 was estimated using a scenario-based analysis that estimated the fair value of the convertible promissory notes based on the probability-weighted present value of expected future investment returns, considering possible outcomes available to the noteholders, including conversions in subsequent equity financings, change of control transactions, settlement and dissolution. The fair value of the convertible promissory notes issued in May 2019 is estimated using a scenario-based analysis that estimates the fair value of the convertible promissory notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various IPO, settlement, equity financing, corporate transaction and dissolution scenarios.

The notes issued in May 2019 and related accrued interest were converted into 6,107,918 shares upon completion of the IPO.

Results of Operations

Comparison of the Nine Months Ended September 30, 2018 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2019 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
	(unaudited)
Operating expenses:
Research and development	$7,670	$6	$7,664
In-process research and development	78,897	—	78,897
General and administrative	3,955	768	3,187
Total operating expenses	90,522	774	89,748
Loss from operations	(90,522)	(774)	(89,748)
Other income (expense):
Interest income	530	—	530
Interest expense	(3,138)	(8)	(3,130)
Change in fair value of warrant liabilities	(59,060)	—	(59,060)
Change in fair value of convertible promissory notes	(4,928)	(22)	(4,906)
Other income (expense)	(7)	—	(7)
Total other income (expense)	(66,603)	(30)	(66,573)
Net loss	$(157,125)	$(804)	$(156,321)

Research and Development Expenses. We had minimal research and development expenses for the nine months ended September 30, 2018, as we had not yet entered into the Takeda License. The $7.6 million of research and development expenses for the nine months ended September 30, 2019 consisted of $6.3 million of clinical development of vonoprazan and $1.3 million of personnel-related expenses.

In-Process Research and Development Expenses. We had no in-process research and development expenses for the nine months ended September 30, 2018. The $78.9 million of in-process research and development expenses for the nine months ended September 30, 2019 consisted of the purchase price for the research and development assets we acquired as part of the Takeda License.  The purchase price of the Takeda License consisted of the following: (i) $25.0 million in cash; (ii) issuance to Takeda of 1,084,000 shares of our common stock at a fair value of $5.9 million; (iii) issuance of the Takeda Warrant at an initial fair value of $47.9 million; (iv) issuance of the Takeda Warrant Right, with a nominal initial fair value due to the low probability of issuance; and (v) $0.1 million of transaction costs incurred by us.

General and Administrative Expenses. General and administrative expenses were $0.8 million and $4.0 million for the nine months ended September 30, 2018 and 2019, respectively. The increase of $3.2 million was due to increases of $0.7 million in legal

US-DOCS\111623708.4	25

fees related to corporate and intellectual property matters, $0.9 million in professional services expenses for accounting, audit, tax, valuation and other services, $1.0 million in personnel-related expenses, $0.3 million of consulting services expenses, and $0.3 million of other operating expenses.

Other Income (Expense). Other expense of $30,000 for the nine months ended September 30, 2018 consisted of $8,000 of interest expense on our outstanding convertible promissory notes and $22,000 of other expense related to the increase in fair value of those convertible promissory notes. Other expense of $66.6 million for the nine months ended September 30, 2019 consisted of $4.9 million of other expense related to the increase in the fair value of our convertible promissory notes, $59.1 million of other expense related to the increase in the fair value of warrant liabilities, $2.2 million of interest expense on our outstanding convertible promissory notes, $0.9 million of interest expense on outstanding commercial bank debt, and $0.5 million of interest income.

Comparison of the Three Months Ended September 30, 2018 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2019 (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
	(unaudited)
Operating expenses:
Research and development	$4,469	$6	$4,463
General and administrative	1,813	262	1,551
Total operating expenses	6,282	268	6,014
Loss from operations	(6,282)	(268)	(6,014)
Other income (expense):
Interest income	429	—	429
Interest expense	(1,990)	(4)	(1,986)
Change in fair value of warrant liabilities	(57,776)	—	(57,776)
Change in fair value of convertible promissory notes	(2,486)	(18)	(2,468)
Other income (expense)	(7)	—	(7)
Total other income (expense)	(61,830)	(22)	(61,808)
Net loss	$(68,112)	$(290)	$(67,822)

Research and Development Expenses. We had minimal research and development expenses for the three months ended September 30, 2018, as we had not yet entered into the Takeda License. The $4.4 million of research and development expenses for the three months ended September 30, 2019 consisted of $3.3 million of clinical development of vonoprazan and $1.1 million of personnel-related expenses.

General and Administrative Expenses. General and administrative expenses were $0.3 million and $1.8 million for the three months ended September 30, 2018 and 2019, respectively. The increase of $1.5 million was due to increases of $0.1 million in legal fees related to corporate and intellectual property matters, $0.5 million in professional services expenses for accounting, audit, tax, valuation and other services, $0.3 million in personnel-related expenses, $0.1 million of consulting services expenses, and $0.5 million of other operating expenses.

Other Income (Expense). Other expense of $22,000 for the three months ended September 30, 2018 consisted of $4,000 of interest expense on our outstanding convertible promissory notes and $18,000 of other expense related to the increase in fair value of those convertible promissory notes. Other expense of $61.8 million for the nine months ended September 30, 2019 consisted of $2.5 million of other expense related to the increase in the fair value of our convertible promissory notes, $57.7 million of other expense related to the increase in the fair value of warrant liabilities, $1.4 million of interest expense on our outstanding convertible promissory notes, $0.6 million of interest expense on outstanding commercial bank debt, and $0.4 million of interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2019, we had cash and cash equivalents of $74.5 million.

Commercial Bank Debt

On May 14, 2019, we entered into the Loan Agreement with Silicon Valley Bank, or SVB, as administrative and collateral agent,

US-DOCS\111623708.4	26

and lenders SVB and WestRiver Innovation Lending Fund VIII, L.P.. We borrowed $25.0 million, or Term Loan A, at the inception of the Loan Agreement and have the right to borrow an additional $25.0 million, or Term Loan B, and which we collectively refer to as the Term Loans. Term Loan B is available through March 31, 2020, provided that (i) we have received at least $150.0 million of net cash proceeds in connection with the issuance and sale, subsequent to April 1, 2019, of our equity securities and subordinated debt, (ii) we have initiated Phase 3 clinical trials for vonoprazan, and (iii) no event of default has occurred. As of September 30, 2019, we had outstanding Term Loans of $25.0 million and accrued interest of $0.2 million.

The Term Loans bear interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% (7.25% at September 30, 2019) or 7.25%. The monthly payments consist of interest-only through June 1, 2021 or, in the event of positive data with respect to our Phase 3 clinical trials in both indications for vonoprazan sufficient to file a new drug application, or NDA, with the FDA, through June 1, 2022. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024. In addition, we are obligated to pay a final payment fee of 8.25% of the original principal amount of the Term Loans. We may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.0% of the then outstanding principal balance and payment of a pro rata portion of the final payment fee. After repayment, no Term Loan amounts may be borrowed again. The borrowings under the Loan Agreement are collateralized by substantially all of our assets, excluding intellectual property and certain other assets. We have agreed not to encumber our intellectual property assets without SVB’s prior written consent unless a security interest in the underlying intellectual property is necessary to have a security interest in the accounts and proceeds that are part of the assets securing the Term Loans, in which case our intellectual property will automatically be included within the assets securing the Term Loans.

The Loan Agreement contains certain customary affirmative and negative covenants and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding our operating accounts. The negative covenants include, among others, limitations on our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by us would begin to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB, as collateral agent. As of September 30, 2019, we were in compliance with all applicable covenants under the Loan Agreement.

In connection with the Loan Agreement, we issued the Lender Warrants, which become exercisable only if we borrow Term Loan B, and the number, class and per share exercise price of the shares subject to the warrants is dependent on the terms of certain future equity financing transactions of the Company, including an IPO. The Lender Warrants expire ten years from the date of issuance, subject to earlier termination on September 30, 2020 if we do not draw down Term Loan B on or before March 31, 2020. The Lender Warrants include a put option pursuant to which, in the event that we do not draw down Term Loan B on or before March 31, 2020, the warrant holders may require us to repurchase the warrants for a total aggregate repurchase price of $0.5 million. The put right is exercisable through September 30, 2020.

Convertible Note Financings

From January 2018 to April 2019, we issued an aggregate of $2.4 million of convertible promissory notes to Frazier, or the Frazier Notes, bearing interest at per annum rates ranging from 1.68% to 2.55%. In May 2019, these notes and related accrued interest were exchanged, at their then fair value of $2.4 million, for the May 2019 convertible promissory notes described below.

On May 7, 2019, we entered into a note purchase agreement under which we issued an aggregate of $90.3 million of unsecured convertible promissory notes, or the May 2019 Notes, resulting in gross proceeds to us of $87.8 million in cash and $2.4 million related to the exchange of the Frazier Notes. Including the conversion of the Frazier Notes, Frazier purchased $20.0 million of the May 2019 Notes. The May 2019 Notes bear interest at a rate of 6% per annum and are subordinated to borrowings under our Loan Agreement. The May 2019 Notes become payable upon demand of the holders of at least 60% of the outstanding principal amount of the May 2019 Notes, including Frazier, on May 7, 2020, or the Maturity Date, and become due and payable on May 7, 2022, subject to earlier conversion or repayment in the event we complete certain equity financings or a change of control. The note purchase agreement includes certain customary covenants and events of default. The May 2019 Notes automatically converted upon the IPO on October 29, 2019, converting into the issuance of 6,107,918 shares of common stock, representing the outstanding principal amount of the notes at the date of automatic conversion

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents, together with the net proceeds from our IPO, will be sufficient to meet our anticipated cash requirements through at least the next 24 months. In particular, we expect the net proceeds will allow us to complete our planned Phase 3 clinical trials of vonoprazan in the treatment of erosive esophagitis and H. pylori infection. However, our forecast of the period of time through which our financial resources will be adequate to support our

US-DOCS\111623708.4	27

operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•

the initiation, type, number, scope, results, costs and timing of, our clinical trials of vonoprazan, and preclinical studies or clinical trials of other potential product candidates we may choose to pursue in the future, including feedback received from regulatory authorities;

•	the costs and timing of manufacturing for vonoprazan or any future product candidates, including commercial scale manufacturing if any product candidate is approved;
•	the costs, timing and outcome of regulatory review of vonoprazan or any future product candidates;
•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development personnel;
•	the timing and amount of the milestone or other payments we must make to Takeda and any future licensors;
•	the costs and timing of establishing or securing sales and marketing capabilities for vonoprazan or any future product candidate;
•	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•	costs associated with any products or technologies that we may in-license or acquire.

US-DOCS\111623708.4	28

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through equity offerings, the Loan Agreement, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Including our existing cash and cash equivalents, including with the net proceeds from our initial public offering which closed on October 29, 2019, we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the combined financial statements were available to be issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change
	(unaudited)
Net cash provided by (used in):
Operating activities	$(13,126)	$(721)	$(12,405)
Investing activities	(25,144)	—	(25,144)
Financing activities	111,875	852	111,023
Net increase (decrease) in cash	$73,605	$131	$73,474

Operating Activities

Net cash used in operating activities was approximately $0.7 million and $13.1 million for the nine months ended September 30, 2018 and 2019, respectively. The net cash used in operating activities the nine months ended September 30, 2018 was primarily due to our net loss in each period. The net cash used in operating activities for the nine months ended September 30, 2019 was due to our net loss of $157.1 million, adjusted for $143.1 million of noncash charges and a $0.8 million net change in operating assets and liabilities. Noncash charges consisted of our in-process research and development charges of $78.9 million related to the Takeda License, $4.9 million related to the change in fair value of convertible promissory notes, $59.0 million related to the change in fair value of warrant liabilities, and $0.2 million of amortization of debt discounts on our commercial bank debt. The net change in operating assets and liabilities related to a $2.3 million increase in accrued interest on our outstanding convertible promissory notes and commercial bank debt and a $1.6 million increase in accounts payable and accrued expenses in support of the growth in our operating activities, partially offset by a $3.1 million increase in prepaid clinical activities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was primarily due to the cash we paid, including transaction costs, to acquire the Takeda License. We had no investing activities for the year ended December 31, 2018.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was primarily due to proceeds from our issuance of convertible promissory notes. Net cash provided by financing activities for the nine months ended September 30, 2019 was $111.9 million, due to $88.3 million of net proceeds from our issuance of convertible promissory notes, $24.9 million of net proceeds from our commercial bank debt and offset by $1.3 million net proceeds related to the IPO.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our combined financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our combined financial statements requires us to make estimates and assumptions that affect the reported

US-DOCS\111623708.4	29

amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our combined financial statements and accompanying notes. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our combined financial statements included elsewhere in the Prospectus, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Accrued Research and Development Expenses

As part of the process of preparing our combined financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

In-Process Research and Development

We evaluate whether acquired intangible assets are a business under applicable accounting standards. Additionally, we evaluate whether the acquired assets have a future alternative use. Intangible assets that do not have future alternative use, such as the Takeda License, are considered acquired in-process research and development. When the acquired in-process research and development assets are not part of a business combination, the value of the consideration paid is expensed on the acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred.

Fair Value of Warrant Liabilities and Convertible Promissory Notes

As described above, our warrant liabilities and convertible promissory notes are revalued at each reporting period with changes in the fair value of the liabilities recorded as a component of other income (expense) in the combined statements of operations. There are significant judgments and estimates inherent in the determination of the fair value of these liabilities. If we had made different assumptions including, among others, those related to the timing and probability of various corporate scenarios, discount rates, volatilities and exit valuations, the carrying values of our warrant liabilities and convertible promissory notes, and our net loss and net loss per common share could have been significantly different.

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis with forfeitures recognized as they occur. Through September 30, 2019, our stock-based compensation expense consisted of our issuance of restricted stock awards, or RSAs, for which the fair value is determined based on the fair value of the underlying common stock and stock options. As of September 30, 2019, unrecognized stock-based compensation expense was $3.8 million, which is expected to be recognized over a weighted-average period of approximately 3.72 years.

US-DOCS\111623708.4	30

Other Company Information

JOBS Act

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. As a result, our combined financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Recent Accounting Pronouncements

See Note 1 to our combined financial statements appearing elsewhere in the Prospectus.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents consist of cash in readily available checking accounts and money market funds. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our outstanding convertible promissory notes bear interest at a fixed rate. Our long-term debt bears interest at a variable rate. A 10% increase or decrease in the interest rate on our long-term debt would not have a material effect on our financial position, results of operations or cash flows.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the periods presented.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in the Prospectus.

Item 4.Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in

US-DOCS\111623708.4	31

achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this quarterly report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

US-DOCS\111623708.4	32

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A.Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in the Prospectus dated October 24, 2019 filed pursuant to Rule 424(b) under the Securities Act with the SEC on October 29, 2019, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision to purchase or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. The risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a late clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2018, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, and preparing for our planned Phase 3 clinical trials of vonoprazan. As a company, we have not yet demonstrated an ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception. If vonoprazan is not successfully developed and approved in the United States, Europe and/or Canada, we may never generate any revenue. We have incurred cumulative net losses since our inception and, as of September 30, 2019, we had an accumulated deficit of $158.4 million. Substantially all of our losses have resulted from expenses incurred in connection with in-licensing and developing vonoprazan and from general and administrative costs associated with our operations. Vonoprazan and any future product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize vonoprazan and seek to identify, assess, acquire, in-license, or develop additional product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials and preclinical studies of vonoprazan and any future product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, continue our product development efforts, diversify our product candidate pipeline or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

US-DOCS\111623708.4	33

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our planned Phase 3 clinical trials of vonoprazan and seek regulatory approval for vonoprazan. In addition, if vonoprazan receives approval and is commercialized, we will be required to make milestone and royalty payments to Takeda, from whom we have in-licensed the rights to develop and commercialize vonoprazan in the United States, Europe, and Canada pursuant to the license agreement, dated May 7, 2019, between us and Takeda, or the Takeda License. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or licensing payments. If we obtain regulatory approval for vonoprazan or any future product candidate, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of vonoprazan or any future product candidate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash and cash equivalents, including the proceeds from our IPO, will enable us to fund our operations for at least the next 12 months. In particular, we expect that these funds will allow us to complete our planned Phase 3 clinical trials of vonoprazan in the treatment of erosive esophagitis and H. pylori infection. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop vonoprazan or any future product candidates.

Our future capital requirements will depend on many factors, including:

•

the initiation, type, number, scope, results, costs and timing of, our clinical trials of vonoprazan, and preclinical studies or clinical trials of other potential product candidates we may choose to pursue in the future, including feedback received from regulatory authorities;

•	the costs and timing of manufacturing for vonoprazan or any future product candidates, including commercial scale manufacturing if any product candidate is approved;
•	the costs, timing and outcome of regulatory review of vonoprazan or any future product candidates;
•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers, clinical development personnel and commercial personnel;
•	the timing and amount of the milestone or other payments we must make to Takeda and any future licensors;
•	the costs and timing of establishing or securing sales and marketing capabilities if vonoprazan or any future product candidate is approved;
•	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;

US-DOCS\111623708.4	34

•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•	the costs associated with any products or technologies that we may in-license or acquire.

Conducting clinical trials and preclinical studies is a time consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, vonoprazan and other potential product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, would initially be derived from sales of vonoprazan, which we do not expect to be commercially available in our licensed territories for many years, if at all.

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

o	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, our loan and security agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, as administrative and collateral agent, and lenders SVB and WestRiver Innovation Lending Fund VIII, L.P., or WestRiver, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Our Loan Agreement includes, and any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock.

o

Our management, as of December 31, 2018, and our independent registered public accounting firm, in their report on our combined financial statements as of and for the fiscal year ended December 31, 2018, have concluded that there is substantial doubt as to our ability to continue as a going concern.

Our audited combined financial statements for the fiscal year ended December 31, 2018 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and satisfy our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2018, our management concluded that, based on our expected operating losses, negative cash flows and maturities of outstanding convertible promissory notes, there is substantial doubt about our ability to continue as a going concern for the twelve months after the date the combined financial statements were issued. Our ability to continue as a going concern is subject to our ability to obtain sufficient financing. If we cannot continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our combined financial statements, and it is likely that our stockholders may lose some or all of their investment in us. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

US-DOCS\111623708.4	35

Risks Related to the Development and Regulatory Approval of Product Candidates

We currently depend entirely on the success of vonoprazan, which is our only product candidate. If we are unable to advance vonoprazan in clinical development, obtain regulatory approval and ultimately commercialize vonoprazan, or experience significant delays in doing so, our business will be materially harmed.

We currently only have one product candidate, vonoprazan, which we in-licensed from Takeda. Our business presently depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize vonoprazan in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate. We plan to initiate two pivotal Phase 3 clinical trials in the fourth quarter of 2019 for vonoprazan: one for the treatment of erosive esophagitis, and a second for the treatment of H. pylori infection. Our assumptions about vonoprazan’s development and commercial potential are based in large part on the development and commercial experience of vonoprazan in Japan and other Asian countries. However, our assumptions may prove to be wrong, and we may encounter a materially and adversely different development and commercial experience. The success of vonoprazan will depend on several factors, including the following:

•	acceptance by the FDA or by comparable foreign regulatory authorities of our proposed design of the planned Phase 3 clinical trials of vonoprazan and any future clinical trials;
•	successful enrollment in clinical trials and completion of clinical trials with favorable results;
•

the willingness of the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities to accept the data from our planned Phase 3 clinical trials conducted in Europe and preclinical studies and clinical trials conducted outside of our licensed territories by Takeda and independent investigators as part of the basis for review and approval of vonoprazan

•	demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
•	receipt of marketing approvals from applicable regulatory authorities, including one or more new drug applications, or NDAs, from the FDA and maintaining such approvals;
•

making arrangements with Takeda or any future third-party manufacturers for, or establishing, commercial manufacturing capabilities and receiving/importing commercial supplies approved by FDA and other regulators from Takeda or any future third-party manufacturer;

•	establishing sales, marketing and distribution capabilities and commercializing vonoprazan, if approved, whether alone or in collaboration with others;
•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for vonoprazan;
•	maintaining an acceptable safety profile of vonoprazan following approval; and
•

maintaining and growing an organization of people who can develop and, if approved, commercialize, market, and sell vonoprazan to physicians, patients, healthcare payors, and others in the medical community.

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of vonoprazan, which may never occur. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for vonoprazan in clinical trials or in obtaining marketing approval thereafter. It may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize vonoprazan, we may not be able to generate sufficient revenue to continue our business.

US-DOCS\111623708.4	36

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of prior clinical trials and other investigator-initiated clinical trials of vonoprazan are not necessarily predictive of our future results. Vonoprazan may not have favorable results in our clinical trials, or receive regulatory approval on a timely basis, if at all.

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

The results from clinical trials or preclinical studies of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while vonoprazan has been studied in an extensive clinical program by Takeda, including 17 Phase 3 clinical trials, we do not know how vonoprazan will perform in future clinical trials, including as a result of differences between the clinical trials conducted to date by Takeda or other third parties and our planned Phase 3 clinical trial designs. These differences include, among other things: including higher doses of antibiotics and longer duration of treatment and inclusion of a dual therapy arm in our planned Phase 3 clinical trial for the treatment of H. pylori infection, and conducting a single Phase 3 clinical trial for both the healing and maintenance of erosive esophagitis, rather than two separate trials. Further, the large majority of the clinical development of vonoprazan was conducted in Asian subjects, who naturally have differences in height, weight, drug metabolism, and potentially, acid-secretory capacity from Western populations. Although there are data across two Phase 1 clinical trials in healthy volunteers showing that the vonoprazan pharmacokinetic and pharmacodynamic profile is similar in Japanese and non-Japanese subjects, our clinical trials of vonoprazan in a broader population comprised of patients in the United States and Europe may not yield the same results as prior clinical trials. Additionally, Western patients may be more likely to deviate from clinical trial protocols or drop out of clinical trials than Japanese patients, which may negatively impact the results of our clinical trials. Further, in our planned Phase 3 clinical trial for the treatment of H. pylori infection, the vonoprazan dual therapy arm will not be double-blinded because patients in this arm will be administered amoxicillin three times daily, versus twice daily for the triple therapy regimens. Both triple therapy regimens will be double-blinded. The inability to double-blind the dual therapy arm may impact the results of this trial and how regulatory agencies or healthcare payors interpret such results. For example, the EMA has noted that it expects additional analyses of treatment compliance and drop-out rates in the dual therapy arm because it will not be double-blinded.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after the product candidate achieved promising results in earlier clinical trials. The results of our planned trials may not be comparable to those achieved previously, whether as a result of differences in trial design, patient population or otherwise.

Further, the FDA, the EMA, or other comparable foreign regulatory authorities may not view the data from clinical trials conducted by Takeda and other third parties discussed above, together with our single planned Phase 3 clinical trial in each of erosive esophagitis and H. pylori infection, as sufficient to support the regulatory approval of vonoprazan for the treatment of erosive esophagitis or H. pylori infection. The FDA, EMA, or other comparable foreign regulatory authorities may also disagree with the adequacy of our trial designs, including as a result of the differences between our designs and those of Takeda’s Phase 3 clinical trials discussed above. As a result, we could be required to conduct additional clinical trials prior to seeking and obtaining regulatory approval and our planned development timeline could materially change. In addition, in July 2019, we received scientific advice from the EMA on our planned Phase 3 clinical trial of vonoprazan in the healing and maintenance of healing of erosive esophagitis. For the healing phase of the study, the EMA recommended that we include an endoscopy to assess healing at Week 4 in addition to the planned endoscopies at Week 2 and Week 8 because the summary of product characteristics for lansoprazole suggests four weeks of treatment to assess healing in erosive esophagitis. We have decided not to incorporate this change into the study design given the additional burden on study subjects to return for a third endoscopy in an eight-week period. This decision may impact the future summary of product characteristics for vonoprazan or may cause the EMA to require us to conduct additional clinical trials for vonoprazan to support marketing approval.

In addition, Takeda, a third party over which we have no control, has the right to develop and commercialize vonoprazan outside of the United States, Europe, and Canada. Takeda has marketing approval for vonoprazan in certain countries in Asia and Latin America, and Takeda has ongoing clinical trials of vonoprazan in certain indications that we are also pursuing. If such ongoing trials fail to meet their primary endpoints, have serious adverse events or encounter other problems, the development potential of vonoprazan could be materially and adversely affected. In addition, if serious adverse events or other problems occur with patients using vonoprazan marketed outside of our licensed territories, or if the results of ongoing or future clinical trials of vonoprazan conducted by Takeda or others generate negative results or results that conflict with the results of our clinical trials, the FDA, EMA, or other regulatory authorities may delay, limit, or deny approval of vonoprazan, require us to conduct additional clinical trials as a condition to marketing approval, or withdraw their approval of vonoprazan or otherwise restrict our ability to market and sell vonoprazan, if approved. In addition, treating physicians may be less willing to prescribe vonoprazan due to concerns over such trial results or adverse events, which would limit our ability to commercialize vonoprazan.

US-DOCS\111623708.4	37

For the foregoing reasons, our planned clinical trials may not be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of vonoprazan or any future product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of vonoprazan or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of vonoprazan or any future product candidates in humans. In August 2019, we submitted three separate INDs to the FDA for vonoprazan: one for erosive esophagitis; a second for dual therapy treatment of H. pylori infection; and a third for triple therapy treatment of H. pylori infection. These three INDs were accepted by the FDA in September 2019. We plan to initiate two pivotal Phase 3 clinical trials in the fourth quarter of 2019 for vonoprazan: one for the treatment of erosive esophagitis and a second for the treatment of H. pylori infection.

We will have to submit the results of preclinical studies to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND for any future product candidates that we advance to clinical development, and we may also be required to submit regulatory filings to foreign regulatory authorities to the extent we initiate clinical trials outside of the United States.

We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•

the FDA, EMA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials and reaching consensus among the FDA and EMA over the design of the same clinical trial;

•	any failure or delay in obtaining regulatory authorizations to commence a trial;
•

any failure or delay in reaching an agreement with contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

institutional review boards, or IRBs, refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

•	changes to clinical trial protocols;
•	clinical sites deviating from trial protocols or dropping out of a trial;
•

manufacturing or obtaining sufficient quantities of vonoprazan and any future product candidates and obtaining sufficient quantities of lansoprazole, which will be used in both of our planned Phase 3 clinical trials, and/or antibiotics for use in clinical trials, including amoxicillin and clarithromycin, which will be used in our planned Phase 3 clinical trial of vonoprazan for the treatment of H. pylori infection;

•	subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post- treatment follow-up;
•	subjects choosing an alternative treatment for the indication for which we are developing vonoprazan and any future product candidates, or participating in competing clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•

a facility manufacturing vonoprazan or any future product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

US-DOCS\111623708.4	38

•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements;

•	third-party contractors not performing data collection or analysis in a timely or accurate manner; or
•

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, as we may do for vonoprazan or any future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials currently serve and may continue to serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the clinical trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of vonoprazan or any future product candidates.

If we experience delays in the completion of, or termination of, any clinical trial of vonoprazan or any future product candidates, the commercial prospects of vonoprazan and any future product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. We may make formulation or manufacturing changes to vonoprazan or any future product candidates, in which case we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize vonoprazan or any future product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of vonoprazan and any future product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition, and prospects significantly.

We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate or continue clinical trials for vonoprazan or any future product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any

US-DOCS\111623708.4	39

new drugs that may be approved for the indications we are investigating as well as any drugs under development. We will be required to identify and enroll a sufficient number of patients for each of our clinical trials. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. For example, a key secondary analysis in our planned Phase 3 clinical trial for the treatment of H. pylori infection is the eradication rate in clarithromycin-resistant patients. However, because the process of assessing antibiotic resistance to H. pylori takes several weeks, we believe it is not practical to use resistance as an enrollment criteria in our clinical trial. Therefore, the percentage of clarithromycin-resistant patients enrolled in this clinical trial is unpredictable and may affect the results of the trial. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our planned clinical trials and monitoring such patients adequately during and after treatment. For example, in our Phase 3 clinical trial of vonoprazan in erosive esophagitis, we intend for 30% of the patients to have Los Angeles Class C or D erosive esophagitis, which are the most severe forms of erosive esophagitis and are estimated to only represent approximately 10 to 20% of erosive esophagitis patients. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing patients may prove costly as these patients are required to undergo an endoscopy before being diagnosed as having Los Angeles Class C or D erosive esophagitis.

The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations, if they are unwilling to enroll in a clinical trial with a placebo-controlled design or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of vonoprazan and any future product candidates may be delayed. Our inability to enroll a sufficient number of patients for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

Our assumptions used in determining expected clinical trial timelines may not be correct, and we may experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

Use of vonoprazan or any future product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with vonoprazan’s or any future product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by vonoprazan and any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

Moreover, if vonoprazan or any other future product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, if approved. We may also be required to modify our study plans based on findings in our clinical trials.

As of December 2018, 6,683 subjects have been exposed to vonoprazan in completed and ongoing Phase 1 to 3 clinical trials. The doses studied have ranged from 1 to 120 mg with durations up to one year. The most commonly reported AEs in the clinical development program for vonoprazan, as reflected in the Japanese prescribing information published by Japan’s Pharmaceutical and Medical Devices Agency, or PMDA, were diarrhea, constipation, nausea, elevated liver enzymes, rash, and eosinophilia. All such events had an incidence rate of less than 5.0% other than diarrhea in the treatment of H. pylori which had an incidence rate of 10.6% in combination with antibiotics. No dose- related increase in TEAEs or SAEs was observed. The safety profile of vonoprazan and incidence of TEAEs, drug-related TEAEs, and TEAEs leading to drug discontinuation were similar between vonoprazan and lansoprazole across studies.

Certain earlier generation P-CABs previously under development by other companies may have been discontinued in part due to their hepatic safety profile. These hepatic safety concerns may be compound-specific and not generalizable to the P-CAB class. Vonoprazan has had a similar hepatic safety profile to lansoprazole across all clinical studies conducted by Takeda, in which 1.0% of subjects treated with vonoprazan 10 mg or 20 mg and 0.8% of subjects treated with lansoprazole 15 mg or 30 mg had ALT or AST elevations greater than three times the upper limit of normal or bilirubin elevations greater than two times the upper limit of normal.

US-DOCS\111623708.4	40

The most recent post-marketing safety report from December 2018 includes an estimated 23 million patients who have received vonoprazan in Japan since launch. Based on the post-marketing experience, the clinically significant adverse reactions section of the Japanese prescribing information for vonoprazan was updated to include skin reactions such as toxic epidermal necrolysis, Steven- Johnson syndrome, and erythema multiforme. The incidence of these skin reactions was considered extremely rare (less than 1 in 100,000 patients) and a causal relationship to vonoprazan could not be ruled out.

Serious hepatic adverse events have also been observed among patients exposed to vonoprazan in Japan in the post-marketing setting. These cases were typically confounded by comorbidities or other concomitant medications and are believed to be idiosyncratic reactions. The incidence of these events was considered extremely rare (less than 1 in 100,000 patients). The post-marketing safety data, including the December 2018 post-marketing safety report and the reported hepatic safety events, have been submitted to the PMDA. To date, there have been no changes to the Japan prescribing information related to hepatic safety. We may also observe hepatic-related events in our clinical trials.

It is possible that as we test vonoprazan and any future product candidates in our clinical trials, or as the use of vonoprazan and any future product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition and prospects significantly. Further, if a serious safety issue is identified in connection with use of vonoprazan commercially or in third-party clinical trials in Asia or elsewhere, such issues may adversely affect the development potential of vonoprazan or result in regulatory authorities restricting our ability to develop vonoprazan.

In addition, if vonoprazan or any future product candidate receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw, suspend or limit approvals of such product, or seek an injunction against its manufacturer;
•	we may be required to recall a product or change the way such product is administered to patients;
•	regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication;
•	we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
•

we may be required to change the way a product is distributed or administered, conduct additional clinical trials or change the labeling of a product or be required to conduct additional post-marketing studies or surveillance;

•	we could be sued and held liable for harm caused to patients;
•	sales of the product may decrease significantly or the product could become less competitive; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

As a company, we have never conducted a clinical trial or submitted an NDA or comparable foreign regulatory filing, and may be unable to do so for vonoprazan or any future product candidates.

We are early in our development efforts for vonoprazan, and we will need to successfully complete pivotal clinical trials in order to obtain FDA, EMA or comparable foreign regulatory approval to market vonoprazan or any future product candidates. Carrying out late-stage clinical trials and the submission of a successful new drug application, or NDA, is a complicated process. As an organization, we plan to commence pivotal Phase 3 clinical trials of vonoprazan in erosive esophagitis and H. pylori infection in the fourth quarter of 2019. We have not yet conducted any clinical trials for vonoprazan or any other product candidates and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. As a company, we have not previously submitted an NDA, whether for one or multiple indications, or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of vonoprazan or any other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of vonoprazan or any future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing vonoprazan or any future product candidates.

US-DOCS\111623708.4	41

Vonoprazan and any future product candidates are subject to extensive regulation and compliance obligations, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize vonoprazan and any future product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of vonoprazan and any future product candidates are subject to extensive regulation by the FDA in the United States, the EMA in the European Union and by comparable foreign regulatory authorities in other foreign markets. In the United States, we are not permitted to market vonoprazan and any future product candidates until we receive regulatory approval from the FDA and in Europe, we are not permitted to market vonoprazan and any future product candidates until we receive regulatory approval from the EMA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. The ability of the FDA and EMA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and the ability to hire and retain key personnel. In addition, approval policies or regulations may change, and the FDA and EMA have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

Prior to obtaining approval to commercialize a product candidate in the United States or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for vonoprazan and any future product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for vonoprazan and any future product candidates either prior to or post- approval, or may object to elements of our clinical development program.

The FDA, EMA or other comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our clinical trials;
•

negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by the FDA, EMA, or other comparable foreign regulatory agencies for approval;

•

serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or in clinical trials conducted by Takeda or others outside of our licensed territories, or by patients using vonoprazan or drugs similar to vonoprazan;

•	the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•

we may be unable to demonstrate to the satisfaction of such authorities that a product candidate is safe and effective for its proposed indication and that a product candidate’s clinical and other benefits outweigh its safety risks;

•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

such authorities may not agree that the data collected from clinical trials of vonoprazan, including data collected from clinical trials conducted by Takeda and independent investigators outside of our licensed territories, and any future product candidates are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval, and such authorities may impose requirements for additional preclinical studies or clinical trials;

•	such authorities may disagree regarding the formulation, labeling and/or the specifications of vonoprazan and any future product candidates;
•	approval may be granted only for indications that are significantly more limited than what we apply for and/or with other significant restrictions on distribution and use;

US-DOCS\111623708.4	42

•	such authorities may find deficiencies in the manufacturing processes or facilities of Takeda or any future third-party manufacturers with which we contract for clinical and commercial supplies;
•	regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval; or
•	such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA, EMA, and other comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy, or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our potential future collaborators from commercializing vonoprazan and any future product candidates.

Of the large number of drugs in development, only a small percentage successfully complete the FDA, EMA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market vonoprazan and any future product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if we eventually complete clinical trials and receive approval of an NDA or foreign marketing application for vonoprazan and any future product candidates, the FDA, EMA or other comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including confirmatory Phase 3 clinical trials, Phase 4 clinical trials, and/or the implementation of a REMS, which may be required to ensure safe use of the drug after approval. The FDA, EMA or other comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA, EMA or other comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

Designation of vonoprazan as a QIDP, and the potential to receive priority review or fast track designations, may not actually lead to a faster development or regulatory review, and would not assure FDA approval of vonoprazan or any future product candidates which may receive such designations.

Vonoprazan has been designated as a QIDP by the FDA for the treatment of H. pylori infection in combination with both amoxicillin and clarithromycin, and with amoxicillin alone, respectively, and we may seek QIDP designation for future product candidates. A QIDP is an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the Generating Antibiotic Incentives Now, or GAIN Act. The benefits of QIDP designation include potential eligibility for priority review and fast track designation, and an extension by an additional five years of any non-patent exclusivity period awarded, such as a five-year exclusivity period awarded for a new chemical entity. This extension is in addition to any pediatric exclusivity extension that may be awarded. Receipt of QIDP status also does not assure ultimate approval by the FDA or related GAIN Act exclusivity benefits.

While QIDP designation makes vonoprazan potentially eligible for priority review and fast track designation, the FDA has broad discretion, so even if we believe vonoprazan or any future product candidate is eligible for fast track designation or priority review status, the FDA could decide not to grant it. The fast track program is intended to expedite or facilitate the process for reviewing new drug candidates that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the drug candidate and the specific indication for which it is being studied. With a fast track drug candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. Priority review means the FDA’s goal is to take action on an application within 6 months (compared to 10 months under standard review). The FDA automatically grants priority review to the first application or efficacy supplement submitted for a specific drug and indication that has received the QIDP designation.

Obtaining a QIDP designation, priority review, or fast track designation does not change the standards for product approval, but may expedite the development or approval process. Even though the FDA has granted QIDP designation for vonoprazan, and even if

US-DOCS\111623708.4	43

vonoprazan receives priority review or fast track designations, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, QIDP designation, priority review, and fast track designation do not increase the likelihood that vonoprazan will receive marketing approval in the United States.

We may not be successful in our efforts to expand our pipeline by identifying additional indications and formulations for which to investigate vonoprazan in the future. We may expend our limited resources to pursue a particular indication or formulation for vonoprazan and fail to capitalize on product candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific indications and formulations for vonoprazan. As a result, we may fail to generate additional clinical development opportunities for vonoprazan for a number of reasons, including, vonoprazan may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications. For example, we believe the rapid onset of action of vonoprazan may enable on-demand, or as needed, use for the management of non-erosive reflux disease, or NERD. However, two Phase 3 clinical trials of vonoprazan in Japanese patients with endoscopically confirmed NERD conducted by Takeda did not demonstrate a statistically significant difference in symptom scores between vonoprazan and placebo. We believe that this result may be due to the selection of patients with mild to moderate symptoms rather than more frequent and severe symptoms. In addition, Takeda conducted a Phase 2 clinical trial in Europe in 256 patients with NERD who were partial responders to high dose PPIs. Patients were randomized to receive vonoprazan 20 mg, vonoprazan 40 mg, or esomeprazole 40 mg for four weeks. Neither vonoprazan dose demonstrated a benefit versus esomeprazole on the primary endpoint of the percentage of heartburn free days over the treatment period. We believe this result may be due to patient selection. Specifically, the trial may not have adequately selected for patients with NERD and may have included patients with functional GI disorders that are unrelated to acid, such as functional dyspepsia or functional heartburn. We may be incorrect in our beliefs regarding the results of such trials and any future clinical trials we conduct in NERD patients may not succeed for similar or other reasons, including as a result of our design and enrollment criteria.

Furthermore, research programs to identify additional indications for vonoprazan require substantial technical, financial and human resources. We may also pursue additional formulations and packaging for vonoprazan, such as orally disintegrating tablets and other oral dosage forms for patients with difficulty swallowing, an intravenous formulation for in-hospital applications, and pre-packaged convenience packs for the treatment of H. pylori infection. However, we may not successfully develop these additional formulations for chemistry-related, stability-related or other reasons. If we do not accurately evaluate the commercial potential or target market for vonoprazan or any future product candidates, we may  relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Additionally, we may pursue additional in-licenses or acquisitions of development-stage assets or programs, which entails additional risk to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit.

We intend to enroll patients in Europe in both of our planned Phase 3 clinical trials. Additionally, we may conduct future clinical trials outside of the United States. However, the FDA and other comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We plan to enroll patients in Europe in both of our planned Phase 3 clinical trials, and we may conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when clinical trials are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials. The FDA may not accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of vonoprazan and any future product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of vonoprazan and any future product candidates.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•	additional foreign regulatory requirements;
•	foreign exchange fluctuations;

US-DOCS\111623708.4	44

•	compliance with foreign manufacturing, customs, shipment and storage requirements;
•	cultural differences in medical practice and clinical research; and
•	diminished protection of intellectual property in some countries.

Interim, top-line and preliminary data from clinical trials that we or others announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we or others, such as Takeda, may publicly disclose preliminary or top-line data from clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we or others report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, top-line data should be viewed with caution until the final data are available. From time to time, we or others may also disclose interim data from clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, vonoprazan and any future product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

Risks Related to Our Reliance on Third Parties

We rely on the Takeda License to provide us rights to develop and commercialize vonoprazan in the United States, Europe, and Canada. If the license agreement is terminated, we would lose our rights to develop and commercialize vonoprazan.

Pursuant to the Takeda License, we have secured an exclusive license from Takeda to commercialize vonoprazan products using specified formulations for all human therapeutic uses in the United States, Europe, and Canada, and a non-exclusive license to develop and manufacture vonoprazan products anywhere in the world (subject to Takeda’s consent as to each country) for the purposes of commercializing the vonoprazan products in the United States, Europe, and Canada.

The Takeda License will continue until the expiration of the obligation to pay royalties in all countries and on all products, unless terminated earlier. We may terminate the Takeda License in its entirety without cause upon prior written notice. We and Takeda may terminate the Takeda License in the case of the other party’s insolvency or for the other party’s material uncured breach. Takeda may terminate the Takeda License in its entirety if we challenge the licensed patents, or if we assist any third party in challenging such patents. In addition, if any of the regulatory milestones or other cash payments become due under the terms of the Takeda License, we may not have sufficient funds available to meet our obligations, which would allow Takeda to terminate the Takeda License. If the license agreement is terminated, we would lose our rights to develop and commercialize vonoprazan, which in turn would have a material adverse effect on our business, operating results and prospects.

We intend to rely on third parties to conduct our clinical trials. Any failure by a third party to conduct the clinical trials according to GCPs and other requirements and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize vonoprazan and any future product candidates.

We will be dependent on third parties to conduct our preclinical and clinical trials, including our planned Phase 3 clinical trials of vonoprazan. Specifically, we intend to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties will play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance.

US-DOCS\111623708.4	45

Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for vonoprazan and any future product candidates that reach clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

CROs, investigators or other third parties may not devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed, or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA we submit by the FDA. Any such delay or rejection could prevent us from commercializing vonoprazan and any future product candidates.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, investigators and other third parties, we may encounter challenges or delays in the future and these delays or challenges may have a material adverse impact on our business, financial condition and prospects.

We currently rely on Takeda for the manufacture of vonoprazan for clinical development and expect to continue to do so for the foreseeable future. This reliance on a third party increases the risk that we will not have sufficient quantities of vonoprazan or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. Pursuant to the Takeda License, we entered in a clinical manufacturing and supply agreement with Takeda for the supply of vonoprazan for our clinical trials. In addition, we have the option to negotiate in good faith to enter into a commercial supply agreement with Takeda for the commercial supply of vonoprazan, and we are exploring additional options for commercial supply of vonoprazan from other third party contract manufacturers. As a result, we currently rely, and expect to continue to rely, on Takeda for the manufacture of vonoprazan and related raw materials for clinical development, as well as for commercial manufacture if vonoprazan receives marketing approval. However, we may not be able to enter into a commercial supply agreement with Takeda or other third parties on acceptable terms, or at all. The facilities used by Takeda to manufacture vonoprazan must be approved by the FDA for the manufacture of vonoprazan pursuant to inspections that may be conducted after we submit marketing authorizations to the FDA and comparable foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, Takeda for compliance with cGMP requirements for manufacture of drug products. If Takeda, or any other third party manufacturer we contract with in the future, cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over Takeda’s ability to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve of facilities of the third-party manufacturer for the manufacture of vonoprazan or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market vonoprazan, if approved. Our failure, or Takeda’s failure, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Furthermore, Takeda may choose to prioritize the manufacture of vonoprazan for its markets over the manufacture of vonoprazan for our licensed markets.

US-DOCS\111623708.4	46

Our or Takeda’s failure, or the failure of any future third-party manufacturer, to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate and continue clinical trials of vonoprazan or any future product candidates;
•	delay in submitting regulatory applications, or receiving marketing approvals, for vonoprazan and any future product candidates;
•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	requirements to cease development or to recall batches of vonoprazan and any future product candidates; and
•	in the event of approval to market and commercialize vonoprazan or any future product candidates, an inability to meet commercial demands for vonoprazan or any future product candidates.

Reliance on third-party manufacturers entails additional risks, including:

•	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•	breach of the manufacturing agreement by the third party;
•	failure to manufacture our product according to our specifications;
•	failure to manufacture our product according to our schedule or at all;
•	misappropriation of our proprietary information, including our trade secrets and know-how; and
•	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Vonoprazan and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. Moreover, there may be a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of Takeda or any future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of vonoprazan and any future product candidates. If Takeda cannot perform as agreed, we may be required to replace Takeda and we may be unable to replace them on a timely basis or at all.

Our current and anticipated future dependence upon others for the manufacture of vonoprazan or any future product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Our reliance on third parties, including Takeda, requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we currently rely on Takeda to manufacture vonoprazan and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, consulting agreements or other similar agreements with our advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

US-DOCS\111623708.4	47

We may seek to enter into collaborations, licenses and other similar arrangements and may not be successful in doing so, and even if we are, we may not realize the benefits of such relationships.

We may seek to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of vonoprazan and any future product candidates, due to capital costs required to develop or commercialize vonoprazan and any future product candidates or manufacturing constraints. We may not be successful in our efforts to establish such collaborations for vonoprazan and any future product candidates because vonoprazan and any future product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view vonoprazan and any future product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. Further, any future collaboration agreements may restrict us from entering into additional agreements with potential collaborators. Following a strategic transaction or license, we may not achieve an economic benefit that justifies such transaction.

Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed, the safety of a product candidate is questioned or sales of an approved product candidate are unsatisfactory.

In addition, any potential future collaborations may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of vonoprazan and any future product candidates, if approved, and may not conduct those activities in the same manner as we do. Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to vonoprazan or any future product candidates, could delay the development and commercialization of vonoprazan or any future product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Commercialization of Vonoprazan and Any Future Product Candidates

Even if we receive regulatory approval for vonoprazan and any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, vonoprazan and any future product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with vonoprazan and any future product candidates, if approved.

Following potential approval of vonoprazan or any future product candidates, the FDA, EMA or other comparable regulatory authority may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of vonoprazan or any future product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or a comparable foreign regulatory authority approves vonoprazan or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials
•	fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•	refusal by the FDA or comparable foreign regulatory authority to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•	product seizure or detention, or refusal to permit the import or export of our products; and
•	injunctions or the imposition of civil or criminal penalties.

US-DOCS\111623708.4	48

The occurrence of any event or penalty described above may inhibit our ability to commercialize vonoprazan and any future product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

In addition, if vonoprazan or any future product candidate is approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. If we receive marketing approval for vonoprazan or any future product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of vonoprazan and any future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or internationally. The policies of the FDA and of other regulatory authorities may change and additional governmental regulations may be enacted that could prevent, limit or delay regulatory approval of vonoprazan or any future product candidates. For example, certain policies of the current U.S. administration may impact our business and industry. Namely, the current U.S. administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the Executive Orders, will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

Non-compliance by us or any future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population can also result in significant financial penalties.

The commercial success of vonoprazan or any future product candidates will depend upon the degree of market acceptance of such product candidates by physicians, patients, healthcare payors and others in the medical community.

Vonoprazan and any future product candidates may not be commercially successful. The commercial success of vonoprazan or any future product candidates, if approved, will depend significantly on the broad adoption and use of such product by physicians and patients for approved indications. The degree of market acceptance of vonoprazan or any future products, if approved, will depend on a number of factors, including:

•	demonstration of clinical efficacy and safety compared to other more-established products;
•	the indications for which vonoprazan or any future product candidates are approved;
•	the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;
•	acceptance of a new drug for the relevant indication by healthcare providers and their patients;
•	the pricing and cost-effectiveness of our products, as well as the cost of treatment with our products in relation to alternative treatments and therapies;

US-DOCS\111623708.4	49

•

our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers and other third-party payors;

•	the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with our products in the absence of sufficient third-party coverage or adequate reimbursement;
•	any restrictions on the use of our products, and the prevalence and severity of any adverse effects;
•	potential product liability claims;
•	the timing of market introduction of our products as well as competitive drugs;
•	the effectiveness of our or any of our potential future collaborators’ sales and marketing strategies; and
•	unfavorable publicity relating to the product.

If vonoprazan or any future product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of our products may require significant resources and may never be successful.

With respect to vonoprazan, Takeda has the right to develop and commercialize the product outside of the United States, Europe, and Canada and has received marketing approval for vonoprazan in certain countries in Asia and Latin America. We have little or no control over Takeda’s commercialization activities with respect to vonoprazan outside of our licensed territories even though those activities could impact our ability to successfully commercialize vonoprazan. For example, Takeda can make statements or use promotional materials with respect to vonoprazan outside of our licensed territories that are inconsistent with our positioning of the product in the United States, Europe, and Canada, and could sell vonoprazan in foreign countries at prices that are dramatically lower than the prices we would charge in our licensed territories. These activities and decisions, while occurring outside of our licensed territories, could harm our commercialization strategy. In addition, product recalls or safety issues with vonoprazan outside our licensed territories could result in serious damage to the brand and impair our ability to successfully market vonoprazan in our licensed territories.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, as vonoprazan and any future product candidates would be, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of vonoprazan or any future product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

The successful commercialization of vonoprazan or any future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as vonoprazan or any future product candidate, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the

United States, the European Union or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

US-DOCS\111623708.4	50

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our products as substitutable and only offer to reimburse patients for the less expensive product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our products, pricing of existing drugs may limit the amount we will be able to charge for our products. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products and may not be able to obtain a satisfactory financial return on products that we may develop.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our products.

Obtaining and maintaining reimbursement status is time consuming, costly and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of our products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

We face significant competition, and if our competitors develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize products may be adversely affected.

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with vonoprazan. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of GI diseases for which we may attempt to develop vonoprazan or any future product candidates. Our competitors include larger and better funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. Moreover, we may also compete with universities and other research institutions who may be active in the indications we are targeting and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling patients for clinical trials and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

US-DOCS\111623708.4	51

We expect that vonoprazan, if approved for the treatment of erosive esophagitis and treatment of H. pylori infection, will primarily compete with generic PPIs marketed by multiple pharmaceutical companies in both the prescription and OTC markets. Additionally, RedHill Biopharma Ltd. is developing Talicia, a co-formulated capsule comprising generic omeprazole, amoxicillin, and rifabutin for the treatment of H. pylori infection, and filed an NDA in the United States in May 2019. Ironwood Pharmaceuticals, Inc. is developing IW-3718, a bile acid sequestrant, currently in Phase 3 clinical trials as an adjunct to PPIs for the treatment of patients with persistent GERD.

We are also aware of other P-CABs in territories outside of the United States that, if developed and approved in our territories, may compete with vonoprazan. Revaprazan is marketed by Yuhan Corporation in South Korea. Tegoprazan is marketed by CJ Healthcare Corp. in South Korea and is currently in Phase 3 development in Japan by RaQualia Pharma, Inc. Daewoong Pharmaceutical Co., Ltd.’s DWP14012 has been studied in Phase 2 clinical trials in South Korea, and Cinclus Pharma AG’s X842 has completed a Phase 1 clinical trial in Europe.

Additionally, we are aware of several clinical-stage PPIs in territories outside of the United States that if developed and approved in our licensed territories may compete with vonoprazan. These include Dexa Medica’s DLBS-2411, currently in Phase 3 clinical trials in Indonesia, Sihuan Pharmaceutical’s anaprazole, currently in Phase 3 clinical trials in China, Eisai’s azeloprazole, currently in a Phase 2 clinical trial in Japan, and Sidem Pharma’s tenatoprazole, currently in Phase 2 clinical trials in Europe and Canada.

In July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the GAIN Act. The GAIN Act is intended to provide incentives for the development of new, qualified infectious disease products. In December 2016, the 21st Century Cures Act was passed, providing additional support for the development of new infectious disease products. These incentives may result in more competition in the market for new antibiotics and may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of product candidates that could be competitive with vonoprazan or any future product candidates.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for vonoprazan or any future product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing vonoprazan or any future product candidates. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

If the market opportunities for vonoprazan or any future products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

The precise incidence and prevalence for all the conditions we aim to address with vonoprazan or any future product candidates are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment of vonoprazan or any future product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these diseases. The total addressable market across vonoprazan and any future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of vonoprazan and any future product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of vonoprazan and any future product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

US-DOCS\111623708.4	52

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If vonoprazan or any future product candidates ultimately receive regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We plan to independently commercialize vonoprazan in the United States by building a leading specialty gastroenterology commercial infrastructure to support the adoption of vonoprazan and we plan to seek one or more partners with existing commercial infrastructure and expertise in Europe and Canada. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a marketing and sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team.

Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing vonoprazan or any future product candidates, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

Our future growth may depend, in part, on our ability to operate in foreign markets, particularly Europe and Canada, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize vonoprazan and any future product candidates in foreign markets, particularly Europe and Canada. We are not permitted to market or promote vonoprazan and any future product candidates before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for vonoprazan or any future product candidates. To obtain separate regulatory approval in any other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of vonoprazan and any future product candidates. If we obtain regulatory approval of vonoprazan and any future product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

•	different regulatory requirements for approval of drugs in foreign countries;
•	reduced protection for intellectual property rights;
•	the existence of additional third-party patent rights of potential relevance to our business;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling internationally;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	foreign reimbursement, pricing and insurance regimes;
•	workforce uncertainty in countries where labor unrest is common;

US-DOCS\111623708.4	53

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities internationally; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

Risks Related to Our Business Operations and Industry

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•

the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to vonoprazan or any future product candidates, which may change from time to time;

•	coverage and reimbursement policies with respect to vonoprazan or any future product candidates, if approved, and potential future drugs that compete with such products, if approved;
•

the cost of manufacturing vonoprazan or any future product candidates, which may vary depending on the quantity of production and the terms of our agreements with Takeda and any future third-party manufacturers;

•	the timing and amount of the milestone or other payments we will be required to pay to Takeda pursuant to the Takeda License;
•	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;
•	the level of demand for any approved products, which may vary significantly;
•	future accounting pronouncements or changes in our accounting policies; and
•

the timing and success or failure of preclinical studies or clinical trials for vonoprazan or any future product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and all of our obligations under our indebtedness are secured by substantially all of our assets, excluding our intellectual property and certain other assets. If we default on these obligations, our lenders could foreclose on our assets.

In May 2019, we entered into the Loan Agreement with SVB and WestRiver. We borrowed $25.0 million, or Term Loan A, at the inception of the Loan Agreement and have the right to borrow an additional $25.0 million, or Term Loan B, and which we collectively refer to as the Term Loans. Term Loan B is available through March 31, 2020, provided that (i) we have received at least $150.0 million of net cash proceeds in connection with the issuance and sale, subsequent to April 1, 2019, of our equity securities and subordinated debt, (ii) we have initiated Phase 3 clinical trials for vonoprazan, and (iii) no event of default has occurred. All obligations under the Term Loans are secured by a first priority lien on substantially all of our assets, excluding intellectual property and certain other assets. We have agreed not to encumber our intellectual property assets without SVB’s prior written consent unless a security interest in the underlying intellectual property is necessary to have a security interest in the accounts and proceeds that are part of the assets securing the Term Loans, in which case our intellectual property will automatically be included within the assets securing the Term Loans. As a result, if we default on any of our obligations under the Loan Agreement, SVB could foreclose on its

US-DOCS\111623708.4	54

security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

In order to service this indebtedness and any additional indebtedness we may incur in the future, we need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. Our business may not be able to generate sufficient cash flow from operations, and future borrowings or other financings may not be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This could place us at a competitive disadvantage compared to our competitors that have less indebtedness.

The Loan Agreement contains customary affirmative and negative covenants that limit our ability to engage in certain transactions that may be in our long-term best interest. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding our operating accounts. The negative covenants include, among others, limitations on our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions.

While we believe we are currently in compliance with the covenants contained in the Loan Agreement, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, the lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, terminate any commitment to extend further credit and foreclose on the collateral. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on the services of our current management and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our current senior management team, our Chairman and our development personnel. The loss of services of any of these individuals or personnel could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of vonoprazan or any other future product candidates. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

In addition, we expect that Terrie Curran, a member of our board of directors, will become our Chief Executive Officer effective upon the closing of the acquisition of her current employer, Celgene Corporation, by Bristol-Myers Squibb Company. In the event Ms. Curran succeeds Mr. Socks as Chief Executive Officer, Mr. Socks will serve as interim Chief Financial Officer and continue to serve on our board of directors. If Ms. Curran decides not to join us as Chief Executive Officer, our board of directors will evaluate additional candidates for the position, during which time David Socks will continue to serve as our Chief Executive Officer. Although this is a planned management transition, we may experience business disruptions and our ability to achieve our development objections could be adversely affected.

We will continue to expand and need to effectively manage our managerial, operational, financialand other resources in order to successfully pursue our clinical development and commercialization efforts. We may not be successful in maintaining our unique company culture and continuing to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among pharmaceutical, biotechnology and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

US-DOCS\111623708.4	55

We have recently substantially increased the size of our organization, and we may encounter difficulties in managing our growth and expanding our operations successfully.

We have substantially increased our organization from four employees in February 2018 to 16 full-time employees as of September 30, 2019. As we continue development and pursue the potential commercialization of vonoprazan and any future product candidates, as well as function as a public company, we will continue to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize vonoprazan and any future product candidates and to compete effectively will depend, in part, on our ability to manage our recent substantial growth and any future growth effectively.

We are subject to various foreign, federal, and state healthcare and privacy laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare and privacy laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include, but are not limited to:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under any U.S. federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

the U.S. civil and criminal federal false claims and civil monetary penalties laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government;

•

the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information of covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

•

the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and

US-DOCS\111623708.4	56

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA; state and foreign governments that have enacted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals (including the EU General Data Protection Regulation 2016/679, or GDPR, and the California Consumer Privacy Act, or CCPA), and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data, thus complicating compliance efforts.

We may also be subject to additional regulation in the conduct of our business. For example, we may be subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof.

In addition, California recently enacted the CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA will require covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA goes into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, imprisonment, contractual damages, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusion from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

Enacted and future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize vonoprazan and any future product candidates and may affect the prices we may set.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

US-DOCS\111623708.4	57

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates, the Affordable Care Act includes:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;

•

a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	an extension of a manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and
•

establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and political challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Texas District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

US-DOCS\111623708.4	58

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for vonoprazan and any future product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize vonoprazan and any future product candidates, if approved.

We and any of our third-party manufacturers or suppliers may use potent chemical agents and hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

We and any of our third-party manufacturers or suppliers will use biological materials, potent chemical agents and may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety of the environment. Our operations and the operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. In the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Although we maintain workers’ compensation insurance for certain costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work- related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations, which have tended to become more stringent over time. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We face an inherent risk of product liability as a result of the clinical trials of vonoprazan and any future product candidates and will face an even greater risk if we commercialize vonoprazan and any future product candidates. For example, we may be sued if vonoprazan and any future product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

US-DOCS\111623708.4	59

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	significant negative financial impact;
•	the inability to commercialize vonoprazan and any future product candidates; and
•	a decline in our stock price.

We currently do not have product liability insurance coverage, but will need to obtain such coverage as we begin our clinical trials or if we commence commercialization of vonoprazan and any future product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of vonoprazan and any future product candidates. Although we plan to maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We and others, including any of our potential future collaborators, will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.

If we or any of our potential future collaborators are successful in commercializing vonoprazan or any future product candidates, the FDA and foreign regulatory authorities would require that we and Takeda (with respect to vonoprazan) and any of our current or potential future collaborators, report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We, Takeda and any of our potential future collaborators or CROs may fail to report adverse events within the prescribed timeframe. If we, Takeda or any of our potential future collaborators or CROs fail to comply with such reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data. Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as GDPR), it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by

US-DOCS\111623708.4	60

our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture vonoprazan and any future product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of vonoprazan and any future product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self- insured. We rely on third-party manufacturers to produce vonoprazan and any future product candidates. Our ability to obtain clinical supplies of vonoprazan and any future product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Our employees and independent contractors, including principal investigators, CROs, consultants and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate: (i) the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies, (ii) manufacturing standards, including cGMP requirements, or (iii) federal and state healthcare, security, fraud and abuse laws, data privacy and security laws, and other similar non-U.S. laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We could face criminal liability and other serious consequences for violations, which could harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties,

US-DOCS\111623708.4	61

imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies, similar to our approach in in-licensing and acquiring our current product candidates. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. Accordingly, although we may not undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

Risks Related to Our Intellectual Property

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for vonoprazan and any future product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or vonoprazan or any future product candidates, our competitive position could be harmed. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to vonoprazan or any future product candidates, proprietary technologies and their uses that are important to our business. We do not currently own any issued patents or pending patent applications. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending patent applications from third parties. We have in-licensed from Takeda a number of United States, European, and Canadian patents and patent applications relating to the compound vonoprazan as well as the use and manufacture of vonoprazan products.

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our future patent applications or the patent applications of our current and future licensors will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around or invalidated by third parties.

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to vonoprazan and any future product candidates could have a material adverse effect on our financial condition and results of operations.

We cannot be certain that the claims in our licensor’s U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign countries will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our licensor’s issued patents will not be found invalid or unenforceable if challenged.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting vonoprazan and any future product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•

the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;

•	patent applications may not result in any patents being issued;

US-DOCS\111623708.4	62

•	patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•

our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or block our ability to make, use and sell vonoprazan and any future product candidates;

•

there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

•

countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.

The patent prosecution process is also expensive and time consuming, and we and our licensor may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we and our licensor will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances such as under the Takeda License, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, directed to technology that we license from third parties. We may also require the cooperation of our licensors in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

We cannot be certain that patent prosecution and maintenance activities by our licensors have been or will be conducted in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. If they fail to do so, this could cause us to lose rights in any applicable intellectual property that we in-license, and as a result our ability to develop and commercialize products or product candidates may be adversely affected and we may be unable to prevent competitors from making, using and selling competing products.

In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, including our rights in vonoprazan licensed from Takeda, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to the Takeda License under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future with other third parties. The Takeda License imposes, and we expect that any future license agreements where we in-license intellectual property, will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Additionally, if a future license agreement includes a sublicense from a third party who is not the original licensor of the intellectual property at issue, then we must rely on our direct licensor to comply with its obligations under the primary license agreements under which such licensor obtained rights in the applicable intellectual property, where we may have no relationship with the original licensor of such rights. If such a licensor fails to comply with its obligations under its upstream license agreement, the original third-party licensor may have the right to terminate the original license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all, which may impact our ability to continue to develop and commercialize vonoprazan and any future product candidates incorporating the relevant intellectual property.

We may need to obtain further licenses from third parties to advance our research or allow commercialization of vonoprazan and any future product candidates, and we cannot provide any assurances that third-party patents do not exist which might be enforced against vonoprazan and any future product candidates in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek

US-DOCS\111623708.4	63

either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patents and other rights to third parties;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of vonoprazan and any future product candidates, and what activities satisfy those diligence obligations;

•	our right to transfer or assign the license; and
•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may not be able to successfully develop and commercialize the affected product candidates, which would have a material adverse effect on our business.

In addition, certain of our agreements may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. For example, if we choose to sublicense or assign to any third parties our rights under our existing license agreement with Takeda with respect to any licensed product, we may be required to wait for a certain period or until the occurrence of certain funding or development milestones.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our in-licensed pending and future patent applications may not result in patents being issued which protect vonoprazan or any future product candidates or which effectively prevent others from commercializing competitive product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own in the future or license currently issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any future patents that we own or license, now or in the future, may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether vonoprazan or any future product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our future patents or the patents of our current and future licensors by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our future patents or the patents of our current and future licensors may not cover vonoprazan or any future product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings in the USPTO or foreign patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our predecessors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our in-licensed patents and patent applications has been found. There is also no assurance that there is not prior art of which we, our predecessors or licensors are aware, but which we do not believe affects the validity or enforceability of a claim in our in-licensed patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize vonoprazan or any future product candidates and compete directly with us, without payment to us. It is possible that defects of form in the preparation or filing of our or our current and future licensors’ patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If there are material

US-DOCS\111623708.4	64

defects in the form, preparation, prosecution, or enforcement of our future patents or future patent applications or our current and future licensors’ patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents.

Any loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of vonoprazan or any future product candidates, which could materially and adversely impact our business. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our future patents and future patent applications or the patents and patent applications of our current and future licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize vonoprazan or any future product candidates.

The patent protection and patent prosecution for vonoprazan or any future product candidates may be dependent on third parties.

We may rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under certain current and future license agreements, such as the Takeda License. Under such arrangements, we may not have primary control over these activities for certain of licensed patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. In addition, our current and future licensors may not be fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, which could compromise such patent rights. We may in the future enter into license agreements where the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If any of our licensors or any of our future licensors or future collaborators fail to appropriately prosecute and maintain patent protection for patents covering vonoprazan or any future product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

In addition, even where we have the right to control prosecution of patent applications or enforcement of patents we have acquired or licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our predecessors or licensors and their counsel that took place prior to us assuming control over such activities.

Third parties may retain certain rights to the technology that they license to us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. For example, under the Takeda License, Takeda retained the rights to the inventions in all countries other than the United States, Europe, and Canada. Takeda also retained the right to development certain drug products that contain vonoprazan where vonoprazan is not the only active pharmaceutical ingredient. It is difficult to monitor whether our predecessors or licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

If we are limited in our ability to utilize acquired or licensed technologies, or if we lose our rights to critical in-licensed technology, we may be unable to successfully develop, out-license, market and sell our products, which could prevent or delay new product introductions. Our business strategy depends on the successful development of licensed and acquired technologies into commercial products. Therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license or market and sell our product candidate.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to develop products that are similar to vonoprazan or any future product candidates but that are not covered by the claims of the patents that we own in the future or license;
•	we or our current and future licensors or predecessors might not have been the first to make the inventions covered by the issued patents or patent applications that we own in the future or license;
•	we or our current and future licensors or predecessors might not have been the first to file patent applications covering certain of the claimed inventions;

US-DOCS\111623708.4	65

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that the pending patent applications we own or license will not lead to issued patents;
•	issued patents that we own in the future or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

Should any of these events occur, it could significantly harm our business, results of operations and prospects.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import vonoprazan and any future product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO and/ or foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of vonoprazan and any future product candidates.

As the biopharmaceutical industry expands and more patents are issued, the risk increases that vonoprazan and any future product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patents that may be infringed by commercialization of vonoprazan and any future product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that vonoprazan and any future product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

•	result in costly litigation that may cause negative publicity;
•	divert the time and attention of our technical personnel and management;
•	cause development delays;
•	prevent us from commercializing vonoprazan and any future product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
•	subject us to significant liability to third parties; or
•

require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.

US-DOCS\111623708.4	66

Although no third party has asserted a claim of patent infringement against us as of the date of this Quarterly Report on Form 10-Q, others may hold proprietary rights that could prevent vonoprazan and any future product candidates from being marketed.

Any patent-related legal action against us claiming damages and seeking to enjoin activities relating to vonoprazan and any future product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or develop vonoprazan and any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign vonoprazan and any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing vonoprazan and any future product candidates, which could harm our business, financial condition and operating results.

Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We may not be successful in obtaining or maintaining necessary rights to vonoprazan and any future product candidates through acquisitions and in-licenses.

Because our development programs may in the future require the use of proprietary rights held by other third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for vonoprazan and any future product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of that program and our business and financial condition could suffer.

We may be involved in lawsuits to protect or enforce our future patents or the patents of our current and future licensors, which could be expensive, time consuming and unsuccessful. Further, our future issued patents or the patents of our current and future licensors could be found invalid or unenforceable if challenged in court.

Competitors may infringe our intellectual property rights or those of our current and future licensors. To prevent infringement or unauthorized use, we and/or any such licensors may be required to file infringement claims, which can be expensive and time consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our current and future licensors were to initiate legal proceedings against a third party to enforce a patent directed at vonoprazan and any future product candidates, the defendant could counterclaim that our patent or the patent of our current or future licensor is invalid and/or unenforceable in whole or in part. In patent litigation, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. In addition, if the breadth or strength of protection provided by our future patents and future patent applications or those of our current and future licensors is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities

US-DOCS\111623708.4	67

or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings.

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.

Derivation or interference proceedings may be necessary to determine priority of inventions, and an unfavorable outcome may require us to cease using the related technology or to attempt to license rights from the prevailing party.

Derivation or interference proceedings provoked by third parties or brought by us or declared by the USPTO or similar proceedings in foreign patent offices may be necessary to determine the priority of inventions with respect to our future patents or future patent applications or those of our current and future licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of such proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring vonoprazan and any future product candidates to market.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our future patent applications or those of our current and future licensors and the enforcement or defense of our future issued patents or those of our current and future licensors.

On September 16, 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our current and future licensors are the first to either (1) file any patent application related to vonoprazan and any future product candidates or (2) invent any of the inventions claimed in the patents or patent applications.

The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including PGR, IPR, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our future patent applications or those of

US-DOCS\111623708.4	68

our current and future licensors and the enforcement or defense of our future issued patents or those of our current and future licensors, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect vonoprazan and any future product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our future patents or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us. For example, a new bill (Terminating the Extension of Rights Misappropriated Act H.R. 3199) percolating through the United States Congress aims to reduce the term of certain drug patents in order to ease generic entry and increase competition. Evolving judicial interpretation of patent law could also adversely affect our business. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce the existing licensed patents and the patents we might obtain or license in the future.

We may be subject to claims challenging the inventorship or ownership of our future patents, the patents of our current and future licensors, or other intellectual property.

We may also be subject to claims that former employees or other third parties have an ownership interest in our future patents, the patents of our current and future licensors or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

Patent terms may be inadequate to protect our competitive position on vonoprazan and any future product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering vonoprazan and any future product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of product candidates, patents protecting vonoprazan and any future product candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for vonoprazan and any future product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of vonoprazan and any future product candidates, one or more of our U.S. patents or those of our current and future licensors, may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch- Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of vonoprazan and any future product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in

US-DOCS\111623708.4	69

development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout our licensed territories.

Although we have issued patents and pending patent applications in the United States and certain other countries in which we intend to commercialize our products, filing, prosecuting and defending patents in all relevant countries throughout the could be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with vonoprazan or any future product candidates, and our patents, the patents of our current and future licensors or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our intellectual property rights or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our future patents or the patents of our current and future licensors at risk of being invalidated or interpreted narrowly and our future patent applications or the patent applications of our current and future licensors at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by regulations and governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our future patents and/or future applications and those of our current and future licensors. We have systems in place to remind us to pay these fees, and we rely on third parties to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition, we rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if

US-DOCS\111623708.4	70

we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to protect our trade secret information may be jeopardized.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is common in the biopharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in the development of vonoprazan and any future product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biopharmaceutical companies including our competitors or potential competitors. We may become subject to claims that we, our employees or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

Any collaboration arrangements that we have or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our products.

The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators and partners. Under the Takeda License, for example, Takeda has certain obligations with respect to assisting with the transition of information and materials to us as well as providing clinical and commercial supply of the vonoprazan product. Collaborations and partnerships are subject to numerous risks, which may include that:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•

collaborators may not pursue development and commercialization of our products or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•

a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;

•	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

US-DOCS\111623708.4	71

•

disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;
•

collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and

•	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

We may acquire or license in the future intellectual property rights that have been generated through the use of U.S. government funding or grant. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

Risks Related to Our Common Stock

An active, liquid and orderly market for our common stock may not be maintained.

Prior to our IPO, there has been no public market for our common stock. Our common stock only recently began trading on Nasdaq, but we can provide no assurance that we will be able to maintain an active trading market for our common stock. Even if an active trading market is developed, it may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

•	our ability to enroll patients in our planned clinical trials;
•

results of our clinical trials and preclinical studies, the results of clinical trials conducted by Takeda and others for vonoprazan, and the results of trials of our competitors or those of other companies in our market sector;

•

regulatory approval of vonoprazan and any future product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

US-DOCS\111623708.4	72

•	any termination or loss of rights under the Takeda License;
•	regulatory developments in the United States and foreign countries;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	the success or failure of our efforts to acquire, license or develop additional product candidates;
•	innovations or new products developed by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	manufacturing, supply or distribution delays or shortages;
•	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
•	achievement of expected product sales and profitability;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•	trading volume of our common stock;
•	an inability to obtain additional funding;
•	sales of our stock by insiders and stockholders, including Takeda;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel;
•	intellectual property, product liability or other litigation against us;
•	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt; and
•	changes in accounting standards, policies, guidelines, interpretations or principles.

In addition, in the past, stockholders have initiated class action lawsuits against biopharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

Our failure to meet the continued listing requirements of the Nasdaq could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of the Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, any action taken by us to restore compliance with listing requirements may not allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval. Furthermore, many of our current directors were appointed by our principal stockholders.

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 47.9% of our outstanding common stock  . Furthermore, many of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our board of directors, acting together, have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This

US-DOCS\111623708.4	73

concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, under the terms of the Loan Agreement, we are prohibited from paying any cash dividends without the consent of the lenders. Any return to stockholders will therefore be limited to the appreciation of their stock. Shares of our common stock may not appreciate in value or even maintain the price at which stockholders have purchased their shares.

Sales of a substantial number of shares of our common stock by our existing stockholders, including Takeda, in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

In connection with our IPO, our officers, directors and holders of substantially all of our outstanding securities entered into lock-up agreements with the underwriters pursuant to which they may not, with limited exceptions, for a period of 180 days from the date of the prospectus for the IPO, offer, sell or otherwise transfer or dispose of any of our securities, without the prior written consent of Goldman Sachs & Co. LLC, Jefferies LLC and Evercore Group L.L.C. The underwriters may permit our officers, directors and other securityholders who are subject to the lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to limitations. Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline. After the lock-up agreements expire, these shares of common stock will be eligible for sale in the public market of which 12,399,381 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act.

In addition, as of September 30, 2019, up to 9,819,925 shares of common stock that are either subject to outstanding options, warrants or other rights or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 12,069,916 shares of our outstanding common stock, or approximately 41.6% of our total outstanding common stock as of September 30, 2019, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting and the 180-day lock-up agreements described above. In addition, Takeda is entitled to the same rights with respect to the registration of 7,588,000 shares of our common stock underlying the Takeda Warrant. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting company may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three- year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

US-DOCS\111623708.4	74

•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, unless the SEC, determines the new rules are necessary for protecting the public;

•	reduced disclosure obligations regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Investors may find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If no securities or industry analysts commence or continue coverage of our company, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

US-DOCS\111623708.4	75

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2020. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we are in process of implementing additional financial and management controls, reporting systems and procedures; and hiring additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

There could be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•

the exclusive right of our board of directors, unless the board of directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the required approval of at least 66-2/3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
•

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•	the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•

the required approval of at least 66-2/3% of the shares entitled to vote to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•	an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;

US-DOCS\111623708.4	76

•

the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf under Delaware statutory or common law, including any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The choice of forum provisions in our amended and restated certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. By agreeing to these provisions, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all).

Under recently enacted U.S. tax legislation, federal net operating loss, or NOL, carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Our NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service, or the IRS, and state tax authorities. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our federal NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with our IPO or future offerings. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our IPO or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

The Tax Act has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate and revising the rules governing NOLs. Many of these changes became effective beginning in 2018, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and the IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how

US-DOCS\111623708.4	77

these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

There may be other material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2019, certain of our employees and consultants were granted options to purchase an aggregate of 1,400,528 shares of common stock at an exercise prices ranging from $6.95 to $13.04 per share. The stock options and the common stock issuable upon the exercise of such options as described were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Rule 506 promulgated thereunder as a transaction not involving any public offering.

Use of Proceeds

On October 24, 2019, our registration statement on Form S-1 (File No. 333-234020) was declared effective by the SEC for our initial public offering. At the closing of the offering on October 29, 2019, we sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares, at an initial public offering price of $19.00 per share and received gross proceeds of $209.0 million, which resulted in net proceeds to us of approximately $191.4 million, after deducting underwriting discounts and commissions of approximately $14.6 million and offering-related transaction costs of approximately $3.0 million. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Goldman Sachs & Co. LLC, Jefferies LLC and Evercore Group L.L.C. acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus.

Issuer Repurchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

Not Applicable.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

US-DOCS\111623708.4	78

Item 6.Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation	S-1	9/30/19	3.3

3.2	Amended and Restated Bylaws	S-1	9/30/19	3.4

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase shares of common stock issued to Takeda Company Limited, dated May 7, 2019	S-1	9/30/19	4.2

4.3	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.4	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.5	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

10.1#	Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9/30/19	10.1

10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9/30/19	10.2

10.3#	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9/30/19	10.3

10.4#	Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder	S-1/A	10/15/19	10.4

10.5#	Phathom Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan	S-1/A	10/15/19	10.5

10.6#	Non-Employee Director Compensation Policy	S-1/A	10/15/19	10.6

10.7#	Letter Agreement, dated May 7, 2019, by and between Tadataka Yamada, M.D. and the Registrant	S-1	9/30/19	10.7

10.8#	Employment Letter Agreement, dated July 21, 2019, by and between David Socks and the Registrant	S-1	9/30/19	10.8

10.9#	Amended and Restated Employment Letter Agreement, dated September 25, 2019 by and between Azmi Nabulsi, M.D., M.P.H. and the Registrant	S-1	9/30/19	10.9

10.10#	Employment Letter Agreement, dated July 23, 2019, by and between Aditya Kohli, Ph.D. and the Registrant	S-1	9/30/19	10.10

10.11#	Form of Indemnification Agreement for Directors and Officers	S-1	9/30/19	10.11

10.12	License Agreement, dated May 7, 209, by and between Takeda Pharmaceutical Company Limited and the Registrant	S-1	9/30/19	10.12

10.13	Loan and Security Agreement, dated May 14, 2019, by and among Silicon Valley Bank, WestRiver Innovation Lending Fund VIII, L.P. and the Registrant	S-1	9/30/19	10.13

10.14#	Employment Letter Agreement, dated August 29, 2019, by and between Terrie Curran and the Registrant	S-1	9/30/19	10.14

US-DOCS\111623708.4	79

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Report Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

#	Indicates management contract or compensatory plan.
*

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

US-DOCS\111623708.4	80

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHATHOM PHARMACEUTICALS, INC.

Date:	November 25, 2019	By:	/s/ David Socks
David Socks
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 25, 2019	By:	/s/ Aditya Kohli
Aditya Kohli
Chief Business Officer
(Principal Financial and Accounting Officer)

US-DOCS\111623708.4	81