Form 10-K
period 2019-12-31
Phathom Pharmaceuticals, Inc.
filed 2020-03-19
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39094

PHATHOM PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	82-4151574
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Campus Drive, Suite 102 Florham Park, New Jersey	07932
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (877) 742-8466

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PHAT	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of October 31, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $366.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $23.62 per share. The registrant has elected to use October 31, 2019 as the calculation date, as on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) the registrant was a privately-held concern.

As of March 12, 2020, the registrant had 28,964,506 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

US-DOCS\113023198.3

PHATHOM PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2019

US-DOCS\113023198.3	2

PART I

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this annual report, including statements regarding our future results of operations and financial position, business strategy, research and development plans and costs, the timing and likelihood of regulatory filings and approvals, commercialization plans, pricing and reimbursement, the potential to develop future product candidates, the timing and likelihood of success of the plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this annual report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, and short term and long term business operations and objectives. These forward-looking statements speak only as of the date of this annual report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

This annual report includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this annual report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

We maintain a website at www.phathompharma.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission, or SEC, are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

US-DOCS\113023198.3	3

Item 1. Business

Overview

We are a late clinical-stage biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our initial product candidate, vonoprazan, is an oral small molecule potassium-competitive acid blocker, or P-CAB. P-CABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan has shown rapid, potent, and durable anti-secretory effects and has demonstrated clinical benefits over the current standard of care as a single agent in the treatment of gastroesophageal reflux disease, or GERD, and in combination with antibiotics for the treatment of Helicobacter pylori, or H. pylori, infection. Takeda Pharmaceutical Company Limited, or Takeda, developed vonoprazan and has received marketing approval in thirteen countries in Asia and Latin America. Vonoprazan generated over $500 million in net sales in its fourth full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda.

We believe we can leverage Takeda’s extensive clinical data, including results from 18 Phase 3 clinical trials, to advance vonoprazan through pivotal trials in the United States and Europe. We initiated two pivotal Phase 3 clinical trials in the fourth quarter of 2019 for vonoprazan: one for the treatment of erosive GERD (PHALCON-EE), also known as erosive esophagitis, and a second for the treatment of H. pylori infection (PHALCON-HP). In March 2020, due to global efforts to combat the coronavirus, COVID-19 pandemic, which has resulted in travel restrictions imposed by many state, local and international governments as well as guidance from the American Society of Gastrointestinal Endoscopy on limiting endoscopies, which are required in both Phase 3 trials, we announced a pause in randomization of new patients in our Phase 3 trials. Despite this pause, we still expect to report top-line data from both trials in 2021. We believe that the successful completion of our Phase 3 clinical trials, together with the existing clinical data, will support regulatory submissions in 2021 and 2022 for marketing approval for the treatment of H. pylori infection and erosive esophagitis, respectively. We have received qualified infectious disease product, or QIDP, and Fast Track designations from the U.S. Food and Drug Administration, or FDA, for vonoprazan in combination with certain antibiotics for the treatment of H. pylori infection. QIDP designation also provides potential eligibility for priority review and extension of any regulatory exclusivity awarded, if approved. Vonoprazan has the potential to be the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years.

GERD and H. pylori infection are two of the most common acid-related GI diseases and impact millions of people. The prevalence of GERD is estimated to be 20% of the U.S. population and 15% of the population in the five major countries in Europe (France, Germany, Italy, Spain and the United Kingdom, or the EU5). GERD is a disease that develops when the reflux of acidic stomach contents causes troublesome symptoms and/or complications. Approximately 30% of GERD patients have erosive esophagitis. H. pylori is a bacterial pathogen that infects approximately 35% of the U.S. population and 45% of the EU5 population. As a result of the chronic inflammation induced by H. pylori infection, approximately 20% of infected patients will develop a range of pathologies, including dyspepsia, peptic ulcer disease, gastric cancer, and mucosa-associated lymphoid tissue (MALT) lymphoma.

Over the last thirty years, the proton pump inhibitor, or PPI, class, has been the standard of care for the treatment of acid-related GI diseases. PPIs are generally used as a single agent for the treatment of GERD and in combination with antibiotics for the treatment of H. pylori infection. The PPI class includes drugs such as Prilosec (omeprazole), Nexium (esomeprazole), and Prevacid (lansoprazole). Prior to the introduction of generic and over-the-counter, or OTC, alternatives, annual PPI class sales reached approximately $12.5 billion in the United States, and peak sales for individual brands were approximately $3.7 billion for Prilosec, $3.5 billion for Nexium, and $3.4 billion for Prevacid in the United States.

While PPIs are the current standard of care and have experienced significant commercial success, they have significant limitations that result in a large unmet medical need. In GERD, PPI therapy is suboptimal for many patients due to the slow onset and insufficient duration of acid control which can lead to inadequate symptom relief. Approximately 15% to 45% of GERD patients remain inadequately treated with PPIs. In the treatment of H. pylori infection, the standard of care consists of a combination of a PPI and at least two oral antibiotics. However, increasing antibiotic resistance has resulted in declining eradication rates with PPI-based therapy. We believe these

US-DOCS\113023198.3	4

unmet medical needs are in part driven by limitations associated with the mechanism of action and pharmacokinetics of PPIs.

PPIs reduce gastric acid secretion by irreversibly binding to and inhibiting active proton pumps expressed on the parietal cells. PPIs require activation by gastric acid, but they are unstable in the presence of acid. This instability, combined with the short circulating half-life of PPIs, limits their efficacy. Additionally, because proton pumps continuously switch between active and inactive states, multiple doses of PPIs are required to inhibit enough proton pumps to achieve a clinical benefit. As a result, PPIs have a relatively slow onset of action and limited potency and duration of effect, which may result in patients experiencing only partial relief, increasing PPI dosage, and/or cycling through multiple PPIs seeking relief.

Vonoprazan has a differentiated mechanism of action from PPIs. Unlike PPIs, vonoprazan:

•	does not require activation by gastric acid;
•	is stable in the presence of acid;
•	binds with a slow dissociation rate to both active and inactive proton pumps; and
•	has a long plasma half-life that replenishes the drug at the site of action over the course of the day.

These factors have enabled vonoprazan to demonstrate more rapid and potent acid suppression versus the PPI esomeprazole in human subjects two hours after oral dosing and maintain target acid inhibition over a 24-hour period in a randomized, open-label, crossover clinical trial. In contrast, PPIs require three to five days to reach steady state acid suppression and do not reliably maintain target acid inhibition over a 24-hour period. In addition, vonoprazan demonstrated approximately 10-to-100-fold better acid control compared to esomeprazole.

We believe that vonoprazan’s anti-secretory profile may demonstrate clinically meaningful advantages over PPIs, such as:

•	faster, more complete, and more durable healing of erosive esophagitis;
•	faster, more complete, and more durable control of GERD symptoms;
•	higher H. pylori eradication rates in combination with antibiotics compared to standard of care triple therapy and the potential for antibiotic-sparing dual therapy; and
•	more flexible dosing, including dosing independent of food and time of day, and the potential for rapid symptom relief through on-demand dosing.

Vonoprazan has demonstrated clinical advantages over PPIs in the treatment of erosive esophagitis and H. pylori infection in completed Phase 3 clinical trials conducted in Japan and other Asian countries.

Erosive esophagitis.  In two Phase 3 clinical trials conducted in Japan assessing vonoprazan versus the PPI lansoprazole in the healing and maintenance of healing of erosive esophagitis, vonoprazan met its primary endpoint in demonstrating non-inferiority to lansoprazole. In a post hoc analysis of the healing trial, vonoprazan demonstrated faster healing and a superior overall healing rate compared to lansoprazole in patients with more severe erosive esophagitis. After two weeks of treatment, 88% of erosive esophagitis patients with more severe disease were healed after treatment with vonoprazan versus 64% with lansoprazole (p=0.0008). In the maintenance of healing trial, vonoprazan demonstrated lower recurrence rates of erosive esophagitis six months after treatment versus lansoprazole across all grades of severity of erosive esophagitis. Vonoprazan achieved a 2% recurrence rate compared to 17% for lansoprazole (p<0.0001).

H. pylori.  A Phase 3 clinical trial was conducted in Japan assessing vonoprazan in combination with the antibiotics amoxicillin and clarithromycin versus lansoprazole in combination with these same antibiotics in first line treatment of H. pylori infection. In this trial, the vonoprazan-based regimen met its primary endpoint in demonstrating a non-inferior eradication rate of 93% compared to 76% for lansoprazole-based regimen (p<0.0001) and was also superior in a post hoc analysis of this trial (p<0.0001). In patients who failed first line therapy, vonoprazan in combination with the antibiotics metronidazole and amoxicillin demonstrated a 98% eradication rate as second line therapy.

US-DOCS\113023198.3	5

A p-value is the probability that the reported result was achieved purely by chance, such that a p-value of less than or equal to 0.05 or 0.01 means that there is a 5.0% or 1.0% or less probability, respectively, that the difference between the control group and the treatment group is purely due to chance. A p-value of 0.05 or less typically represents a statistically significant result.

We have used this clinical experience to inform our Phase 3 clinical development program in these indications.

Our founders and management team have deep expertise in developing GI therapeutics, including anti-secretory agents, and direct experience developing vonoprazan at Takeda. Our Chairman, Tadataka (Tachi) Yamada, M.D., is the former Chief Medical Officer and Chief Scientific Officer at Takeda. He is the former President of the American Gastroenterological Association and former Chief of Gastroenterology and Internal Medicine at the University of Michigan. Our Chief Executive Officer, Terrie Curran, has more than 20 years of experience in the biopharmaceutical industry. Ms. Curran served as President, Global Inflammation and Immunology (I&I) Franchise and as a member of the Executive Committee at Celgene Corporation from 2017 to 2019. Ms. Curran joined Celgene in 2013 as the U.S. Commercial Head of the I&I Franchise, built the capabilities and recruited the teams that executed the successful launch of OTEZLA, which was sold to Amgen in November 2019 for $13.4 billion.

David Socks, our former Chief Executive Officer and current interim Chief Financial Officer, is the former Chief Executive Officer of Outpost Medicine, LLC, a GI and urology focused company. Mr. Socks was also President and Chief Operating Officer of Incline Therapeutics Inc. through its sale to the Medicines Company in 2013, and Senior Vice President, Corporate Development and Strategy of Cadence Pharmaceuticals, Inc. Azmi Nabulsi, M.D., M.P.H., our Chief Operating Officer, is the former Deputy Chief Medical and Scientific Officer at Takeda. Our Head of Regulatory, Tom Harris, is the former Senior Vice President and Head of Global Regulatory at Takeda. Dr. Yamada, Dr. Nabulsi, and Mr. Harris were extensively involved with the development of vonoprazan at Takeda.

Our Pipeline

The following chart summarizes our current development programs.

US-DOCS\113023198.3	6

Our Strategy

Our goal is to be a leader in the development and commercialization of novel treatments for GI diseases. Our strategy is initially focused on developing and commercializing vonoprazan as a potential first-in-class P-CAB in the United States, Europe, and Canada for the treatment of acid-related GI diseases. Key elements of this strategy include:

•

Advance the clinical development of vonoprazan in erosive esophagitis and H. pylori infection and seek marketing approval.  We believe we can leverage the existing clinical data and post-marketing experience, as well as our management team’s experience with vonoprazan, to advance vonoprazan through our pivotal Phase 3 clinical trials. We initiated single pivotal Phase 3 clinical trials of vonoprazan in each of erosive esophagitis and H. pylori infection in the fourth quarter of 2019. We expect to report top-line data from both trials in 2021, and if successful, file regulatory submissions for marketing approval for the treatment of H. pylori infection in 2021 and for erosive esophagitis in 2022. If approved by the FDA as a new chemical entity, vonoprazan would receive a five-year period of marketing exclusivity within the United States and vonoprazan’s QIDP designation would extend the U.S. marketing exclusivity for an additional five years.

•

Commercialize vonoprazan in the United States.  We plan to independently commercialize vonoprazan, if approved, in the United States by building a leading specialty gastroenterology commercial infrastructure to support the adoption of vonoprazan. We believe we can successfully launch vonoprazan in the United States with a focused specialty sales force targeting high prescribers of PPIs, particularly gastroenterologists. PPI prescribing is highly concentrated, with approximately 1.5% of U.S. PPI prescribers (approximately 12,000 total) accounting for approximately 20% of PPI prescriptions and approximately 6.0% of U.S. PPI prescribers (approximately 50,000 total) accounting for approximately 50% of PPI prescriptions, according to IQVIA. We believe we have an opportunity to achieve significant share of voice and exposure to physicians given the scarcity of actively marketed anti-secretory medicines. Given the limitations of PPIs and current unmet need, we believe the commercial opportunity for vonoprazan is substantial.

•

Seek commercial partnerships to maximize the vonoprazan opportunity outside of the United States. We believe there is a significant commercial opportunity for vonoprazan in Europe and Canada. To address these markets, we plan to seek one or more partners with existing commercial infrastructure and expertise in these markets. We believe this strategy will allow us to realize the value of the market opportunity in Europe and Canada while focusing our resources on the U.S. market.

•

Expand the development of vonoprazan across indications, dosing regimens, and alternative formulations and packaging.  We plan to pursue vonoprazan lifecycle extension strategies in areas with clear unmet need, clinical rationale, and commercial justification. These strategies may include: (i) additional indications, including treatment of gastric ulcers and duodenal ulcers, Barrett’s esophagus, and eosinophilic esophagitis; (ii) flexible dosing regimens, such as on-demand therapy for symptom relief of GERD; and (iii) alternative formulations and packaging, such as orally disintegrating tablets and other oral dosage forms for patients with difficulty swallowing, an intravenous formulation for in-hospital applications, and pre-packaged convenience packs for the treatment of H. pylori infection. Additionally, we believe that vonoprazan has the ideal profile for an OTC product, including the potential for on-demand symptom relief and a well-tolerated safety profile.

•

In-license or acquire additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner.  We intend to take advantage of our management team’s GI expertise to opportunistically in-license or acquire additional innovative therapies for diseases treated by gastroenterologists. We plan to leverage our development and planned commercial infrastructure to support multiple assets targeting GI indications.

US-DOCS\113023198.3	7

Acid-Related GI Diseases

Overview

Gastric acid is a digestive fluid formed in the stomach. The highly acidic environment of the stomach causes the unfolding, or denaturing, of food proteins that are subsequently broken down by gastric enzymes. Gastric acid is secreted by the hydrogen potassium ATPase enzyme, which is known as the proton pump. Proton pumps are expressed on the channeled surfaces, or canaliculi, of parietal cells in the stomach, which secrete acid. Proton pumps are continuously synthesized and switch between active and inactive states in response to various stimuli, such as food. When activated, proton pumps increase acid secretion.

GI diseases where treatment is related to acid control, such as GERD, peptic ulcer disease, Zollinger Ellison syndrome, and H. pylori infection, are significant medical problems because of their high prevalence, chronic nature and clinical sequelae. GERD results from the effects of acid on compromised mucosal defenses in the gastrointestinal tract. The reflux of gastric acid into the esophagus produces frequent and/or severe heartburn, indigestion, and reflux symptoms. Chronic GERD may damage esophageal tissue and progress to more severe diseases including erosive esophagitis, Barrett’s esophagus, and esophageal cancer. GERD and related diseases are associated with impaired quality of life and substantial costs to the healthcare system given their chronic nature and sequelae. In H. pylori infection, gastric acid limits the effectiveness of antibiotics used to eradicate infection. Chronic H. pylori infection can lead to dyspepsia, peptic ulcer disease, gastric cancer, and mucosa-associated lymphoid tissue (MALT) lymphoma.

Prevalence

The prevalence of GI diseases is high. Approximately 20% to 40% of Western adults report chronic heartburn or regurgitation symptoms potentially related to GERD. We estimate that there are approximately 65 million individuals in the United States and 50 million individuals in the EU5 with GERD. In the United States, GERD is the most common gastroenterology-related outpatient diagnosis. Additionally, approximately 35% of the U.S. population and 45% of the EU5 population are infected with H. pylori. We estimate that there are approximately 115 million individuals in the United States and 145 million individuals in the EU5 infected with H. pylori.

Prevalence of GERD and H. pylori Infection

Treatments

Treatments of acid-related GI diseases aim to provide relief of acute symptoms, healing of damaged tissue, and prevention of long-term clinical sequelae associated with chronic acid exposure. Gastric acidity is measured by the pH scale, a logarithmic scale where 7.0 describes a neutral state and lower levels indicate a higher level of acidity. The pH of the stomach typically ranges from 1.5 to 3.5. In patients with acid-related GI diseases, increasing gastric pH has been shown to improve mucosal healing rates and provide more rapid symptom relief for patients. For example, the duration of time that intra-gastric acidity is greater than pH 3.0 correlates with the healing of duodenal and gastric ulcers, and pH greater than 4.0 is correlated with the healing of erosive esophagitis. Similarly, in patients with H. pylori infection, a more neutral gastric pH of 5.0 to 7.6 preserves antibiotic function and is optimal for successful eradication.

US-DOCS\113023198.3	8

Drug-induced gastric acid suppression is a key component of the management of acid-related GI diseases. Three classes of drugs with distinct mechanisms of action are principally used for treatment in the United States and Europe: antacids, histamine receptor antagonists, or H2RAs, and PPIs.

Antacids

Antacids, first commercially available in the 1930s, directly neutralize gastric acid to raise intra-gastric pH and can alleviate intermittent, mild symptoms of acid-related GI diseases, such as heartburn, but they are only effective for a short duration and require frequent administrations per day. In addition, antacids do not significantly help heal or prevent complications of acid-related diseases. Antacids include commonly-known OTC products, such as Alka-Seltzer, Pepto-Bismol, Rolaids, and TUMS.

Histamine Receptor Antagonists (H2RAs)

H2RAs, first commercially available in the 1970s, decrease gastric acid secretion in order to raise gastric pH. H2RAs represented a dramatic improvement over antacids in the control of gastric acid and consequently in the management of acid-related GI diseases. H2RAs are also generally safe and well-tolerated. Among the H2RA class were the first commercial blockbuster drugs, Pepcid (famotidine), Tagamet (cimetidine), and Zantac (ranitidine). Zantac was the world’s highest-selling prescription drug in the mid-1990s, with peak global sales of $3.7 billion and U.S. sales of $2.2 billion. Prior to the launch of generic H2RAs and increasing competition from PPIs, the H2RA class achieved sales of approximately $3.5 billion in the United States. H2RAs achieved commercial success despite clinical limitations, including unreliable 24-hour acid control, poor control of post-meal symptoms, and loss of efficacy over time.

Proton Pump Inhibitors (PPIs)

PPIs, first commercially available in 1989, offered improved acid control over H2RAs. Pharmacodynamic data demonstrated that PPIs maintain gastric pH above target levels for a longer duration than H2RAs. A commonly used benchmark of anti-secretory activity is the percentage of time in a 24-hour period that gastric pH exceeds 4.0, which we refer to as time above pH 4.0, which ranges from 40% to 71% for PPIs versus 33% for H2RAs.

Given this improved pharmacodynamic profile, PPIs demonstrated improved clinical symptom relief and healing over H2RAs. In a meta-analysis of results from 33 randomized clinical trials with over 3,000 GERD patients, a reduction in symptoms was achieved in 83% of patients taking PPIs versus 60% of those on H2RAs. In a second meta-analysis, the eight-week healing rate in patients with erosive esophagitis was 82% for PPIs versus 52% for H2RAs.

The PPI class is currently the first-line treatment of acid-related GI diseases. Prior to the introduction and adoption of generic and OTC alternatives, annual PPI class sales reached approximately $12.5 billion in the United States, and peak sales for individual brands were approximately $3.7 billion for Prilosec, $3.5 billion for Nexium, and $3.4 billion for Prevacid. As recently as 2015, the last branded PPI, Dexilant (dexlansoprazole), reached approximately $530 million in sales in the United States despite limited differentiation from other PPIs. While Dexilant demonstrated a modest improvement in time above pH 4.0 compared to other PPIs, the approved dose did not demonstrate consistent superiority in Phase 3 trials against other PPIs on the healing of erosive esophagitis and has not been tested against PPIs in other indications. We believe that the commercial success of Dexilant highlights the value to physicians and patients of even incremental improvements over other PPIs.

US-DOCS\113023198.3	9

History of Pharmaceutical Agents for Control of Gastric Acid

PPI Limitations

While PPIs provide clinically meaningful symptom relief and healing for millions of patients suffering from acid-related GI diseases, they are inadequate for many patients. The suboptimal anti-secretory profile of PPIs results in slow onset of symptom relief, breakthrough nighttime or postprandial heartburn, and treatment failure. A recent population-based survey with over 70,000 participants in the United States showed that 55% of patients who reported having GERD symptoms were taking PPIs, with 68% taking them daily, and 54% of daily PPI users reported persistent symptoms. This is consistent with earlier studies that have shown that approximately 15% to 45% of GERD patients are inadequately treated with PPIs, experiencing persistent, troublesome symptoms, such as heartburn and regurgitation. In approximately two thirds of symptomatic GERD patients, reflux symptoms are not adequately controlled after the first dose of a PPI, and nearly 50% of patients still suffer from symptoms three days later. Given these limitations, more than 20% of GERD patients on PPI therapy take their PPI twice daily, which is not FDA approved, or purchase OTC heartburn treatments in addition to their prescription medicine. In a survey of approximately 1,000 GERD patients and 1,000 physicians, approximately one third of GERD patients reported persistent symptoms and were dissatisfied with PPI therapy and 35% of physicians perceived patients as somewhat satisfied to completely dissatisfied with PPI treatment. In addition, in July 2019 we conducted a U.S. market research study of 100 gastroenterologists and 100 primary care physicians who commonly prescribe PPIs and treat patients with GERD and H. pylori infection. Surveyed physicians reported that approximately 25% of patients are not satisfied on PPIs.

In patients with more severe grades of erosive esophagitis, studies with PPIs have reported failure rates of healing of esophageal erosions exceeding 25%. Additionally, recurrence of erosions is common in healed erosive esophagitis patients receiving maintenance PPI therapy. One study reported recurrence in 15% to 23% of patients with less severe erosive esophagitis and 24% to 41% of patients with more severe erosive esophagitis. We believe that these limitations of PPIs are in part driven by their mechanism of action and pharmacokinetics.

US-DOCS\113023198.3	10

Mechanistic Differences Between PPIs and Vonoprazan

PPIs

After oral dosing, PPIs reach the gastric parietal cells through the bloodstream. PPIs are prodrugs that are converted to their active form in the acidic environment of the secretory canaliculus of the parietal cell but degrade quickly because their active form is unstable in acid. For example, the half-life of omeprazole (Prilosec) is less than 10 minutes at pH 2.0. The active form of a PPI blocks acid production by covalently binding to active proton pumps that have moved to the surface of the secretory canaliculi after activation of the parietal cell with stimuli, such as a meal. Because PPIs bind only to actively secreting pumps, it is generally recommended that they be administered 30 to 60 minutes before a meal to achieve maximal efficacy. Once covalently bound to the proton pumps, the active PPI molecule is no longer available to bind to newly synthesized or activated proton pumps. Furthermore, given the relatively short plasma half-life of most PPIs of one to two hours, resupply of additional PPI molecules from the bloodstream is limited, and newly activated pumps are not inhibited. Due to this profile, PPI dosing over several days is required to inhibit enough proton pumps to increase gastric pH to a clinically meaningful threshold, and PPIs have a limited window of efficacy leading to incomplete acid suppression over the 24-hour dosing interval. In addition, PPIs are primarily metabolized by CYP2C19, an enzyme which has significant interpatient metabolic variability based on genotype. As a result, PPI exposure levels in some patients may not achieve target levels, potentially reducing clinical efficacy.

Vonoprazan

Vonoprazan has a differentiated mechanism of action from PPIs. When vonoprazan reaches gastric parietal cells from the bloodstream, it accumulates in the secretory canaliculus where the proton pumps are present in their active state. In contrast to most PPIs, vonoprazan does not require gastric acid for activation, is stable in the presence of gastric acid, reversibly binds to proton pumps in both their inactive and active states, and remains in the secretory canaliculus where it continues to inhibit acid secretion over an extended period. Vonoprazan’s prolonged effect is also maintained through a slow dissociation rate from the proton pumps and resupply from the bloodstream due to its seven-hour half-life. These characteristics allow vonoprazan to rapidly achieve target 24-hour acid suppression within two hours of a single dose, unlike PPIs that require three to five days to achieve stable acid suppression. In addition, vonoprazan is primarily metabolized by CYP3A4/5, an enzyme which has less genetic variability than CYP2C19, and may exhibit more consistent activity than PPIs across U.S. and European populations.

The mechanistic and pharmacologic differences of PPIs and vonoprazan are summarized in the table below.

US-DOCS\113023198.3	11

Vonoprazan Pharmacodynamics vs. PPIs

Vonoprazan’s more rapid, potent, and durable anti-secretory effects versus the PPI esomeprazole (Nexium) were demonstrated in a randomized, open-label, crossover clinical trial comparing 20 mg of once daily, or QD, vonoprazan to 20 mg QD of esomeprazole in 20 healthy volunteers. As shown below, vonoprazan achieved rapid and potent pH control on Day 1 relative to esomeprazole (left). Vonoprazan maintained pH approximately 1 to 2 units higher than esomeprazole at Day 7 (right), which represents a 10-to-100-fold reduction in acidity.

Improved Onset and Potency of pH Control of Vonoprazan vs. Esomeprazole at Day 1 and Day 7

This improved potency and duration of pH control with vonoprazan, as measured by time above pH 4.0, was evident not only at Day 1, but also at Day 7 when esomeprazole had reached its steady-state (see table below).

Improved Time Above pH 4.0 of Vonoprazan vs. Esomeprazole at Day 1 and Day 7

Vonoprazan for the Potential Treatment of Acid-Related GI Diseases

Given the shortcomings of PPI therapy, we believe that there is a significant unmet medical need for a safe and effective anti-secretory agent with rapid, potent, and durable activity. Vonoprazan was developed in markets outside of the United States by Takeda through an extensive clinical program, including 18 Phase 3 clinical trials. As of December 2019, over 6,000 subjects were exposed to vonoprazan in completed and ongoing clinical trials. In head-to-head Phase 3 trials versus a PPI, vonoprazan demonstrated faster onset of healing in more severe erosive esophagitis patients, lower recurrence rates of erosions in erosive esophagitis patients across all levels of severity, and a superior eradication rate in combination with antibiotics in patients with H. pylori infection than PPI-based triple therapy. Vonoprazan received marketing approval in Japan in late 2014 and generated over $500 million in net sales in its fourth full year on the market in Japan. In the fourth quarter of 2019, we initiated a single pivotal Phase 3 clinical trial of vonoprazan in each of erosive esophagitis and H. pylori infection. In March 2020, due to global efforts to combat the COVID-19 pandemic, we paused randomization of new patients in our Phase 3 trial. Despite this pause, we still expect to report top-line data from both trials in 2021, and if successful, file regulatory submissions for marketing approval for the treatment of H. pylori infection in 2021 and for erosive esophagitis in 2022.

US-DOCS\113023198.3	12

Vonoprazan in GERD

Based on the significant unmet medical need, previous Phase 3 trial results, and commercial potential, we have prioritized the development of vonoprazan in GERD in:

•	the healing of erosive esophagitis and relief of heartburn; and
•	the maintenance of healing of erosive esophagitis and relief of heartburn.

GERD Disease Overview

GERD is one of the most prevalent diseases of any kind and is the most prevalent GI disease, affecting approximately 20% of the U.S. population and approximately 15% of the European population. We estimate there are approximately 65 million individuals with GERD in the United States and 50 million individuals with GERD in the EU5. GERD is a disease that develops when the reflux of acidic stomach contents into the esophagus causes troublesome symptoms and/or complications, and the term covers a spectrum of diseases, including erosive esophagitis, non-erosive reflux disease, and Barrett’s esophagus. These diseases are detailed below:

•

Erosive esophagitis:  Approximately 30% of GERD patients have erosive esophagitis, which is classified by erosions in the gastric mucosa caused by acidic reflux of stomach contents into the esophagus. Erosive esophagitis is commonly graded by the Los Angeles classification system, which characterizes the extent of erosions in the esophagus and is graded on a scale of increasing severity from A to D, with D being the most severe. Approximately 10% to 20% of erosive esophagitis patients have the more severe Los Angeles Class C or D disease.

•

Non-erosive reflux disease (NERD):  Approximately 60% of GERD patients have NERD, which is classified by an endoscopically normal esophagus, but abnormal gastric acid exposure in the esophagus and persistent symptoms.

•

Barrett’s esophagus:  Approximately 10% of GERD patients have Barrett’s esophagus, which is classified by endoscopic and histological evidence of metaplasia or dysplasia in the mucosal cell lining in the lower portion of the esophagus; approximately 1% of patients annually progress to esophageal cancer.

GERD patients typically present with heartburn and reflux symptoms. Based on these symptoms, patients are typically treated first-line with PPIs prior to a diagnostic endoscopy for specific disease classification of erosive esophagitis, NERD or Barrett’s esophagus. Clinical guidelines suggest that endoscopy only be performed in patients who continue to have symptoms despite a four- to-eight-week course of daily PPIs or have alarm symptoms, including GI bleeding, anemia, weight loss, chest pain, or difficult or painful swallowing. Our market research suggests that most patients are treated empirically based on symptoms rather than based on endoscopic characterization of disease.

US-DOCS\113023198.3	13

GERD Treatment Paradigm

Approximately 80% of GERD patients are pharmacologically treated with prescription or OTC medications. PPIs are currently the most effective anti-secretory agents available in the United States and Europe for relieving GERD symptoms and healing erosions in gastric mucosa. Our market research suggests that approximately 80% of patients who are pharmacologically treated receive PPIs, and approximately 75% of PPI use is prescription rather than OTC. The majority of PPI use is chronic, with more than 70% of patients prescribed PPIs for daily use. According to IQVIA NDTI, there were approximately 120 million oral PPI prescriptions written in the United States and 6.1 billion doses prescribed for the 12 months ended May 31, 2019.

While PPIs provide clinically meaningful symptom relief and healing for millions of patients suffering from acid-related GI diseases, they are inadequate for many patients. The suboptimal anti-secretory profile of PPIs results in slow onset of symptom relief, breakthrough nighttime or postprandial heartburn, and treatment failure. Results of a recent population-based survey with over 70,000 participants in the United States showed that 55% of patients who reported having GERD symptoms were taking PPIs, with 68% taking them daily, and 54% of daily PPI users reported persistent symptoms. This is consistent with earlier studies that have shown that approximately 15% to 45% of GERD patients are inadequately treated with PPIs, experiencing persistent, troublesome symptoms, such as heartburn and regurgitation. In approximately two thirds of symptomatic GERD patients, reflux symptoms are not adequately controlled after the first dose of a PPI, and nearly 50% of patients still suffer from symptoms three days later. Given these limitations, more than 20% of GERD patients on PPI therapy are taking their PPI twice daily, which is not FDA approved, or purchasing OTC heartburn treatments in addition to their prescription medicine. In a survey of approximately 1,000 GERD patients and 1,000 physicians, approximately one-third of GERD patients reported persistent symptoms and were dissatisfied with PPI therapy and 35% of physicians perceived patients as somewhat satisfied to completely dissatisfied with PPI treatment. In our U.S. market research study, physicians highlighted control of nighttime and daytime heartburn symptoms and efficacy in the healing and maintenance of healing of esophageal erosions as key unmet needs in GERD and reported that approximately 25% of patients are not satisfied on PPIs.

There are few treatment options for GERD patients who are inadequately managed on PPI therapy. Our U.S. market research survey reported that 26% of patients who are unsatisfied with therapy on a given PPI will switch to a different PPI to improve symptom control or heal esophageal erosions; however, physicians surveyed did not believe there are meaningful differences in outcomes between PPIs. Even though safety and efficacy of twice daily dosing of PPIs has not been evaluated in large controlled clinical studies and is not included on the label for any PPIs, surveyed physicians reported that 23% of patients resort to this dosing regimen given dissatisfaction of once daily PPIs. A limited number of patients proceed to a surgical procedure, such as Nissen fundoplication. However, this procedure results in postoperative morbidity of 5% to 20%, as well as a two- to six-week recovery period and a median hospital stay of two days.

Vonoprazan has the potential to be the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years. Our U.S. market research survey reported that physicians would prefer to use vonoprazan in 59% of all of their GERD patients and believe that vonoprazan’s mechanism of action and gastric pH control is meaningfully improved over PPIs, that vonoprazan could be a more effective treatment than PPIs in healing and maintenance of healing of esophageal erosions, and that vonoprazan would improve their ability to treat GERD patients.

Clinical Data for Vonoprazan in GERD

Four Phase 3 clinical trials have been completed comparing vonoprazan to PPIs in erosive esophagitis: a healing trial in Japan; a maintenance of healing trial in Japan; a healing trial in Asia (China, Taiwan, and Korea); and a maintenance of healing trial in Asia. In addition to these Phase 3 trials, several published investigator-sponsored studies have compared vonoprazan to PPIs across dosing regimens and endpoints. Results of these clinical trials are summarized below.

US-DOCS\113023198.3	14

Healing of Erosive Esophagitis Clinical Trials in Japan and Asia

In a Phase 3 multicenter, randomized, double-blind, parallel group trial, 409 patients in Japan with endoscopically confirmed erosive esophagitis were randomized to receive vonoprazan 20 mg QD or lansoprazole 30 mg QD for up to eight weeks. The primary endpoint was the non-inferiority of the percent of patients with healed erosive esophagitis up to Week 8, as assessed by endoscopy. Non-inferiority is intended to show that the effect of a new treatment is not worse than the active control by more than a specified margin, while superiority is intended to show that one treatment is more effective than a comparator by any margin.

Design of Japan Phase 3 Clinical Trial for the Healing of Erosive Esophagitis

Vonoprazan achieved the primary endpoint of non-inferiority versus lansoprazole on the percent of patients with healed erosive esophagitis up to Week 8 (99% vs. 96%, p<0.0001). Further, a post hoc analysis demonstrated that vonoprazan was superior to lansoprazole on the percent of patients with healed erosive esophagitis up to Week 8 (p=0.0337). In the subset of 147 patients with more severe erosive esophagitis of Los Angeles Class C or D, vonoprazan healing was also shown to be superior (99% vs. 88%, p=0.0082). We believe this result is due to the improved acid control of vonoprazan over lansoprazole, and we believe lansoprazole is representative of the PPI class.

Vonoprazan further demonstrated a more rapid clinical effect versus lansoprazole with a superior healing rate at Week 2 (91% vs. 82%, p<0.0001 for non-inferiority and p=0.0132 in a post hoc superiority analysis). The treatment effect was more pronounced in the more severe patients with Los Angeles Class C or D disease (88% vs. 64%, p=0.0008 for superiority). Of the seven patients who failed lansoprazole treatment and continued into the additional treatment period, six healed with four weeks of treatment of 40 mg vonoprazan QD.

Results of Japan Phase 3 Clinical Trial in the Healing of Erosive Esophagitis

In addition, in the lead-in period of the Japan Phase 3 maintenance of healing clinical trial discussed below, patients were treated with vonoprazan 20 mg for up to eight weeks before proceeding into treatment for the maintenance of healing of erosive esophagitis. The healing rate at Week 2 and through Week 8 during this lead-in healing period was 91% and 99%, respectively.

US-DOCS\113023198.3	15

In another multicenter, randomized, double-blind, parallel group Phase 3 clinical trial in China, Taiwan, Korea, and Malaysia, 481 patients with endoscopically confirmed erosive esophagitis were randomized to receive vonoprazan 20 mg QD or lansoprazole 30 mg QD for eight weeks. Vonoprazan achieved the primary endpoint of non-inferiority versus lansoprazole on the percent of patients with healed erosive esophagitis up to Week 8, 92% and 91%, respectively (95% confidence interval of treatment difference of -3.8% to 6.1%). The difference in healing rates of 1% between the treatment groups had a confidence interval of -3.8 to 6.1, which means that statistically there is 95% certainty that the true difference in healing rates lies within this range of values. Non-inferiority was established in this trial as the lower bound (-3.8%) of the confidence interval was greater than the pre-established non-inferiority margin of -10%.

Maintenance of Healing of Erosive Esophagitis Clinical Trials in Japan and Asia

In a multicenter, randomized, double-blind, parallel-group Phase 3 clinical trial in Japan, 627 patients with erosive esophagitis were treated with vonoprazan 20 mg QD for two, four, or eight weeks. After this lead-in period, a total of 607 patients with healed erosive esophagitis, of whom 124 had Los Angeles Class C or D disease, were randomized to receive vonoprazan 10 mg QD, vonoprazan 20 mg QD, or lansoprazole 15 mg QD for 24 weeks. The primary endpoint was the percent of patients with recurrence of erosive esophagitis at Week 24 as assessed by endoscopy.

Design of Japan Phase 3 Clinical Trial in Maintenance of Healing of Erosive Esophagitis

Vonoprazan achieved the primary endpoint of non-inferiority versus lansoprazole on the percent of patients with recurrence of erosive esophagitis during the 24-week maintenance period. Patients on lansoprazole had a 17% recurrence rate of erosive esophagitis after 24 weeks of daily treatment, versus 5% for patients on vonoprazan 10 mg and 2% for patients on vonoprazan 20 mg (p<0.0001 for non-inferiority of both vonoprazan doses vs. lansoprazole). Both vonoprazan doses were superior to lansoprazole in a post hoc analysis (p=0.0002 for vonoprazan 10 mg and p<0.0001 for vonoprazan 20 mg). As shown below, the superiority of each dose of vonoprazan to lansoprazole was demonstrated in both Los Angeles Class A and B patients, as well as the more severe Los Angeles Class C and D patients. We believe this result demonstrates the improved potency and durability of vonoprazan versus lansoprazole in all patients with erosive esophagitis.

US-DOCS\113023198.3	16

Results of Japan Phase 3 Clinical Trial in Maintenance of Healing of Erosive Esophagitis

In a second multicenter, randomized, double-blind, parallel-group Phase 3 clinical trial in China, Malaysia, Taiwan, and Korea, patients with healed erosive esophagitis, 20.6% of whom had Los Angeles Class C or D disease prior to EE healing, were randomized to receive vonoprazan 10 mg QD, vonoprazan 20 mg QD, or lansoprazole 15 mg QD for 24 weeks. The primary endpoint was the percent of patients with recurrence of erosive esophagitis at Week 24 as assessed by endoscopy. Recurrence rates were 25.5% for lansoprazole 15 mg QD, 13.3% for vonoprazan 10 mg QD, and 12.3% for vonoprazan 20 mg QD. Both doses of vonoprazan were superior to lansoprazole in preventing endoscopic recurrence (95% confidence interval of treatment difference of -20.3% to -4.3% for vonoprazan 10mg QD as compared to lansoprazole 15mg QD and -21.3% to -5.3% for vonoprazan 20 mg QD as compared to lansoprazole 15mg QD).

Symptom Relief

We believe the rapid pharmacodynamic effects of vonoprazan may provide complete and sustained heartburn relief more quickly compared to PPIs. A double-blind, randomized, investigator-sponsored clinical trial in 32 patients with erosive esophagitis compared the effects of vonoprazan 20 mg and lansoprazole 30 mg on the time to achieve complete heartburn relief, defined as seven days without heartburn symptoms. Vonoprazan demonstrated a faster time to complete heartburn relief than lansoprazole, and this complete relief was most pronounced for nighttime heartburn. The results of the trial are summarized below. We plan to evaluate a similar endpoint in our ongoing Phase 3 clinical trial.

Faster Onset and Higher Rate of Complete Heartburn Relief

US-DOCS\113023198.3	17

On-Demand Dosing

We believe the rapid onset of action of vonoprazan may also enable on-demand, or as needed, use for the relief of symptoms as an alternative to chronic daily treatment. In two open-label, investigator-sponsored clinical trials in Japan, one in erosive esophagitis and a second in NERD, the effectiveness of vonoprazan as an on-demand therapy was compared to that of daily PPI therapy with a number of different PPIs. In both clinical trials, patients utilized approximately 80% fewer doses of vonoprazan compared to PPIs but demonstrated similar levels of patient satisfaction.

Our Erosive Esophagitis Phase 3 Program

We initiated PHALCON-EE, a single Phase 3 clinical trial of vonoprazan to assess the healing of erosive esophagitis and relief of heartburn, and the maintenance of healing of erosive esophagitis and relief of heartburn in the fourth quarter of 2019. Our investigational new drug, or IND, application for vonoprazan in erosive esophagitis was accepted by the FDA in September 2019.

We plan to enroll approximately 1,000 patients with endoscopically confirmed erosive esophagitis in this clinical trial and enrich the clinical trial for more severe patients, targeting 30% Los Angeles Class C or D patients. The clinical trial will have both a healing phase and a maintenance phase. As patients will be re-randomized between the healing phase and the maintenance phase, each phase will be analyzed independently and have independent primary and secondary endpoints.

•

Healing phase:  During the healing phase, patients will be randomized 1:1 to receive either vonoprazan 20 mg QD or lansoprazole 30 mg QD for up to eight weeks. The lansoprazole 30 mg QD dose is recommended in the FDA prescribing information for lansoprazole. The primary endpoint for this phase is the percentage of patients with complete healing of erosive esophagitis by Week 8 as assessed by endoscopy with a primary analysis of non-inferiority. If non-inferiority is demonstrated, then an analysis for superiority will also be performed. Key secondary endpoints include: the percentage of patients with complete healing of erosive esophagitis at Week 2; percentage of patients with Los Angeles Class C or D erosive esophagitis disease with complete healing at Week 2 and Week 8; percentage of patients with onset of complete heartburn relief by Day 3 of treatment; and the percentage of 24-hour heartburn free days over the healing phase.

•

Maintenance phase:  Patients with complete healing of erosive esophagitis at Week 2 or Week 8 in the healing phase will be re-randomized 1:1:1 into the maintenance phase. During this phase, patients will receive either vonoprazan 10 mg QD, vonoprazan 20 mg QD, or lansoprazole 15 mg QD for 24 weeks. The lansoprazole 15 mg QD dose is recommended in the FDA prescribing information for the maintenance of healing indication. The primary endpoint for this phase is the percentage of patients who maintain complete healing after 24 weeks as assessed by endoscopy with a primary analysis of non-inferiority. If non-inferiority is demonstrated, then an analysis for superiority will also be performed. Key secondary endpoints include the percentage of patients with Los Angeles Class C or D erosive esophagitis disease who maintain complete healing after 24 weeks and the percentage of 24-hour heartburn free days over the maintenance phase.

US-DOCS\113023198.3	18

Our Phase 3 trial design is modeled after the successful Phase 3 clinical trials conducted in Japan and Asia with limited differences other than combining both the healing and maintenance of erosive esophagitis into a single study. In Japan and Asia, separate clinical trials were conducted for each of these indications. We believe we can simplify patient recruitment by conducting a single clinical trial and re-randomizing patients between phases.

Design for PHALCON-EE Phase 3 Erosive Esophagitis Clinical Trial

We expect to report top-line data from this trial in 2021 and, if successful, file a regulatory submission for marketing approval in 2022.

Vonoprazan in Combination with Antibiotics for the Treatment of H. pylori Infection

Disease Burden and Outcomes

H. pylori is a bacterial pathogen that infects approximately 35% of the U.S. population and 45% of the EU5 population. We estimate that there are approximately 115 million individuals in the United States and 145 million individuals in the EU5 infected with H. pylori, and we believe there are approximately 2.5 million patients treated for H. pylori infection in the United States each year. As a result of the chronic inflammation induced by H. pylori infection, approximately 20% of infected patients develop a range of pathologies including dyspepsia, peptic ulcer disease, gastric cancer, and mucosa-associated lymphoid tissue (MALT) lymphoma. Gastric cancer is the third most common cause of cancer-related death worldwide, and over 80% of gastric cancers are attributed to H. pylori infection. Globally there are more than one million new cases of gastric cancer and approximately 782,000 deaths each year. Eradication of H. pylori infection has been proven to reduce the incidence of gastric cancer, and the American College of Gastroenterologists, or ACG, guidelines recommend treatment for all patients diagnosed with H. pylori infection.

H. pylori eradication rates have fallen from >90% in the 1990s to current rates of <80% due to increasing antibiotic resistance. In 2017, the World Health Organization (WHO) listed H. pylori among the 16 antibiotic-resistant bacteria that pose the greatest threat to human health and designated H. pylori as a Class 1 carcinogen, meaning that it is a definite known cause of cancer. In 2014, the FDA added H. pylori to the agency’s list of qualifying pathogens that have the potential to pose a serious threat to public health under the GAIN Act. We believe that vonoprazan-based treatment regimens have the potential to restore eradication rates to greater than 90% in the United States and Europe given the clinical and post-marketing experience in the Japanese market.

US-DOCS\113023198.3	19

A recent study compiled real-world health insurance claims data in Japan from 2008 to 2016 for H. pylori eradication. Prior to vonoprazan’s approval in late 2014, the H. pylori eradication rate across Japan fell to below 80% as shown in the figure below. Approximately one year after vonoprazan’s launch, the eradication rate increased to greater than 85%. From January 2015 to March 2016, the eradication rate with PPI-containing regimens in Japan was between 78% and 82% while the eradication rate with vonoprazan-containing regimens was 91% across all claims in this analysis.

Eradication Rate of H. pylori Infection in Japan Before and After Launch of Vonoprazan

In Japan, vonoprazan-containing regimens have become the most common first line treatment. One-year post launch, approximately 80% of all treated H. pylori-infected patients received vonoprazan-based regimens.

Current Treatment Paradigm in the United States and Europe

The ACG treatment guidelines for H. pylori infection recommend using PPIs in conjunction with antibiotics to improve antibiotic efficacy against H. pylori infection. The use of anti-secretory agents enhances the effect of antibiotics in two ways. First, anti-secretory agents increase gastric pH, which in turn increases the stability of the antibiotics. For example, amoxicillin and clarithromycin are chemically unstable at the low pH typically found in the human stomach. Second, several antibiotics, including amoxicillin and clarithromycin, are most potent against H. pylori at the time of maximum bacterial replication, which occurs at pH 6.0 to 7.0. H. pylori is in a dormant state at lower pH values, which reduces the effectiveness of the antibiotics.

The table below shows the minimum inhibitory concentration of antibiotic required to eradicate 90% of H. pylori in vitro, or MIC90. As pH increases, the amount of antibiotic required for 90% eradication decreases substantially.

H. pylori MIC90 Values as a Function of pH

US-DOCS\113023198.3	20

A triple therapy regimen (PPI, clarithromycin, and either amoxicillin or metronidazole) is the most commonly used in clinical practice for the first-line treatment of H. pylori infection. However, H. pylori eradication rates with PPI triple therapy have fallen from >90% in the 1990s to current levels of <80%, primarily due to increased resistance of H. pylori to clarithromycin and metronidazole. A recent meta-analysis indicates that U.S. resistance rates measured from 2012 to 2016 were 20% for clarithromycin, 29% for metronidazole, and 19% for levofloxacin. These figures represent a marked increase from 2009 to 2011 for both clarithromycin and metronidazole, for which resistance was 9% for clarithromycin, 21% for metronidazole, and 11% for levofloxacin. H. pylori resistance to amoxicillin remains low despite its use in most triple therapy regimens; resistance is generally <2% among isolates in the United States and Europe. There is a similar trend of increasing resistance to key antibiotics in Europe.

Given the declining eradication rates for H. pylori, quadruple therapy is recommended as first-line treatment in areas with known high rates of clarithromycin or metronidazole resistance; however, our U.S. market research study reported that physicians prescribe quadruple therapy to only 17% of first-line patients. The surveyed physicians are concerned with patient adherence to treatment and patient compliance and tolerability issues associated with dosing multiple drugs at multiple times throughout the day. Further, geographic patterns of resistance in the United States are poorly understood and treatment is largely empiric, with susceptibility testing rarely conducted prior to first-line treatment. Our U.S. market research study reported that only 8% and 16% of physicians conduct resistance testing prior to prescribing treatment for first-line and second-line H. pylori infection, respectively.

In our U.S. market research study, physicians highlighted the need for more effective and simpler first-line treatment options. For the treatment of H. pylori infection, surveyed physicians highlighted the declining eradication rate and low patient compliance rate with treatment regimens as key unmet needs, and 93% of these physicians believe that vonoprazan offers clinically meaningful benefits over PPIs. Surveyed physicians reported that they would prefer to use vonoprazan dual or triple therapy in, on average, 67% of first-line and 69% of second-line patients with H. pylori infection.

Phase 3 Clinical Trial in Japan of Vonoprazan in Combination with Antibiotics to Treat H. pylori Infection

A randomized, double-blind, multicenter Phase 3 clinical trial in H. pylori-positive patients was completed in Japan. Patients with H. pylori infection and a history of gastric or duodenal ulcer who had not previously received H. pylori treatment were eligible for inclusion in the clinical trial. A total of 650 patients were randomized to receive seven days of:

•	vonoprazan triple therapy: vonoprazan 20 mg twice daily, or BID, amoxicillin 750 mg BID, and clarithromycin (200 mg or 400 mg) BID; or
•	lansoprazole triple therapy: lansoprazole 30 mg BID, amoxicillin 750 mg BID, and clarithromycin (200 mg or 400 mg) BID.

US-DOCS\113023198.3	21

Patients who did not achieve H. pylori eradication after first-line treatment received a second-line regimen of vonoprazan 20 mg BID, amoxicillin 750 mg BID, and metronidazole 250 mg BID for seven days.

Design of Japan Phase 3 H. pylori Treatment Clinical Trial

The primary endpoint of the clinical trial was confirmed H. pylori eradication determined by 13C-urea breath test, a standard test for the diagnosis of H. pylori, four weeks after the completion of treatment. The primary analysis was non-inferiority, and key secondary endpoints included the second line eradication rate and eradication rate in antibiotic-resistant subgroups.

Vonoprazan-based triple therapy demonstrated a non-inferior eradication rate of 93% compared to 76% for lansoprazole-based triple therapy (p<0.0001). Post hoc analyses indicated that vonoprazan-based triple therapy was superior to lansoprazole-based triple therapy (p<0.0001). Patients who were not eradicated on vonoprazan-based triple therapy or lansoprazole-based triple therapy were treated with a triple therapy regimen of vonoprazan, amoxicillin, and metronidazole. In this second-line setting, the H. pylori eradication rate with vonoprazan triple therapy was 98%. Across first- and second-line patients, the H. pylori eradication rate in clarithromycin resistant strains was higher with vonoprazan-based triple therapy (82%) than with lansoprazole-based triple therapy (40%) as shown below. We believe that this result is significant, as H. pylori antibiotic resistance testing is rare in the United States, and H. pylori treatment is generally empiric.

Results of Japan Phase 3 Clinical Trial in the Treatment of H. pylori Infection

US-DOCS\113023198.3	22

Other Studies of Vonoprazan in H. pylori Treatment

A meta-analysis of 14 studies in Japan with over 14,636 patients found that the pooled eradication rates of vonoprazan-containing regimens were superior to those of PPI-containing regimens in a first-line setting (85% vs. 68%, p<0.00001). Subgroup analysis further indicated the superiority of vonoprazan in patients with either clarithromycin-resistant strains (82% vs. 41%, p<0.00001) or clarithromycin-susceptible strains (95% vs 90%, p=0.006). A second study retrospectively confirmed that empiric vonoprazan-based triple therapy was non-inferior to PPI-based triple therapy based on H. pylori antibiotic susceptibility testing.

In addition to demonstrating superiority to PPIs in triple therapy regimens, vonoprazan was studied in a dual therapy regimen with amoxicillin in three investigator-initiated clinical trials in Japan.

The first trial involving 67 Japanese patients assessed vonoprazan dual therapy (vonoprazan 20 mg BID in combination with amoxicillin 500 mg three times daily, or TID, for seven days) compared to vonoprazan triple therapy (vonoprazan 20 mg BID in combination with amoxicillin 750 mg BID and clarithromycin 200 mg BID for seven days). As shown below, vonoprazan dual therapy was similarly efficacious to vonoprazan triple therapy (eradication rates of 94% in both treatment arms).

Results of Vonoprazan Dual and Triple Therapy in the Treatment of H. pylori Infection

A second clinical trial compared vonoprazan-based dual therapy to esomeprazole or rabeprazole PPI-based triple therapy. This clinical trial enrolled 81 Japanese patients including 40 first-line treatment patients and 41 second-line treatment patients who had failed standard therapy and compared vonoprazan dual therapy and PPI triple therapy in both first- and second-line therapy. Patients assigned to vonoprazan dual therapy were treated with vonoprazan 20 mg BID in combination with amoxicillin 500 mg TID for seven days. Patients assigned to PPI triple therapy were treated first-line with esomeprazole 20 mg or rabeprazole 10 mg BID, amoxicillin 750 mg BID, and clarithromycin 200 mg BID or second-line with esomeprazole 20 mg or rabeprazole 10 mg BID, amoxicillin 750 mg BID, and metronidazole 250 mg BID for seven days. As shown below, dual therapy with vonoprazan was efficacious in both first- and second-line therapy with eradication rates of 95% and 90%, respectively, versus 81% and 85% for PPI-based triple therapies.

US-DOCS\113023198.3	23

Results of Vonoprazan Dual and PPI Triple Therapy in the Treatment of H. pylori Infection

Most recently, a third clinical trial assessed vonoprazan dual therapy (vonoprazan 20 mg BID in combination with amoxicillin 750 mg BID) compared to vonoprazan triple therapy (vonoprazan 20 mg BID in combination with amoxicillin 750 mg BID and clarithromycin 200 mg BID) for seven days. This randomized and multi-center clinical trial included 335 patients. Vonoprazan dual therapy demonstrated a similar eradication rate to vonoprazan triple therapy (85% and 89%, respectively). Efficacy of vonoprazan dual therapy was maintained in subjects with clarithromycin-resistant infection (92% eradication rate in the dual therapy arm).

Antibiotic resistance is a significant clinical issue, and we believe that vonoprazan has the potential to address the growing resistance to H. pylori by eradicating infection after first-line of treatment. Vonoprazan dual therapy has further potential for improved convenience and compliance over triple or quadruple therapy regimens, and importantly, spares the use of clarithromycin, metronidazole, and levofloxacin, representing an opportunity both for effective treatment and sound antibiotic stewardship through the avoidance of additional antibiotics to which H. pylori is known to acquire resistance. Less frequent use of these antibiotics, which have important roles aside from the treatment of H. pylori infection, may help to limit the spread of resistance among other pathogenic bacteria within populations.

Our H. pylori Phase 3 Program

We initiated PHALCON-HP, a Phase 3 clinical trial of vonoprazan for the treatment of H. pylori infection in the fourth quarter of 2019. Our INDs for vonoprazan in treatment of H. pylori infection were accepted by the FDA in September 2019. We have received QIDP and Fast Track designations from the FDA for vonoprazan in combination with both amoxicillin and clarithromycin and in combination with amoxicillin alone for the treatment of H. pylori infection. Subject to limited exceptions, QIDP designation extends any non-patent marketing exclusivity by an additional five years, and also provides potential eligibility for priority review.

We plan to enroll approximately 975 patients with H. pylori infection as assessed by 13C-urea breath test in this clinical trial. The clinical trial will compare vonoprazan dual therapy and vonoprazan triple therapy regimens each head-to-head with a standard of care lansoprazole triple therapy regimen. Patients will be randomized in a 1:1:1 manner into the three treatment arms as follows:

•	vonoprazan dual therapy: vonoprazan 20 mg BID and amoxicillin 1 g TID for 14 days;
•	vonoprazan triple therapy: vonoprazan 20 mg BID, amoxicillin 1 g BID and clarithromycin 500 mg BID for 14 days; and
•	PPI triple therapy: lansoprazole 30 mg BID, amoxicillin 1 g BID and clarithromycin 500 mg BID for 14 days.

US-DOCS\113023198.3	24

The primary endpoint for this trial is the percentage of patients with successful eradication of H. pylori infection as assessed by 13C-urea breath test four weeks after completion of treatment. The primary analysis will assess the non-inferiority of vonoprazan dual therapy to lansoprazole triple therapy and vonoprazan triple therapy to lansoprazole triple therapy excluding patients who have H. pylori infection that is resistant to clarithromycin or amoxicillin. We will also conduct secondary analyses for superiority in all patients regardless of antibiotic resistance and in patients with clarithromycin-resistant H. pylori infection.

Our Phase 3 trial design is modeled after the successful Phase 3 clinical trial conducted in Japan. Key differences include:

•

Inclusion of patients with H. pylori infection and dyspeptic symptoms.  Our clinical trial will enroll patients with active H. pylori infection and dyspeptic symptoms. The Japan Phase 3 trial enrolled patients with H. pylori infection and a history of gastric or duodenal ulcers;

•

Treatment duration and antibiotic doses.  Standard of care regimens in Western countries include higher doses of antibiotics and a longer duration of treatment (typically 14 days) than in Japan (typically seven days); and

•	Inclusion of dual therapy arm. Vonoprazan dual therapy has only been studied in investigator-initiated clinical trials and not yet in a pivotal trial.

Our clinical trial design conforms to standard of care treatment regimens in the United States and Europe and follows the ACG treatment guidelines.

Design for PHALCON-HP Phase 3 H. pylori Clinical Trial

We expect to report top-line data from this trial in 2021 and, if successful, file a regulatory submission for marketing approval in 2021.

Vonoprazan Pharmacokinetics and Pharmacodynamics in Japanese vs. non-Japanese Subjects

The vonoprazan pharmacokinetic and pharmacodynamic profile is similar between Japanese and non-Japanese subjects as assessed in two randomized, double-blind, placebo-controlled Phase 1 clinical trials in healthy volunteers. Sixty Japanese subjects in the first study and 48 non-Japanese subjects in the second study, of whom 85% were Caucasian, received doses from 10 mg up to 40 mg QD for seven consecutive days. At all doses, pharmacokinetics between the two populations were similar. In addition, the pharmacodynamics were similar between Japanese and non-Japanese subjects as shown in the figure below. On Day 7, mean time above pH 4.0 for vonoprazan 20 mg QD was 83% for Japanese subjects and 85% for non-Japanese subjects. Night-time 12-hour time above pH 4.0 was 73% for Japanese subjects and 75% for non-Japanese subjects. We believe that these results show that vonoprazan has a similar profile in Japanese and non-Japanese subjects.

US-DOCS\113023198.3	25

Comparative Pharmacodynamics of Vonoprazan in Japanese and non-Japanese Subjects

Summary of Vonoprazan Safety Data

Safety in Clinical Studies

As of December 2019, over 6,000 subjects have been exposed to vonoprazan in completed and ongoing Phase 1 to 3 clinical trials. The doses studied have ranged from 1 to 120 mg with durations up to one year. The most commonly reported adverse events, or AEs, in the clinical development program for vonoprazan, as reflected in the Japanese prescribing information published by Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, were diarrhea, constipation, nausea, elevated liver enzymes, rash, and eosinophilia. All such events had an incidence rate of less than 5.0% other than diarrhea in the treatment of H. pylori which had an incidence rate of 10.6% in combination with antibiotics. No dose-related increase in treatment-emergent AEs, or TEAEs, or serious AEs was observed. The safety profile of vonoprazan and incidence of TEAEs, drug-related TEAEs, and TEAEs leading to drug discontinuation were similar between vonoprazan and lansoprazole across studies.

Certain earlier generation P-CABs previously under development by other companies may have been discontinued in-part due to their hepatic safety profile. These hepatic safety concerns may be compound-specific and not generalizable to the P-CAB class. It is notable that vonoprazan is based on a pyrrole chemical structure and is chemically distinct from previously discontinued P-CABs that were based on an imidazole structure. Vonoprazan has had a similar hepatic safety profile to lansoprazole across all clinical studies conducted by Takeda, in which 1.0% of subjects treated with vonoprazan 10 mg or 20 mg and 0.8% of subjects treated with lansoprazole 15 mg or 30 mg had ALT or AST elevations greater than three times the upper limit of normal or bilirubin elevations greater than two times the upper limit of normal.

Vonoprazan Post-Marketing Safety in Japan

The most recent post-marketing safety report from December 2019 includes an estimate of over 25 million patients who have received vonoprazan in Japan since its launch. Based on the post-marketing experience, the clinically significant adverse reactions section of the Japanese prescribing information for vonoprazan was updated to include skin reactions such as toxic epidermal necrolysis, Steven-Johnson syndrome, and erythema multiforme; and events of pancytopenia, agranulocytosis, leukocytopenia, and thrombocytopenia. The incidence of these reactions was considered extremely rare (less than 1 in 100,000 patients) and a causal relationship to vonoprazan could not be ruled out.

Serious hepatic adverse events have also been observed among patients exposed to vonoprazan in Japan in the post-marketing setting. These cases were typically confounded by comorbidities or other concomitant medications and believed to be idiosyncratic reactions. The incidence of these events was considered extremely rare (less than 1 in 100,000 patients). post-marketing safety data, including the December 2019 post-marketing safety report and the reported hepatic safety events, have been submitted to the PMDA. To date, there have been no changes to the Japan prescribing information related to hepatic safety.

US-DOCS\113023198.3	26

Vonoprazan Launch in Japan

Vonoprazan Regulatory Status

Vonoprazan first received approval in Japan on December 26, 2014 as TAKECAB® for the following indications:

•	Healing and maintenance of healing of erosive esophagitis;
•	Adjunct to antibiotics in H. pylori treatment;
•	Gastric ulcer;
•	Duodenal ulcer;
•	Prevention of recurrence of gastric ulcer or duodenal ulcer during low-dose aspirin administration; and
•	Prevention of recurrence of gastric ulcer or duodenal ulcer during nonsteroidal anti-inflammatory drug (NSAID) administration.

Vonoprazan was subsequently approved in Japan in February 2016 for the treatment of H. pylori in combination packs with antibiotics (Vonosap Pack 400, Vonosap Pack 800, and Vonopion Pack), and as VOCINTI in the Philippines (October 2017), Singapore (March 2018), Thailand (July 2018), Argentina (September 2018), Peru (September 2018), South Korea (March 2019), Taiwan (March 2019), Malaysia (May 2019), Ecuador (December 2019), China (December 2019) and Indonesia (February 2020). Vonoprazan is currently under review for approval by regulatory authorities in additional countries in Latin America and Asia.

Vonoprazan Commercialization in Japan

Vonoprazan was approved in Japan in December 2014. In its fourth full year on the market vonoprazan generated $524 million in net sales, a 20% increase over the prior year.  In addition, in the quarter ended December 31, 2019, vonoprazan generated $189 million in net sales, a 20.8% increase over the corresponding quarter from the prior fiscal year.

Vonoprazan Net Sales Since Approval

US-DOCS\113023198.3	27

We believe that the market dynamic for anti-secretory agents in Japan is similar to that in the United States. In both countries, the anti-secretory market is largely genericized. Ahead of the vonoprazan launch in Japan, all PPIs, other than Nexium, were available as generics. As of 2017, generic drugs in Japan represent approximately 70% of the market by volume, compared to the United States where generics are approximately 90% of the market by volume. Additionally, the Japanese government set a goal to increase generic use to 80% by 2020. Although vonoprazan and Dexilant are priced at a premium to generic PPIs in Japan and the United States, respectively, both have experienced commercial success.

Vonoprazan Commercial Opportunity and Strategy

The market for prevention and treatment of acid-related GI diseases in the United States and Europe is large. There were approximately 120 million oral PPI prescriptions written in the United States and 6.1 billion doses prescribed for the 12 months ended May 31, 2019. We estimate that there are approximately 65 million individuals with GERD in the United States and 50 million individuals with GERD in the EU5, of whom 15% to 45% are inadequately treated with PPIs. In addition, we estimate that there are approximately 115 million individuals in the United States infected with H. pylori, of which 2.5 million are treated each year, and 145 million individuals in the EU5 infected with H. pylori.

Over many decades of use, multiple drug classes and individual drugs have demonstrated the substantial commercial opportunity for therapies treating acid-related GI diseases. H2RAs including Axid, Pepcid, Tagamet, and Zantac provided the first significant improvement in disease management over antacids and as a class reached $3.5 billion in annual sales. After H2RAs, PPIs emerged as the new standard of care. Prior to the introduction of generic and OTC alternatives, annual PPI class sales reached approximately $12.5 billion in the United States, and peak sales for individual brands were approximately $3.7 billion for Prilosec, approximately $3.5 billion for Nexium, and $3.4 billion for Prevacid.

As recently as 2015, the last branded PPI, Dexilant, reached approximately $530 million in sales in the United States despite limited differentiation from other PPIs. As of June 30, 2019, Dexilant was priced at a significant premium to generic PPIs on the market. Even with premium pricing, Dexilant obtained broad insurance coverage and favorable access. As of June 30, 2019, approximately 90% of commercially covered lives and 80% of Medicare covered lives had access to Dexilant. Furthermore, of those commercially covered lives, 65% had unrestricted access to the drug without prior authorization or step edits and 35% of patients had access at the lowest branded cost tier. We believe that, if approved in our markets, vonoprazan will be the first of the next generation of anti-secretory therapies to improve the standard of care for acid-related GI diseases by providing a safe and effective treatment option for the millions of patients in need of more potent, rapid, or durable acid suppression. Additionally, we believe the potential differentiation of vonoprazan compared to PPIs could result in attractive market access and formulary positioning.

In July 2019, we conducted a U.S. market research study which surveyed 100 gastroenterologists and 100 primary care physicians who commonly prescribe PPIs and treat patients with GERD and H. pylori infection. For the treatment of GERD, surveyed physicians highlighted control of nighttime and daytime heartburn symptoms and efficacy in the healing and maintenance of healing of esophageal erosions as key unmet needs. These physicians reported that vonoprazan’s mechanism of action and gastric pH control is considered meaningfully improved over PPIs and that vonoprazan could be a more effective treatment than PPIs in healing and maintenance of healing of esophageal erosions. These physicians would prefer to use vonoprazan in, on average, 59% of all of their GERD patients. For the treatment of H. pylori infection, surveyed physicians highlighted the declining eradication rate and low patient compliance rate with treatment regimens as key unmet needs, and 93% of these physicians believe that vonoprazan offers clinically meaningful benefits over PPIs. Surveyed physicians reported that they would prefer to use vonoprazan dual or triple therapy in, on average, 67% of first-line and 69% of second-line patients with H. pylori infection.

US-DOCS\113023198.3	28

Sales and Marketing

We do not currently have our own marketing, sales, or distribution capabilities. We plan to independently commercialize vonoprazan in the United States by building a leading specialty gastroenterology-focused commercial infrastructure to support the adoption of vonoprazan. We believe we can successfully launch vonoprazan in the United States with a focused specialty sales force targeting high prescribers of PPIs, particularly gastroenterologists. PPI prescribing is highly concentrated with approximately 1.5% of U.S. PPI prescribers (approximately 12,000 total) accounting for approximately 20% of PPI prescriptions and approximately 6.0% of U.S. PPI prescribers (approximately 50,000 total) accounting for approximately 50% of PPI prescriptions, according to IQVIA. We believe we have an opportunity to achieve significant share of voice and exposure to physicians given the scarcity of actively marketed anti-secretory medicines.

To address the commercial opportunity for vonoprazan in Europe and Canada, we plan to seek one or more partners with existing commercial infrastructure and expertise in these markets. Additional clinical trials of vonoprazan may be required to obtain regulatory approval and/or ensure access to these markets.

Additional Vonoprazan Development Opportunities

Indications

While we are initially focused on the development of vonoprazan for the treatment of erosive esophagitis and the treatment of H. pylori infection, we believe there are opportunities to expand the use of vonoprazan to other indications in our licensed territories. For example, in Japan, vonoprazan is also approved for the treatment of gastric ulcers, treatment of duodenal ulcers, prevention of recurrence of gastric ulcer or duodenal ulcer during low-dose aspirin administration, and prevention of recurrence of gastric ulcer or duodenal ulcer during NSAID administration.

In addition to those indications for which vonoprazan is approved in Japan, we believe there are additional opportunities to develop vonoprazan for the treatment of GI diseases.

NERD. We believe that there is opportunity to broadly position vonoprazan’s use in GERD with an indication in NERD, also known as symptomatic GERD, in addition to an indication in erosive esophagitis. We may develop vonoprazan in NERD with daily and/or on-demand, or as-needed, dosing regimens. We believe the rapid onset of action of vonoprazan may enable on-demand use for the management of GERD-related symptoms as an alternative to chronic daily treatment with PPIs. An on-demand dosing regimen may be especially attractive in NERD, as NERD patients have symptoms related to acid, but do not have esophageal erosions which require chronic treatment for healing. In an open-label, investigator-sponsored clinical trial in Japan in NERD patients, on-demand treatment with vonoprazan was compared to daily treatment with PPIs. Patients utilized approximately 80% fewer doses of vonoprazan compared to PPIs, but demonstrated similar levels of satisfaction.

Takeda conducted two Phase 3 multicenter, randomized, double-blind, parallel group trials with vonoprazan in Japanese patients with endoscopically confirmed NERD. In the first clinical trial, vonoprazan demonstrated a significant reduction in symptom severity versus placebo (p=0.0139), and in the second trial, vonoprazan demonstrated a faster onset of symptom relief versus placebo (p=0.0003). However, the studies did not show a statistically significant difference in the primary endpoint of proportion of days over a 4-week period without heartburn between vonoprazan and placebo (p=0.0504 and p=0.0643). In the first clinical trial, Takeda enrolled patients with symptoms including a three-week history of heartburn or regurgitation with two or more days of heartburn per week, or a three-week history of any acid-reflux symptoms of moderate or higher severity. In the second clinical trial, patients with a three-week history of recurrent heartburn with two or more days of heartburn per week were enrolled. In contrast, all PPIs approved for NERD in the United States enrolled subjects with greater than six-month history of heartburn and heartburn on at least four of the seven days immediately preceding randomization.

In addition, in a Phase 2 clinical trial in European patients with NERD who were partial responders to high dose PPIs, vonoprazan did not demonstrate superiority versus esomeprazole in the primary endpoint of the percentage of heartburn free days over the four-week treatment period. We believe this result may have been due to inclusion of patients with GI disorders unrelated to acid.

US-DOCS\113023198.3	29

Other Indications. Barrett’s esophagus and Zollinger Ellison syndrome are severe diseases related to acid secretion where PPIs are the current standard of care. The improved acid control of vonoprazan relative to PPIs may lead to improved results over PPIs.

Eosinophilic esophagitis is an autoimmune disease with significant unmet need. Although not approved for this indication, PPIs are prescribed for the treatment of eosinophilic esophagitis. Vonoprazan demonstrated similar efficacy to PPIs in an investigator-sponsored clinical trial in Japan. In this clinical trial, 112 patients with eosinophilic esophagitis were treated with vonoprazan, or the PPI rabeprazole or esomeprazole. Of patients treated with vonoprazan, 82% had complete relief of symptoms compared to 70% for esomeprazole and 76-78% for rabeprazole. Similarly, 35% of patients treated with vonoprazan demonstrated complete remission of eosinophilic esophagitis by histology, compared to 37% for esomeprazole and 31-38% for rabeprazole.

Formulations and Packaging

Orally Disintegrating Tablet.    An orally disintegrating tablet, or ODT, formulation for vonoprazan is currently in development by Takeda. We may conduct one or more Phase I trials to support potential approval of the ODT formulation. We believe that the ODT represents a meaningful commercial opportunity for patients with difficulty swallowing, as estimated peak U.S. sales of the lansoprazole ODT formulation were over $450 million.

Intravenous Formulation.    We are exploring the potential to develop an intravenous formulation of vonoprazan for use in acute bleeding, critically ill patients, or other in-hospital applications. Several PPIs have approved intravenous formulations.

Pediatric Formulation.    We are exploring the potential to develop an oral formulation, in addition to an ODT formulation, for pediatric use.

Convenience Pack for H. pylori.    In Japan, vonoprazan is marketed both as a stand-alone medicine as well as in pre-packaged convenience packs with either clarithromycin and amoxicillin (Vonosap) or metronidazole and amoxicillin (Vonopion). Pre-packaged products for the treatment of H. pylori infection may improve patient adherence and treatment outcomes, and we believe there is a meaningful market opportunity for such a product. In the United States, PrevPac was formerly marketed as a pre-packaged convenience pack of lansoprazole, clarithromycin, and amoxicillin and achieved peak sales of $150 million.

Over the Counter Use

We believe that vonoprazan has the ideal profile for an OTC product, including the potential for on-demand symptom relief and a well-tolerated safety profile. The market for OTC heartburn relief is substantial, with 2018 sales of $3.2 billion in the United States.

Competition

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and strong emphasis on proprietary products. We face potential competition from many sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and government agencies and public and private research institutions. If vonoprazan receives marketing approval in the United States, Europe or Canada, it will compete with existing therapies and new therapies that may become available in the future.

Some of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. These same competitors may invent technology that competes with vonoprazan. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject recruitment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

US-DOCS\113023198.3	30

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for vonoprazan, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, we expect that vonoprazan, if approved, will be priced at a premium over competitive generic products and our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

We expect that vonoprazan, if approved for the treatment of erosive esophagitis and treatment of H. pylori infection, will primarily compete with generic PPIs marketed by multiple pharmaceutical companies in both the prescription and OTC markets. Additionally, in March 2020, RedHill Biopharma Ltd. launched Talicia, a co-formulated capsule comprising generic omeprazole, amoxicillin, and rifabutin for the treatment of H. pylori infection. Ironwood Pharmaceuticals, Inc. is developing IW-3718, a bile acid sequestrant, currently in Phase 3 clinical trials as an adjunct to PPIs for the treatment of patients with persistent GERD.

We are also aware of other P-CABs in territories outside of the United States that, if developed and approved in our territories, may compete with vonoprazan. Revaprazan is marketed by Yuhan Corporation in South Korea. Tegoprazan is marketed by CJ Healthcare Corp. in South Korea and is currently in development in Japan by RaQualia Pharma, Inc. Daewoong Pharmaceutical Co., Ltd., has filed an application for regulatory approval of fexuprazan in South Korea, Cheil Pharm has opened a Phase 2 trial in South Korea of its P-CAB candidate, JP-1366, in erosive esophagitis, and Cinclus Pharma AG’s X842 has completed a Phase 1 clinical trial in Europe and is currently in Phase 2 clinical trials. To our knowledge, none of these compounds have demonstrated superiority to PPIs on clinical endpoints.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of vonoprazan. Vonoprazan is a small molecule that can be manufactured using commercially available technologies. We currently rely on Takeda to supply us with vonoprazan drug product for clinical use. We intend to enter into a commercial supply agreement with Takeda, and we are exploring additional options for commercial supply of vonoprazan from other third party contract manufacturers.

With respect to any future product candidates, we expect to continue to rely on third-party contract manufacturers to manufacture clinical supplies and commercial quantities of any approved product. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our relationship with Takeda.

Intellectual Property

Intellectual property, including patents, trade secrets, trademarks and copyrights, is important to our business. Our commercial success depends in part on our ability to obtain and maintain proprietary intellectual property protection for vonoprazan, as well as for future product candidates and novel discoveries, product development technologies, and know-how. Our commercial success also depends in part on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to develop and maintain protection of our proprietary position by, among other methods, licensing or filing U.S. and foreign patents and applications relating to our technology, inventions, and improvements that are important to the development and implementation of our business.

US-DOCS\113023198.3	31

Our patent portfolio, comprising patents and patent applications exclusively licensed to us, is built with a goal of establishing broad protection that generally includes, for the product candidate compound, claims directed to composition of matter, pharmaceutical compositions or formulations, methods of synthesis, and methods of treatment using such pharmaceutical compositions or formulations. As of December 31, 2019, our patent portfolio covering vonoprazan consists solely of exclusively licensed patents and patent applications from Takeda. Subject to the terms of the license agreement we entered into with Takeda on May 7, 2019, or the Takeda License, we have licensed from Takeda exclusive rights in the United States, Europe, and Canada to patents and patent applications covering the composition of matter, formulation, use and/or manufacture of vonoprazan. Our patent portfolio comprises 11 distinct patent families protecting the technology relating to the compound vonoprazan and its synthetic intermediates, methods of synthesizing vonoprazan and related compounds, various formulations of vonoprazan products, as well as methods of treating diseases with vonoprazan and related compounds. As of December 31, 2019, our portfolio consists of approximately 17 issued U.S. patents, 7 pending U.S. applications, 10 issued European patents subsequently validated in individual European countries, 7 pending European applications, 3 issued Canadian patents, 5 pending Canadian applications, and one pending PCT application. The issued patents and pending applications have nominal expiration dates ranging from 2024 to 2038, without accounting for any available patent term adjustments or extensions. The issued U.S. patent covering the composition of matter of vonoprazan is expected to expire in August 2028, not including patent term extension. The issued U.S. patent covering the formulation of vonoprazan is expected to expire in August 2030, not including patent term extension.

The term of individual patents in our portfolio depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent may be eligible for patent term adjustment, which permits patent term restoration as compensation for delays incurred at the USPTO during the patent prosecution process. In addition, for patents that cover an FDA-approved drug, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. While the length of the patent term extension is related to the length of time the drug is under regulatory review, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent per approved drug may be extended under the Hatch-Waxman Act. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek any available patent term extension to any issued patents we may be granted in any jurisdiction where such extensions are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. The relevant patent laws and their interpretation outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of our licensed pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us or Takeda in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products. Moreover, issued patents do not guarantee the right to practice our technology in relation to the commercialization of our products. Issued patents only allow us to block potential competitors from practicing the claimed inventions of the issued patents.

Further, patents and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing vonoprazan and any future product candidates and practicing our proprietary technology, and any issued patents may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for vonoprazan and any future product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with

US-DOCS\113023198.3	32

similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to vonoprazan and any future product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us, and for employees and consultants to enter into invention assignment agreements with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Where applicable, the agreements provide that all inventions to which the individual contributed as an inventor shall be assigned to Phathom, and as such, will become our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Further, we have filed for and are pursuing trademark protection for our company name “Phathom Pharmaceuticals” in the United States and foreign jurisdictions.

License Agreement with Takeda Pharmaceutical Company Limited

On May 7, 2019, we and Takeda entered into the Takeda License. Pursuant to the Takeda License, Takeda granted us an exclusive, sublicensable (with Takeda’s reasonable consent) license under certain patents and know how relating to vonoprazan and owned or controlled by Takeda during the term of the Takeda License to commercialize vonoprazan products using specified formulations for all human therapeutic uses in the United States, Europe and Canada, and a non-exclusive license under such patents and know how to develop and manufacture such vonoprazan products anywhere in the world (subject to Takeda’s consent as to each country) for the purposes of commercializing the vonoprazan products in the United States, Europe and Canada. We granted Takeda a non-exclusive, royalty-free, sublicensable license under our rights in any patents and know-how that are necessary or useful to enable Takeda to develop and manufacture vonoprazan products anywhere in the world for the purposes of commercialization outside United States, Europe and Canada. We also granted Takeda an exclusive, royalty-free license under our rights in certain patents and know-how owned or controlled by us and necessary for the exploitation of vonoprazan products, in each case for Takeda to commercialize any vonoprazan product outside of the United States, Canada, and Europe and for purposes other than human therapeutic use.

During the term of the Takeda License, we and our affiliates are not permitted to commercialize any pharmaceutical product, other than vonoprazan, that treats acid-related disorders, except for certain generic and OTC competing products in specified circumstances. We will be responsible, at our cost, for the development, manufacture and commercialization of the vonoprazan products. We are required to use commercially reasonable efforts to develop and commercialize the vonoprazan products in our licensed territory.

Under the Takeda License, Takeda has the sole right and authority, with our input, to prepare, file, prosecute, and maintain all Takeda and joint patents on a worldwide basis at its own cost. We are responsible, at our cost, for preparing, filing, prosecuting, and maintaining patents on inventions made solely by us in connection with vonoprazan, subject to input from Takeda. We have the first right to enforce the licensed patent rights with respect to certain infringing products in the United States, Europe and Canada.

We paid Takeda upfront consideration consisting of a cash payment of $25.0 million, 1,084,000 shares of common stock and a warrant to purchase 7,588,000 shares of common stock, or the Takeda Warrant. We agreed to make milestone payments to Takeda upon achieving certain tiered aggregate annual net sales of licensed products in the United States, Europe and Canada up a total maximum milestone amount of $250.0 million. We also agreed to make tiered royalty payments in the low double digits to the mid-teens on net sales of licensed products, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 15 years following first commercial sale in such country.

US-DOCS\113023198.3	33

The Takeda License will continue until the expiration of the obligation to pay royalties in all countries and on all products. We may terminate the Takeda License in its entirety without cause upon six months’ prior written notice. We and Takeda may terminate the Takeda License in the case of the other party’s insolvency, or upon prior written notice within a specified time period for the other party’s material uncured breach. Takeda may terminate the Takeda License in its entirety if we challenge the licensed patents, or if we assist any third party in challenging such patents.

In connection with the Takeda License, we entered into a clinical manufacturing and supply agreement with Takeda whereby Takeda provides certain quantities of vonoprazan.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the United States.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practice, or GLP, regulations and other applicable regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, regulations to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current GMP, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

US-DOCS\113023198.3	34

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. They must be conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND as well as any subsequent protocol amendments, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1:  The product candidate is initially introduced into healthy human volunteers and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Sponsors sometimes designate their Phase 1 clinical trials as Phase 1a or Phase 1b. Phase 1b clinical trials are typically aimed at confirming dosing, pharmacokinetics and safety in larger number of patients. Some Phase 1b studies evaluate biomarkers or surrogate markers that may be associated with efficacy in patients with specific types of diseases.

•

Phase 2:  This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and appropriate dosage.

•

Phase 3:  Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, generally at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

US-DOCS\113023198.3	35

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved.

NDA Review and Approval Process

The results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

US-DOCS\113023198.3	36

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

The Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. The FDA has a Fast Track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Unique to a Fast Track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

US-DOCS\113023198.3	37

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

The FDA can also designate a drug as a “breakthrough therapy.” A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. The designation includes all of the Fast Track program features, which means that the sponsor may file sections of the NDA for review on a rolling basis if certain conditions are satisfied, including an agreement with FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

Fast Track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Vonoprazan has received Fast Track designation for the treatment of H. pylori infection in combination with both amoxicillin and clarithromycin and with amoxicillin alone and is potentially eligible for priority review, which we plan to explore.  We may also explore some of these expedited development and review programs for future product candidates, as appropriate.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations. In addition, the FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

US-DOCS\113023198.3	38

Any drug products manufactured or distributed by us or our partners pursuant to FDA approvals will be subject to pervasive and continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet.

Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds on post-approval clinical trials, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

Additionally, under the GAIN Act, the FDA may designate a product as a “qualified infectious disease product,” or QIDP. In order to receive this designation, a drug must qualify as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms established and maintained by the FDA under the law. A sponsor must request such designation before submitting a marketing application. FDA granted QIDP designation for vonoprazan for the treatment of H. pylori infection in combination with both amoxicillin and clarithromycin, and with amoxicillin alone, respectively.

US-DOCS\113023198.3	39

The benefits of QIDP designation include potential eligibility for priority review and Fast Track designation, and an extension by an additional five years of any non-patent marketing exclusivity period awarded, such as a five-year exclusivity period awarded for a new molecular entity. This extension is in addition to any pediatric exclusivity extension that may be awarded, and the extension will be awarded only to a drug first approved on or after the date of enactment. The GAIN Act provisions prohibit the grant of an exclusivity extension where the application is a supplement to an application for which an extension is in effect or has expired, is a subsequent application for a specified change to an approved product, or is an application for a product that does not meet the definition of QIDP based on the uses for which it is ultimately approved.

U.S. Healthcare Fraud and Abuse Laws and Compliance Requirements

In addition to FDA regulation of pharmaceutical products, U.S. federal and state healthcare laws and regulations restrict business practices in the pharmaceutical industry. These laws may impact, among other things, our current and future business operations, including our clinical research activities, and constrain the business or financial arrangements and relationships with healthcare providers and other parties. These laws include anti-kickback and false claims laws, civil monetary penalties laws, data privacy and security laws, and physician payment transparency laws. In addition to the federal laws summarized below, we may also be subject to similar state and local laws and regulations that may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves.

The federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act and the civil monetary penalties statute.

The federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians, certain other health care professionals beginning in 2022, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

US-DOCS\113023198.3	40

Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives.

Violation of any of such laws or any other governmental regulations that apply may result in significant criminal, civil and administrative penalties including damages, fines, imprisonment, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for vonoprazan and any future product candidates can be subject to challenge, reduction or denial by third-party payors.

The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. In the United States, there is no uniform policy among payors for coverage or reimbursement. Decisions regarding whether to cover any of a product, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Third-party payors may not consider vonoprazan and any future product candidates to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Additionally, decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

U.S. Healthcare Reform

In the United States, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates.

US-DOCS\113023198.3	41

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, or the Affordable Care Act, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The Affordable Care Act, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and political challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act, are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the Affordable Care Act, will impact the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Further, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of pharmaceutical products paid by consumers. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

US-DOCS\113023198.3	42

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union, or EU, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

To market a medicinal product in the European Economic Area, or EEA (which is comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein), we must obtain a Marketing Authorization, or MA. There are two types of marketing authorizations:

•

the Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy products, and medicinal products containing a new active substance indicated for the treatment certain diseases, such as AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Data and marketing exclusivity

In the EEA, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

US-DOCS\113023198.3	43

Pediatric investigation plan

In the EEA, marketing authorization applications for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all Member States of the EU and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension.

Clinical trials

Clinical trials of medicinal products in the European Union must be conducted in accordance with European Union and national regulations and the International Conference on Harmonization, or ICH, guidelines on GCPs. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products. If the sponsor of the clinical trial is not established within the European Union, it must appoint an entity within the European Union to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee. The application for a clinical trial authorization must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, clinical trial authorization applications must be submitted to the competent authority in each EU Member State in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to take effect in 2020, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with cGMP. Other national and European Union-wide regulatory requirements also apply.

Data privacy and security laws

Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

US-DOCS\113023198.3	44

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent, broader in scope or offer greater individual rights with respect to protected health information, or PHI, than HIPAA and many of which may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.

We are also subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations and have generally become more stringent over time.

As of May 25, 2018, Regulation 2016/676, known as the General Data Protection Regulation, or GDPR, replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

Employees

As of March 16, 2020, we had 25 full-time employees, 4 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were originally incorporated under the laws of the state of Delaware on January 9, 2018 under the name North Bridge IV, Inc. On March 13, 2019, we changed our name to Phathom Pharmaceuticals, Inc. and merged YamadaCo IIA, Inc., a Delaware corporation, or YamadaCo, with and into our company, with Phathom Pharmaceuticals, Inc. as the surviving entity, or the Merger. References throughout this annual report to Phathom Pharmaceuticals, Inc. include North Bridge IV, Inc. prior to the Merger. Our principal executive offices are located at 100 Campus Drive, Suite 102, Florham Park, New Jersey 07932, and our telephone number is (877) 742-8466.

Available Information

Our internet address is www.phathompharma.com. Our investor relations website is located at https://investors.phathompharma.com.com. We make available free of charge on our investor relations website under “Financials and Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the SEC. They are also available for free on the SEC’s website at www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing.

US-DOCS\113023198.3	45

Item 1A.Risk Factors

You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a late clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2018, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, and preparing for our Phase 3 clinical trials of vonoprazan. As a company, we have not yet demonstrated an ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception. If vonoprazan is not successfully developed and approved in the United States, Europe and/or Canada, we may never generate any revenue. We have incurred cumulative net losses since our inception and, as of December 31, 2019, we had an accumulated deficit of $256.4 million. Substantially all of our losses have resulted from expenses incurred in connection with in-licensing and developing vonoprazan and from general and administrative costs associated with our operations. Vonoprazan and any future product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize vonoprazan and seek to identify, assess, acquire, in-license, or develop additional product candidates.

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

US-DOCS\113023198.3	46

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our Phase 3 clinical trials of vonoprazan and seek regulatory approval for vonoprazan. In addition, if vonoprazan receives approval and is commercialized, we will be required to make milestone and royalty payments to Takeda, from whom we have in-licensed the rights to develop and commercialize vonoprazan in the United States, Europe, and Canada pursuant to the Takeda License. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or licensing payments. If we obtain regulatory approval for vonoprazan or any future product candidate, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of vonoprazan or any future product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash and cash equivalents will enable us to fund our operations for at least the next 24 months. In particular, we expect that these funds will allow us to complete our Phase 3 clinical trials of vonoprazan in the treatment of erosive esophagitis and H. pylori infection. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop vonoprazan or any future product candidates.

Our future capital requirements will depend on many factors, including:

•

the initiation, type, number, scope, results, costs and timing of, our clinical trials of vonoprazan, and preclinical studies or clinical trials of other potential product candidates we may choose to pursue in the future, including feedback received from regulatory authorities;

•	delays and cost increases as a result of the recent COVID-19 outbreak;
•	the costs and timing of manufacturing for vonoprazan or any future product candidates, including commercial scale manufacturing if any product candidate is approved;
•	the costs, timing and outcome of regulatory review of vonoprazan or any future product candidates;
•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers, clinical development personnel and commercial personnel;
•	the timing and amount of the milestone or other payments we must make to Takeda and any future licensors;
•	the costs and timing of establishing or securing sales and marketing capabilities if vonoprazan or any future product candidate is approved;
•	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;

US-DOCS\113023198.3	47

•	patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•	the costs associated with any products or technologies that we may in-license or acquire.

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

We currently only have one product candidate, vonoprazan, which we in-licensed from Takeda. Our business presently depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize vonoprazan in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate. We initiated two pivotal Phase 3 clinical trials in the fourth quarter of 2019 for vonoprazan: one for the treatment of erosive esophagitis, and a second for the treatment of H. pylori infection. Our assumptions about vonoprazan’s development and commercial potential are based in large part on the development and commercial experience of vonoprazan in Japan and other Asian countries. However, our assumptions may prove to be wrong, and we may encounter a materially and adversely different development and commercial experience. The success of vonoprazan will depend on several factors, including the following:

•	acceptance by the FDA or by comparable foreign regulatory authorities of our proposed design of the Phase 3 clinical trials of vonoprazan and any future clinical trials;
•	successful enrollment in clinical trials and completion of clinical trials with favorable results;

US-DOCS\113023198.3	48

•

the willingness of the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities to accept the data from our Phase 3 clinical trials and preclinical studies and clinical trials conducted outside of our licensed territories by Takeda and independent investigators as part of the basis for review and approval of vonoprazan

•	demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
•	receipt of marketing approvals from applicable regulatory authorities, including one or more NDAs from the FDA and maintaining such approvals;
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

The results from clinical trials or preclinical studies of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while vonoprazan has been studied in an extensive clinical program by Takeda, including 18 Phase 3 clinical trials, we do not know how vonoprazan will perform in future clinical trials, including as a result of differences between the clinical trials conducted to date by Takeda or other third parties and our Phase 3 clinical trial designs. These differences include, among other things: including higher doses of antibiotics and longer duration of treatment and inclusion of a dual therapy arm in our Phase 3 clinical trial for the treatment of H. pylori infection, and conducting a

US-DOCS\113023198.3	49

single Phase 3 clinical trial for both the healing and maintenance of erosive esophagitis, rather than two separate trials. Further, the large majority of the clinical development of vonoprazan was conducted in Asian subjects, who naturally have differences in height, weight, drug metabolism, and potentially, acid-secretory capacity from Western populations. Although there are data across two Phase 1 clinical trials in healthy volunteers showing that the vonoprazan pharmacokinetic and pharmacodynamic profile is similar in Japanese and non-Japanese subjects, our clinical trials of vonoprazan in a broader population comprised of patients in the United States and Europe may not yield the same results as prior clinical trials. Additionally, Western patients may be more likely to deviate from clinical trial protocols or drop out of clinical trials than Japanese patients, which may negatively impact the results of our clinical trials. Further, in our Phase 3 clinical trial for the treatment of H. pylori infection, the vonoprazan dual therapy arm will not be double-blinded because patients in this arm will be administered amoxicillin three times daily, versus twice daily for the triple therapy regimens. Both triple therapy regimens will be double-blinded. The inability to double-blind the dual therapy arm may impact the results of this trial and how regulatory agencies or healthcare payors interpret such results. For example, the EMA has noted that it expects additional analyses of treatment compliance and drop-out rates in the dual therapy arm because it will not be double-blinded.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after the product candidate achieved promising results in earlier clinical trials. The results of our trials may not be comparable to those achieved previously, whether as a result of differences in trial design, patient population or otherwise.

Further, the FDA, the EMA, or other comparable foreign regulatory authorities may not view the data from clinical trials conducted by Takeda and other third parties discussed above, together with our single Phase 3 clinical trial in each of erosive esophagitis and H. pylori infection, as sufficient to support the regulatory approval of vonoprazan for the treatment of erosive esophagitis or H. pylori infection. The FDA, EMA, or other comparable foreign regulatory authorities may also disagree with the adequacy of our trial designs, including as a result of the differences between our designs and those of Takeda’s Phase 3 clinical trials discussed above. As a result, we could be required to conduct additional clinical trials prior to seeking and obtaining regulatory approval and our planned development timeline could materially change. In addition, in July 2019, we received scientific advice from the EMA on our Phase 3 clinical trial of vonoprazan in the healing and maintenance of healing of erosive esophagitis. For the healing phase of the study, the EMA recommended that we include an endoscopy to assess healing at Week 4 in addition to the planned endoscopies at Week 2 and Week 8 because the summary of product characteristics for lansoprazole suggests four weeks of treatment to assess healing in erosive esophagitis. We have decided not to incorporate this change into the study design given the additional burden on study subjects to return for a third endoscopy in an eight-week period. This decision may impact the future summary of product characteristics for vonoprazan or may cause the EMA to require us to conduct additional clinical trials for vonoprazan to support marketing approval.

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

For the foregoing reasons, our ongoing clinical trials may not be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of vonoprazan or any future product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

US-DOCS\113023198.3	50

Any difficulties or delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of vonoprazan or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of vonoprazan or any future product candidates in humans. In August 2019, we submitted three separate INDs to the FDA for vonoprazan: one for erosive esophagitis; a second for dual therapy treatment of H. pylori infection; and a third for triple therapy treatment of H. pylori infection. These three INDs were accepted by the FDA in September 2019. We initiated two pivotal Phase 3 clinical trials in the fourth quarter of 2019 for vonoprazan: one for the treatment of erosive esophagitis and a second for the treatment of H. pylori infection.

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

We do not know whether our ongoing trials will be completed on schedule, if at all, or if any future clinical trials will begin on time. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

•	changes to clinical trial protocols;
•	clinical sites deviating from trial protocols or dropping out of a trial;
•	manufacturing or obtaining sufficient quantities of vonoprazan and any future product candidates;
•

inability to obtain and deliver sufficient quantities of vonoprazan and any future product candidates, or of lansoprazole, which is being used in both of our Phase 3 clinical trials, and/or antibiotics, including amoxicillin and clarithromycin, which are being used in our Phase 3 clinical trial of vonoprazan for the treatment of H. pylori infection, to clinical sites;

•	subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post- treatment follow-up;
•	subjects choosing an alternative treatment for the indication for which we are developing vonoprazan and any future product candidates, or participating in competing clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	subjects experiencing severe or unexpected drug-related adverse effects;

US-DOCS\113023198.3	51

•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted or by the FDA or comparable foreign regulatory authorities. For example, in March 2020, due to global efforts to combat the COVID-19 pandemic, which has resulted in travel restrictions imposed by many state, local and international governments and guidance from the American Society of Gastrointestinal Endoscopy on limiting endoscopies, which are required in both of our Phase 3 trials, we announced a pause in randomization of new patients in our Phase 3 trials. The FDA or comparable foreign regulatory authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, as we are doing for vonoprazan and may do for any future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

US-DOCS\113023198.3	52

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

We may not be able to initiate or continue clinical trials for vonoprazan or any future product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development. We will be required to identify and enroll a sufficient number of patients for each of our clinical trials. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. For example, a key secondary analysis in our Phase 3 clinical trial for the treatment of H. pylori infection is the eradication rate in clarithromycin-resistant patients. However, because the process of assessing antibiotic resistance to H. pylori takes several weeks, we believe it is not practical to use resistance as an enrollment criteria in our clinical trial. Therefore, the percentage of clarithromycin-resistant patients enrolled in this clinical trial is unpredictable and may affect the results of the trial. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our clinical trials and monitoring such patients adequately during and after treatment. For example, in our Phase 3 clinical trial of vonoprazan in erosive esophagitis, we intend for 30% of the patients to have Los Angeles Class C or D erosive esophagitis, which are the most severe forms of erosive esophagitis and are estimated to only represent approximately 10 to 20% of erosive esophagitis patients. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing patients may prove costly as these patients are required to undergo an endoscopy before being diagnosed as having Los Angeles Class C or D erosive esophagitis.

The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials further limits the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of vonoprazan and any future product candidates may be delayed. Further, public health emergencies, such as the novel strain of coronavirus, COVID-19, which has been declared by the World Health Organization to be a pandemic, which recently caused us to pause randomization of new patients in our Phase 3 trials, have and may continue to negatively affect site activation, as well as patient enrollment and retention.  Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

Our assumptions used in determining expected clinical trial timelines may not be correct, and we may experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

US-DOCS\113023198.3	53

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

As of December 2019, more than 6,000 subjects have been exposed to vonoprazan in completed and ongoing Phase 1 to 3 clinical trials. The doses studied have ranged from 1 to 120 mg with durations up to one year. The most commonly reported AEs in the clinical development program for vonoprazan, as reflected in the Japanese prescribing information published by Japan’s Pharmaceutical and Medical Devices Agency, or PMDA, were diarrhea, constipation, nausea, elevated liver enzymes, rash, and eosinophilia. All such events had an incidence rate of less than 5.0% other than diarrhea in the treatment of H. pylori which had an incidence rate of 10.6% in combination with antibiotics. No dose- related increase in TEAEs or SAEs was observed. The safety profile of vonoprazan and incidence of TEAEs, drug-related TEAEs, and TEAEs leading to drug discontinuation were similar between vonoprazan and lansoprazole across studies.

Certain earlier generation P-CABs previously under development by other companies may have been discontinued in part due to their hepatic safety profile. These hepatic safety concerns may be compound-specific and not generalizable to the P-CAB class. Vonoprazan has had a similar hepatic safety profile to lansoprazole across all clinical studies conducted by Takeda, in which 1.0% of subjects treated with vonoprazan 10 mg or 20 mg and 0.8% of subjects treated with lansoprazole 15 mg or 30 mg had ALT or AST elevations greater than three times the upper limit of normal or bilirubin elevations greater than two times the upper limit of normal.  The most recent post-marketing safety report from December 2019 includes an estimate of over 25 million patients who have received vonoprazan in Japan since launch. Based on the post-marketing experience, the clinically significant adverse reactions section of the Japanese prescribing information for vonoprazan was updated to include skin reactions such as toxic epidermal necrolysis, Steven- Johnson syndrome, and erythema multiforme, and events of pancytopenia, agranulocytosis, leukocytopenia, and thrombocytopenia. The incidence of these reactions was considered extremely rare (less than 1 in 100,000 patients) and a causal relationship to vonoprazan could not be ruled out.

Serious hepatic adverse events have also been observed among patients exposed to vonoprazan in Japan in the post-marketing setting. These cases were typically confounded by comorbidities or other concomitant medications and are believed to be idiosyncratic reactions. The incidence of these events was considered extremely rare (less than 1 in 100,000 patients). The post-marketing safety data, including the December 2019 post-marketing safety report and the reported hepatic safety events, have been submitted to the PMDA. To date, there have been no changes to the Japan prescribing information related to hepatic safety. We may also observe hepatic-related events in our clinical trials.

US-DOCS\113023198.3	54

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

As a company, we have never completed a clinical trial or submitted an NDA or comparable foreign regulatory filing, and may be unable to do so for vonoprazan or any future product candidates.

We are early in our development efforts for vonoprazan, and we will need to successfully complete pivotal clinical trials in order to obtain FDA, EMA or comparable foreign regulatory approval to market vonoprazan or any future product candidates. Carrying out late-stage clinical trials and the submission of a successful NDA is a complicated process. We commenced pivotal Phase 3 clinical trials of vonoprazan in erosive esophagitis and H. pylori infection in the fourth quarter of 2019. As an organization, we have not yet completed any clinical trials for vonoprazan or any other product candidates and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. As a company, we have not previously submitted an NDA, whether for one or multiple indications, or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of vonoprazan or any other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of vonoprazan or any future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to complete, or delays in, our ongoing clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing vonoprazan or any future product candidates.

US-DOCS\113023198.3	55

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

US-DOCS\113023198.3	56

•	such authorities may disagree regarding the formulation, labeling and/or the specifications of vonoprazan and any future product candidates;
•	approval may be granted only for indications that are significantly more limited than what we apply for and/or with other significant restrictions on distribution and use;
•	such authorities may find deficiencies in the manufacturing processes or facilities of Takeda or any future third-party manufacturers with which we contract for clinical and commercial supplies;
•	regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval; or
•	such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.

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

Designation of vonoprazan as a QIDP, receipt of Fast Track designation, and the potential to receive priority review, may not actually lead to a faster development or regulatory review, and would not assure FDA approval of vonoprazan or any future product candidates which may receive such designations.

Vonoprazan has been designated as a QIDP by the FDA for the treatment of H. pylori infection in combination with both amoxicillin and clarithromycin, and with amoxicillin alone, respectively, and we may seek QIDP designation for future product candidates. A QIDP is an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the Generating Antibiotic Incentives Now, or GAIN Act. The benefits of QIDP designation include eligibility for Fast Track designation, which vonoprazan has received, eligibility for priority review, and an extension by an additional five years of any non-patent exclusivity period awarded, such as a five-year exclusivity period awarded for a new chemical entity. This extension is in addition to any pediatric exclusivity extension that may be awarded. Receipt of QIDP status also does not assure ultimate approval by the FDA or related GAIN Act exclusivity benefits.

US-DOCS\113023198.3	57

While vonoprazan has received Fast Track designation for the treatment of H. pylori infection in combination with both amoxicillin and clarithromycin and with amoxicillin alone, and QIDP designation makes vonoprazan potentially eligible for priority review, the FDA has broad discretion, so even if we believe vonoprazan is eligible for priority review, or any future product candidate is eligible for Fast Track designation or priority review status, the FDA could decide not to grant it. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. The Fast Track designation program is intended to expedite or facilitate the process for reviewing new drug candidates that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the drug candidate and the specific indication for which it is being studied. With a Fast Track drug candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. Priority review means the FDA’s goal is to take action on an application within 6 months (compared to 10 months under standard review) following the NDA filing date. The FDA automatically grants priority review to the first application or efficacy supplement submitted for a specific drug and indication that has received the QIDP designation.

Obtaining a QIDP designation, priority review, or Fast Track designation does not change the standards for product approval but may expedite the development or approval process. Even though the FDA has granted QIDP and Fast Track designations for vonoprazan, and even if vonoprazan receives priority review designation, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, QIDP designation, Fast Track designation, and priority review do not increase the likelihood that vonoprazan will receive marketing approval in the United States.

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

US-DOCS\113023198.3	58

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

We are enrolling patients in Europe in our erosive esophagitis trial, and expect to begin enrollment shortly in our H. pylori trial. Additionally, we may conduct future clinical trials outside of the United States. However, the FDA and other comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We are enrolling patients in Europe in our erosive esophagitis trial, expect to begin enrollment shortly in our H. pylori trial, and we may conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when clinical trials are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials. The FDA may not accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of vonoprazan and any future product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of vonoprazan and any future product candidates.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•	additional foreign regulatory requirements;
•	foreign exchange fluctuations;
•	compliance with foreign manufacturing, customs, shipment and storage requirements;
•	cultural differences in medical practice and clinical research; and
•	diminished protection of intellectual property in some countries.

US-DOCS\113023198.3	59

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

US-DOCS\113023198.3	60

We rely on third parties to conduct our clinical trials. Any failure by a third party to conduct the clinical trials according to GCPs and other requirements and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize vonoprazan and any future product candidates.

We are dependent on third parties to conduct our preclinical and clinical trials, including our ongoing Phase 3 clinical trials of vonoprazan. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties will play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance.  Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for vonoprazan and any future product candidates that reach clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

US-DOCS\113023198.3	61

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

Our or Takeda’s failure, or the failure of any future third-party manufacturer, to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate and continue clinical trials of vonoprazan or any future product candidates;
•	delay in submitting regulatory applications, or receiving marketing approvals, for vonoprazan and any future product candidates;
•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	requirements to cease development or to recall batches of vonoprazan and any future product candidates; and
•	in the event of approval to market and commercialize vonoprazan or any future product candidates, an inability to meet commercial demands for vonoprazan or any future product candidates.

Reliance on third-party manufacturers entails additional risks, including:

•	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•	breach of the manufacturing agreement by the third party;

US-DOCS\113023198.3	62

•	failure to manufacture our product according to our specifications;
•	failure to manufacture our product according to our schedule or at all;
•	misappropriation of our proprietary information, including our trade secrets and know-how; and
•	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Vonoprazan and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. Moreover, there may be a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of Takeda or any future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of vonoprazan and any future product candidates. If Takeda cannot perform as agreed, we may be required to replace Takeda and we may be unable to replace them on a timely basis or at all. Further, Takeda and any other third-party manufacturers we may use may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health emergencies such as the recent coronavirus, COVID-19, outbreak. If Takeda or other third-party manufacturers were to encounter any manufacturing or shipping difficulties or delays due to these factors, our ability to provide vonoprazan to patients in clinical trials, or to provide product for treatment of patients if approved, would be jeopardized.

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

US-DOCS\113023198.3	63

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

US-DOCS\113023198.3	64

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

Vonoprazan and any future product candidates may not be commercially successful. The commercial success of vonoprazan or any future product candidates, if approved, will depend significantly on the broad adoption and use of such product by physicians and patients for approved indications. The degree of market acceptance of vonoprazan or any future products, if approved, will depend on a number of factors, including:

•	demonstration of clinical efficacy and safety compared to other more-established products;
•	the indications for which vonoprazan or any future product candidates are approved;
•	the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;

US-DOCS\113023198.3	65

•	acceptance of a new drug for the relevant indication by healthcare providers and their patients;
•	the pricing and cost-effectiveness of our products, as well as the cost of treatment with our products in relation to alternative treatments and therapies;
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

US-DOCS\113023198.3	66

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

US-DOCS\113023198.3	67

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

We expect that vonoprazan, if approved for the treatment of erosive esophagitis and treatment of H. pylori infection, will primarily compete with generic PPIs marketed by multiple pharmaceutical companies in both the prescription and OTC markets. Additionally, in March 2020, RedHill Biopharma Ltd. launched Talicia, a co-formulated capsule comprising generic omeprazole, amoxicillin, and rifabutin for the treatment of H. pylori infection. Ironwood Pharmaceuticals, Inc. is developing IW-3718, a bile acid sequestrant, currently in Phase 3 clinical trials as an adjunct to PPIs for the treatment of patients with persistent GERD.

We are also aware of other P-CABs in territories outside of the United States that, if developed and approved in our territories, may compete with vonoprazan. Revaprazan is marketed by Yuhan Corporation in South Korea. Tegoprazan is marketed by CJ Healthcare Corp. in South Korea and is currently in development in Japan by RaQualia Pharma, Inc. Daewoong Pharmaceutical Co., Ltd. has filed an application for regulatory approval for fexuprazan in South Korea, Cheil Pharm has opened a Phase 2 trial in South Korea of its P-CAB candidate, JP-1366, in erosive esophagitis, and Cinclus Pharma AG’s X842 has completed a Phase 1 clinical trial in Europe and is currently in Phase 2 clinical trials.

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

US-DOCS\113023198.3	68

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

US-DOCS\113023198.3	69

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

Our future growth may depend, in part, on our ability to develop and commercialize vonoprazan and any future product candidates in foreign markets, particularly Europe and Canada. We are not permitted to market or promote vonoprazan and any future product candidates before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for vonoprazan or any future product candidates. To obtain separate regulatory approval in any other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of vonoprazan and any future product candidates. If we obtain regulatory approval of vonoprazan and any future product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

•	different regulatory requirements for approval of drugs in foreign countries;
•	reduced protection for intellectual property rights;
•	the existence of additional third-party patent rights of potential relevance to our business;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, public health emergencies or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling internationally;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	foreign reimbursement, pricing and insurance regimes;
•	workforce uncertainty in countries where labor unrest is common;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities internationally; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

US-DOCS\113023198.3	70

•

business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters such as earthquakes, typhoons, floods and fires or public health emergencies or pandemics such as the recent coronavirus outbreak;

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

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus.

The recent outbreak of the coronavirus, COVID-19, which has been declared by the World Health Organization to be a pandemic has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, including our CROs, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. In March 2020, due to efforts to combat the COVID-19 pandemic, which has resulted in travel restrictions imposed by many state, local and international governments and guidance from the American Society of Gastrointestinal Endoscopy limiting endoscopies, which are required in both of our Phase 3 trials, we announced a pause in randomization of new patients in our Phase 3 trials. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could, in addition to disrupting our clinical trial randomization, disrupt the supply chain and the manufacture or shipment of drug substance and finished drug product for vonoprazan for use in our clinical trials, cause patients to discontinue the trial adversely affecting our trials results, ultimately lead to a discontinuation of the trials prior to their completion, impede our future clinical trial recruitment, testing, monitoring, data collection and analysis and other related activities, which could delay our ongoing clinical trials and increase development costs and have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

US-DOCS\113023198.3	71

Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and all of our obligations under our indebtedness are secured by substantially all of our assets, excluding our intellectual property and certain other assets. If we default on these obligations, our lenders could foreclose on our assets.

In May 2019, we entered into the Loan Agreement with SVB and WestRiver. We borrowed $25.0 million, or Term Loan A, at the inception of the Loan Agreement and in March 2020 we borrowed an additional $25.0 million, or Term Loan B, and which we collectively refer to as the Term Loans. All obligations under the Term Loans are secured by a first priority lien on substantially all of our assets, excluding intellectual property and certain other assets. We have agreed not to encumber our intellectual property assets without SVB’s prior written consent unless a security interest in the underlying intellectual property is necessary to have a security interest in the accounts and proceeds that are part of the assets securing the Term Loans, in which case our intellectual property will automatically be included within the assets securing the Term Loans. As a result, if we default on any of our obligations under the Loan Agreement, SVB could foreclose on its security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

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

US-DOCS\113023198.3	72

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our current senior management team, our Chairman and our development personnel. The loss of services of any of these individuals or personnel could delay or prevent the successful development of our product pipeline, completion of our ongoing clinical trials, initiation or completion of future clinical trials, or the commercialization of vonoprazan or any other future product candidates. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

We will continue to expand and need to effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. We may not be successful in maintaining our unique company culture and continuing to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among pharmaceutical, biotechnology and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We have recently substantially increased the size of our organization, and we may encounter difficulties in managing our growth and expanding our operations successfully.

We have substantially increased our organization from four employees in February 2018 to eighteen full-time employees as of December 31, 2019. As we continue development and pursue the potential commercialization of vonoprazan and any future product candidates, as well as function as a public company, we will continue to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize vonoprazan and any future product candidates and to compete effectively will depend, in part, on our ability to manage our recent substantial growth and any future growth effectively.

US-DOCS\113023198.3	73

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

US-DOCS\113023198.3	74

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

In addition, California recently enacted the CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

US-DOCS\113023198.3	75

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

Since its enactment, there have been judicial and political challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit held that the individual mandate is unconstitutional and remanded the case back to the district court to determine whether the remaining provisions of the Affordable Care Act are invalid as well.  It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the Affordable Care Act will impact the Affordable Care Act and our business.

US-DOCS\113023198.3	76

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

US-DOCS\113023198.3	77

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

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;

US-DOCS\113023198.3	78

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	significant negative financial impact;
•	the inability to commercialize vonoprazan and any future product candidates; and
•	a decline in our stock price.

We currently maintain product liability insurance coverage in connection with our clinical trials, but do not maintain such insurance coverage for commercialization of vonoprazan and any future product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of vonoprazan and any future product candidates. Although we plan to maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies have, and future policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data. Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as GDPR), it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in

US-DOCS\113023198.3	79

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers to produce vonoprazan and any future product candidates. Our ability to obtain clinical supplies of vonoprazan and any future product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

US-DOCS\113023198.3	80

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We could face criminal liability and other serious consequences for violations, which could harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

US-DOCS\113023198.3	81

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

US-DOCS\113023198.3	82

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

US-DOCS\113023198.3	83

We may need to obtain further licenses from third parties to advance our research or allow commercialization of vonoprazan and any future product candidates, and we cannot provide any assurances that third-party patents do not exist which might be enforced against vonoprazan and any future product candidates in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

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

US-DOCS\113023198.3	84

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our future patents or the patents of our current and future licensors may not cover vonoprazan or any future product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings in the USPTO or foreign patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our predecessors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our in-licensed patents and patent applications has been found. There is also no assurance that there is not prior art of which we, our predecessors or licensors are aware, but which we do not believe affects the validity or enforceability of a claim in our in-licensed patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize vonoprazan or any future product candidates and compete directly with us, without payment to us. It is possible that defects of form in the preparation or filing of our or our current and future licensors’ patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If there are material defects in the form, preparation, prosecution, or enforcement of our future patents or future patent applications or our current and future licensors’ patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents.

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

US-DOCS\113023198.3	85

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to develop products that are similar to vonoprazan or any future product candidates but that are not covered by the claims of the patents that we own in the future or license;
•	we or our current and future licensors or predecessors might not have been the first to make the inventions covered by the issued patents or patent applications that we own in the future or license;
•	we or our current and future licensors or predecessors might not have been the first to file patent applications covering certain of the claimed inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that the pending patent applications we own or license will not lead to issued patents;
•	issued patents that we own in the future or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;

US-DOCS\113023198.3	86

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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that vonoprazan and any future product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patents that may be infringed by commercialization of vonoprazan and any future product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that vonoprazan and any future product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

US-DOCS\113023198.3	87

Although no third party has asserted a claim of patent infringement against us as of the date of this annual report, others may hold proprietary rights that could prevent vonoprazan and any future product candidates from being marketed.

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

US-DOCS\113023198.3	88

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

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

US-DOCS\113023198.3	89

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

US-DOCS\113023198.3	90

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

Depending upon the timing, duration and specifics of FDA marketing approval of vonoprazan and any future product candidates, one or more of our U.S. patents or those of our current and future licensors, may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch- Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of vonoprazan and any future product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

US-DOCS\113023198.3	91

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

Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to protect our trade secret information may be jeopardized.

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

US-DOCS\113023198.3	92

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

•	collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;

US-DOCS\113023198.3	93

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

Prior to our IPO, there had been no public market for our common stock. Our common stock only recently began trading on Nasdaq, but we can provide no assurance that we will be able to develop an active trading market for our common stock. Even if an active trading market is developed, it may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

The trading price of the shares of our common stock has been, and is likely to continue to be, highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

•	our ability to enroll patients in our ongoing and future clinical trials;
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

US-DOCS\113023198.3	94

•	any termination or loss of rights under the Takeda License;
•	regulatory developments in the United States and foreign countries;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	the success or failure of our efforts to acquire, license or develop additional product candidates;
•	innovations or new products developed by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	manufacturing, supply or distribution delays or shortages;
•	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
•	achievement of expected product sales and profitability;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•	trading volume of our common stock;
•	an inability to obtain additional funding;
•	sales of our stock by insiders and stockholders, including Takeda;
•	general economic, industry and market conditions, public health emergencies or other events or factors, many of which are beyond our control;
•	additions or departures of key personnel;
•	intellectual property, product liability or other litigation against us;
•	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt; and
•	changes in accounting standards, policies, guidelines, interpretations or principles.

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

US-DOCS\113023198.3	95

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own a majority of our outstanding common stock. Furthermore, many of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our board of directors, acting together, have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

In connection with our IPO, our officers, directors and holders of substantially all of our outstanding securities entered into lock-up agreements with the underwriters pursuant to which they may not, with limited exceptions, for a period of 180 days from the date of the prospectus for the IPO, offer, sell or otherwise transfer or dispose of any of our securities, without the prior written consent of Goldman Sachs & Co. LLC, Jefferies LLC and Evercore Group L.L.C. The underwriters may permit our officers, directors and other securityholders who are subject to the lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to limitations. Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline. After the lock-up agreements expire, these shares of common stock will be eligible for sale in the public market of which 13,452,229 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act.

In addition, as of December 31, 2019, up to 11,974,974 shares of common stock that are either subject to outstanding options, warrants or other rights or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

US-DOCS\113023198.3	96

The holders of 12,069,916 shares of our outstanding common stock, or approximately 41.7% of our total outstanding common stock as of December 31, 2019, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting and the 180-day lock-up agreements described above. In addition, Takeda is entitled to the same rights with respect to the registration of 7,588,000 shares of our common stock underlying the Takeda Warrant. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

US-DOCS\113023198.3	97

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

Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2020. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we are in the process of implementing additional financial and management controls, reporting systems and procedures; and hiring additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

US-DOCS\113023198.3	98

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

US-DOCS\113023198.3	99

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

US-DOCS\113023198.3	100

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

The Tax Act has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate and revising the rules governing NOLs. Many of these changes became effective beginning in 2018, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and may continue to be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and the IRS, which have lessened or increased certain adverse impacts of the legislation and may do so in the future. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Properties

Our corporate offices are located in Buffalo Grove, Illinois, and Florham Park, New Jersey.  We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

For additional information, see Note 6, Lease Commitments included in Item 15 of this Annual Report on Form 10-K.

Item 3.Legal Proceedings

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

Item 4.Mine Safety Disclosures

Not applicable.

US-DOCS\113023198.3	101

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “PHAT” since our initial public offering on October 25, 2019, which was completed at a price to the public of $19.00 per share.  Prior to our initial public offering, there was no public market for our common stock.

Holders of Common Stock

As of March 10, 2020, there were 28,964,506 shares of our common stock outstanding held by approximately 40 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments. In addition, under the terms of our Loan Agreement, we are prohibited from paying any cash dividends without the consent of the lenders.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this annual report on Form 10-K for information about our equity compensation plans which is incorporated by reference herein.

Performance Graph

Not applicable.

Unregistered Sales of Equity Securities

From January 1, 2019 through December 31, 2019, we issued and sold the equity securities described below.

1. In March 2019, we issued 1,491,072 shares of common stock to Frazier Life Sciences IX, L.P., or FLS IX, at a purchase price of $0.0002958 per share pursuant to a stock purchase agreement.

2. In March 2019, we issued 1,743,072 shares of our restricted common stock to certain of our founders at a purchase price of $0.0002958 per share pursuant to restricted stock purchase agreements.

3. From April 2019 to May 2019, we issued 781,780 shares of our restricted common stock to certain of our employees and consultants at a purchase price of $0.0002958 per share pursuant to restricted stock purchase agreements.

4. In May 2019, we granted 16,260 shares of our restricted common stock under our existing 2019 equity incentive plan to a consultant in connection with services provided to us by such person.

5. In May 2019, we issued 1,084,000 shares of common stock to Takeda pursuant to a stock issuance agreement and a warrant to purchase 7,588,000 shares of our common stock with an exercise price of $0.00004613 per share as partial consideration for the Takeda License.

US-DOCS\113023198.3	102

6. In May 2019, we issued convertible promissory notes in an aggregate principal amount of $90.3 million to FLS IX and other investors pursuant to a note purchase agreement.  The notes automatically converted into an aggregate of 6,107,918 shares of our common stock immediately prior to the closing of our initial public offering.

7. In May 2019, we issued warrants to purchase 16,446 shares of common stock to Silicon Valley Bank and WestRiver Innovation Lending Fund VIII, L.P. at an exercise price of $15.20 per share.

8. In August 2019, we granted stock options to purchase an aggregate of 906,224 shares of our common stock at a price of $6.95 per share, to certain of our employees and directors in connection with services provided to us by such persons.

9. In September 2019, we granted stock options to purchase an aggregate of 494,304 shares of our common stock at a price of $13.04 per share, to certain of our employees and directors in connection with services provided to us by such persons.

The securities described in paragraphs (1) and (5) through (7) above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All holders of securities described above represented to us in connection with their purchase or issuance that they were accredited investors and were acquiring the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The holders received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

The restricted common stock, stock options and the common stock issuable upon the exercise of such options as described in paragraph (2), (3), (4), (8) and (9) above were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All of the foregoing securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer. No underwriters were involved in the foregoing sales of securities.

Use of Proceeds

On October 24, 2019, our registration statement on Form S-1 (File No. 333-234020) was declared effective by the SEC for our initial public offering. At the closing of the offering on October 29, 2019, we sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares, at an initial public offering price of $19.00 per share and received gross proceeds of $209.0 million, which resulted in net proceeds to us of approximately $191.5 million, after deducting underwriting discounts and commissions of approximately $14.6 million and offering-related transaction costs of approximately $2.9 million. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Goldman Sachs & Co. LLC, Jefferies LLC and Evercore Group L.L.C. acted as joint book-running managers for the offering.

There has been no change in our planned use of proceeds from our initial public offering contained in our quarterly report on Form 10-Q for the quarter ended September 30, 2019.

US-DOCS\113023198.3	103

Issuer Repurchases of Equity Securities

The following table summarizes the repurchases of our common stock during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 – October 31, 2019	—	—	—	—
November 1, 2019 – November 30, 2019	17,560	$0.0003	—	—
December 1, 2019 – December 31, 2019	—	—	—	—
Total	17,560	$0.0003	—	—

(1)	In November 2019, we repurchased 17,560 shares of our common stock at the original purchase price of the shares for an aggregate purchase price of $5.20.

Item 6.Selected Financial Data

The following tables set forth our selected financial data as of, and for the periods ended on, the dates indicated. We have derived the statement of operations data from our audited financial statements included elsewhere in this annual report. You should read this data together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Our historical results for any prior period are not indicative of our future results.

	Years Ended December 31,
(in thousands)	2019	2018
Operating expenses:
Research and development	$20,374	$20
In-process research and development	78,897	—
General and administrative	6,944	1,205
Total operating expenses	106,215	1,225
Loss from operations	(106,215)	(1,225)
Other income (expense):
Interest income	1,089	—
Interest expense	(4,177)	(13)
Change in fair value of warrant liabilities	(96,272)	—
Change in fair value of convertible promissory notes	(49,546)	(50)
Other income (expense)	(10)	—
Total other income (expense)	(148,916)	(63)
Net loss	$(255,131)	$(1,288)
Net loss per share, basic and diluted (1)	$(22.45)	$(0.21)
Weighted-average shares of common stock outstanding, basic and diluted	11,366,916	6,051,675

(1)

See Note 1 "Organization, Basis of Presentation and Summary of Significant Accounting Policies" to our financial statements included in Item 15 of this annual report for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

US-DOCS\113023198.3	104

	As of December 31,
(in thousands)	2019	2018
Balance Sheets Data
Cash and cash equivalents	$243,765	$879
Working capital (1)	251,853	(1,286)
Total assets	257,178	902
Total liabilities	29,223	2,188
Common stock	2	—
Accumulated deficit	(256,419)	(1,288)
Total stockholders' equity (deficit)	227,955	(1,286)

(1)

We define working capital as current assets less current liabilities. See our financial statements included in Item 15 of this annual report for further details regarding our current assets and current liabilities.

US-DOCS\113023198.3	105

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this annual report. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this annual report.

Overview

We are a late clinical-stage biopharmaceutical company focused on developing and commercializing novel treatments for GI diseases. Our initial product candidate, vonoprazan, is an oral small molecule P-CAB. P-CABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan has shown rapid, potent, and durable anti-secretory effects and has demonstrated clinical benefits over the current standard of care as a single agent in the treatment of GERD, and in combination with antibiotics for the treatment of H. pylori infection. Takeda developed vonoprazan and has received marketing approval in thirteen countries in Asia and Latin America. Vonoprazan generated over $500 million in net sales in its fourth full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda. We initiated two pivotal Phase 3 clinical trials in the fourth quarter of 2019 for vonoprazan: one for the treatment of erosive GERD, also known as erosive esophagitis, and a second for the treatment of H. pylori infection. We believe that the successful completion of our Phase 3 clinical trials, together with the existing clinical data, will support regulatory submissions in 2021 and 2022 for marketing approval for the treatment of H. pylori infection and erosive esophagitis, respectively. We have received QIDP and Fast Track designations from the FDA, for vonoprazan in combination with certain antibiotics for the treatment of H. pylori infection. QIDP designation also provides potential eligibility for priority review and extension of any regulatory exclusivity awarded if approved.  If approved, we plan to independently commercialize vonoprazan in the United States. We also plan to seek commercial partnerships for vonoprazan in Europe and Canada, expand development of vonoprazan across indications, dosing regimens and alternative formulations and packaging, and in-license or acquire additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, preparing for our planned Phase 3 clinical trials of vonoprazan, and providing other general and administrative support for these operations. Our operations to date have been funded primarily through the issuance of convertible promissory notes, commercial bank debt and the proceeds from our initial public offering. From our inception through December 31, 2019, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes, $25.0 million of commercial bank debt and net proceeds from our initial public offering of $191.5 million from the sale of 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share, after deducting underwriting discounts, commissions and offering costs. As of December 31, 2019, we had cash and cash equivalents of $243.8 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through at least the next 24 months.

US-DOCS\113023198.3	106

We do not have any products approved for sale and have incurred net losses since our inception. Our net losses for the years ended December 31, 2019 and 2018 were $255.1 million and $1.3 million, respectively. Our net losses for the year ended December 31, 2019 included non-cash charges related to the change in fair value of warrant liabilities of $96.3 million, the change in fair value of convertible promissory notes of $49.5 million, the issuance to Takeda of 1,084,000 shares of our common stock at a fair value of $5.9 million and the issuance of the Takeda Warrant at an initial fair value of $47.9 million.  As of December 31, 2019, we had an accumulated deficit of $256.4 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance vonoprazan through clinical trials, seek regulatory approval for vonoprazan, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for vonoprazan, protect our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

We have never generated any revenue and do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for vonoprazan, which will not be for several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of vonoprazan, if ever, we expect to finance our cash needs through equity offerings, our Loan Agreement, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

License Agreement with Takeda

On May 7, 2019, we and Takeda entered into the Takeda License, pursuant to which we in-licensed the U.S., European, and Canadian rights to vonoprazan. During the term of the Takeda License, we and our affiliates are not permitted to commercialize any pharmaceutical product, other than vonoprazan, that treats acid-related disorders, except for certain generic and OTC competing products in specified circumstances. We will be responsible at our cost for the development, manufacture and commercialization of vonoprazan products. We are required to use commercially reasonable efforts to develop and commercialize the vonoprazan products in our licensed territory.

Under the Takeda License, Takeda has the sole right and authority, with our input, to prepare, file, prosecute, and maintain all Takeda and joint patents on a worldwide basis at its own cost. We are responsible, at our cost, for preparing, filing, prosecuting, and maintaining patents on inventions made solely by us in connection with vonoprazan, subject to input from Takeda.

US-DOCS\113023198.3	107

We paid Takeda upfront consideration consisting of a cash fee of $25.0 million, 1,084,000 shares of our common stock, the Takeda Warrant to purchase 7,588,000 shares of our common stock at an exercise price of $0.00004613 per share, and issued Takeda a right to receive an additional common stock warrant, or the Takeda Warrant Right, if Takeda’s fully-diluted ownership of the Company represented less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately prior to the closing of our IPO.  The Takeda Warrant Right expired upon completion of our IPO, and no additional warrant was issued. We agreed to make milestone payments to Takeda upon achieving certain tiered aggregate annual net sales of licensed products in the United States, Europe and Canada up to a total maximum milestone amount of $250.0 million. We also agreed to make tiered royalty payments at percentages in the very low to mid double digits on net sales of licensed products, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 15 years following first commercial sale in such country.

Components of Results of Operations

Operating Expenses

Research and Development

To date, our research and development expenses have related to the development of vonoprazan. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

Research and development expenses include:

•	salaries, payroll taxes, employee benefits, and stock-based compensation charges for those individuals involved in research and development efforts;
•	external research and development expenses incurred under agreements with CROs, and consultants to conduct and support our ongoing clinical trials of vonoprazan; and
•	costs related to the manufacturing of vonoprazan for our clinical trials.

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

Our future clinical development costs may vary significantly based on factors such as:

•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;

US-DOCS\113023198.3	108

•	the number of patients that participate in the trials;
•	the number of doses evaluated in the trials;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidate.

In-Process Research and Development

In-process research and development expenses relate to the Takeda License, and include the $78.9 million purchase price of the acquired research and development assets. The purchase price of the Takeda License consisted of the following: (i) $25.0 million in cash; (ii) issuance to Takeda of 1,084,000 shares of our common stock at a fair value of $5.9 million; (iii) issuance of the Takeda Warrant at an initial fair value of $47.9 million; (iv) issuance of the Takeda Warrant Right, with a nominal initial fair value due to the low probability of issuance; and (v) $0.1 million of transaction costs incurred by us. The fair value of the Takeda Warrant and Takeda Warrant Right were determined using the methodologies described below under “Change in Fair Value of Warrant Liabilities.”

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

Interest Expense

Interest expense consists of (i) interest on our convertible promissory notes at per annum interest rates ranging from 1.68% to 6.00% and (ii) interest on our outstanding commercial bank debt at a floating per annum interest rate which was 7.25% as of December 31, 2019, and amortization of the commercial bank debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred and the obligation to make a final payment fee.

US-DOCS\113023198.3	109

Change in Fair Value of Warrant Liabilities

In connection with the Takeda License, we issued the Takeda Warrant and Takeda Warrant Right, or together the Takeda Warrants. Prior to increasing the number of authorized shares of our common stock in October 2019, the Takeda Warrants are accounted for as liabilities as they did not meet all the conditions for equity classification due to (i) insufficient authorized shares for the Takeda Warrant and (ii) the Takeda Warrant Right not being indexed to our own stock. We adjusted the carrying value of the Takeda Warrants to their estimated fair value at each reporting date, with any change in fair value of the warrant liabilities recorded as an increase or decrease to change in fair value of warrant liabilities in the combined statements of operations.

The fair value of the Takeda Warrants was derived from the model used to estimate the fair value of our common stock prior to our IPO. On October 11, 2019, we increased our authorized shares of common stock to 50,000,000, and as a result, there were sufficient authorized shares of common stock for us to settle the Takeda Warrant.  As such, we recorded an adjustment to the fair value of the Takeda Warrant as of October 11, 2019, and reclassified the balance from warrant liabilities to additional paid-in capital. Additionally, upon closing of the IPO, the Takeda Warrant Right expired without effect since no fair value had been allocated to it.

In connection with the entry into the Loan Agreement, we issued the lenders warrants to purchase our capital stock, or the Lender Warrants. The Lender Warrants are accounted for as liabilities as they contain a holder put right under which the lenders could require us to pay cash in exchange for the warrants. We adjust the carrying value of the Lender Warrants to their estimated fair value at each reporting date, with any change in fair value of the warrant liabilities recorded as an increase or decrease to change in fair value of warrant liabilities in the combined statements of operations. Prior to our IPO, the fair value of the Lender Warrants was estimated using a probability-weighted model considering IPO and non-IPO scenarios. The IPO scenarios utilized a binomial lattice model to estimate a distribution of total equity values as of a projected IPO date. The non-IPO scenario utilized the repurchase price associated with the warrant put right discounted to present value based on venture capital rates of return and the term associated with the put right. Subsequent to our IPO, the Lender Warrants are accounted for at fair value using the Black-Scholes option-pricing model with an expected term equal to the remaining contractual term of the warrants. The Lender Warrants will continue to be accounted for as liabilities adjusted to fair value at each reporting date, until the lender put right expires.

Change in Fair Value of Convertible Promissory Notes

We issued convertible promissory notes in 2018 and 2019 for which we elected the fair value option. We adjust the carrying value of our convertible promissory notes to their estimated fair value at each reporting date, with any change in fair value of the convertible promissory notes recorded as an increase or decrease to change in fair value of convertible promissory notes in our combined statements of operations.

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

The notes issued in May 2019 and related accrued interest thereon were converted into 6,107,918 shares immediately prior to the completion of the IPO.

US-DOCS\113023198.3	110

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018	Change
Operating expenses:
Research and development	$20,374	$20	$20,354
In-process research and development	78,897	—	78,897
General and administrative	6,944	1,205	5,739
Total operating expenses	106,215	1,225	104,990
Loss from operations	(106,215)	(1,225)	(104,990)
Other income (expense):
Interest income	1,089	—	1,089
Interest expense	(4,177)	(13)	(4,164)
Change in fair value of warrant liabilities	(96,272)	—	(96,272)
Change in fair value of convertible promissory notes	(49,546)	(50)	(49,496)
Other income (expense)	(10)	—	(10)
Total other income (expense)	(148,916)	(63)	(148,853)
Net loss	$(255,131)	$(1,288)	$(253,843)

Research and Development Expenses. The $20.4 million of research and development expenses for the year ended December 31, 2019 consisted of $16.0 million of expenses for the clinical development of vonoprazan, $2.3 million of personnel-related expenses, $1.7 million of consulting expenses, and $0.4 million of expenses related to regulatory requirements. We had minimal research and development expenses for the year ended December 31, 2018 as we had not yet entered into the Takeda License.

In-Process Research and Development Expenses. The $78.9 million of in-process research and development expenses for the year ended December 31, 2019 consisted of the purchase price for the research and development assets we acquired as part of the Takeda License.  The purchase price of the Takeda License consisted of the following: (i) $25.0 million in cash; (ii) issuance to Takeda of 1,084,000 shares of our common stock at a fair value of $5.9 million as of the date of issuance; (iii) issuance of the Takeda Warrant at an initial fair value of $47.9 million; (iv) issuance of the Takeda Warrant Right, with a nominal initial fair value due to the low probability of issuance; and (v) $0.1 million of transaction costs incurred by us. We had no in-process research and development expenses for the year ended December 31, 2018.

General and Administrative Expenses. General and administrative expenses were $6.9 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively. The increase of $5.7 million was due to increases of $1.8 million in personnel-related expenses, $1.3 million in professional services expenses for accounting, audit, tax, valuation and other services, $0.9 million in legal fees related to corporate and intellectual property matters, $0.8 million of insurance premiums related to general operating matters, $0.2 million of consulting expenses, and $0.7 million of other operating expenses.

Other Income (Expense). Other expense of $148.9 million for the year ended December 31, 2019 consisted of $96.3 million of other expense related to the increase in the fair value of warrant liabilities, $49.5 million of other expense related to the increase in the fair value of our convertible promissory notes, $2.6 million of interest expense on our then outstanding convertible promissory notes, $1.6 million of interest expense on outstanding commercial bank debt, partially offset by $1.1 million of interest income. Other expense of $63,000 for the year ended December 31, 2018 consisted of $13,000 of interest expense on our outstanding convertible promissory notes and $50,000 of other expense related to the increase in fair value of those convertible promissory notes.

US-DOCS\113023198.3	111

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2019, we had cash and cash equivalents of $243.8 million.

Commercial Bank Debt

On May 14, 2019, we entered into the Loan Agreement with SVB, as administrative and collateral agent, and lenders SVB and WestRiver Innovation Lending Fund VIII, L.P.. We borrowed $25.0 million, or Term Loan A, at the inception of the Loan Agreement and had the right to borrow an additional $25.0 million, or Term Loan B, which we collectively refer to as the Term Loans. Term Loan B was available through March 31, 2020, provided that (i) we have received at least $150.0 million of net cash proceeds in connection with the issuance and sale, subsequent to April 1, 2019, of our equity securities and subordinated debt, (ii) we had initiated Phase 3 clinical trials for vonoprazan, and (iii) no event of default has occurred. As of December 31, 2019, we had outstanding principal on the Term Loans of $25.0 million and accrued interest of $0.2 million. In March 2020, we borrowed the additional $25.0 million available under Term Loan B.

The Term Loans bear interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% (6.5% at December 31, 2019) or 7.25%. The monthly payments consist of interest-only through May 31, 2021 or, in the event of positive data with respect to our Phase 3 clinical trials in both indications for vonoprazan sufficient to file a NDA, with the FDA, through May 31, 2022. On March 11, 2020, we amended the Loan Agreement to potentially extend the interest-only payment period. Pursuant to the amendment to the Loan Agreement, the interest-only payment period, which ends on May 31, 2021, will be extended either (i) until December 31, 2021, if we receive positive data from our Phase 3 clinical trial in H. pylori infection sufficient to file an NDA with the FDA; or (ii) until November 30, 2022, if we receive positive data from our Phase 3 clinical trials in both indications for vonoprazan sufficient to file an NDA with the FDA; provided, in each case, that we had drawn down Term Loan B. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024. In addition, we are obligated to pay a final payment fee of 8.25% of the original principal amount of the Term Loans. We may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.0% of the then outstanding principal balance and payment of a pro rata portion of the final payment fee. After repayment, no Term Loan amounts may be borrowed again. The borrowings under the Loan Agreement are collateralized by substantially all of our assets, excluding intellectual property and certain other assets. We have agreed not to encumber our intellectual property assets without SVB’s prior written consent unless a security interest in the underlying intellectual property is necessary to have a security interest in the accounts and proceeds that are part of the assets securing the Term Loans, in which case our intellectual property will automatically be included within the assets securing the Term Loans.

The Loan Agreement contains certain customary affirmative and negative covenants and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding our operating accounts. The negative covenants include, among others, limitations on our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by us would begin to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB, as collateral agent. As of December 31, 2019, we were in compliance with all applicable covenants under the Loan Agreement.

In connection with the Loan Agreement, we issued the Lender Warrants, which became exercisable when we borrowed Term Loan B in March 2020. The Lender Warrants are exercisable for 16,446 shares of common stock. The Lender Warrants expire ten years from the date of issuance. The Lender Warrants included a put option pursuant to which, in the event that we did not draw down Term Loan B on or before March 31, 2020, the warrant holders could have required us to repurchase the warrants for a total aggregate repurchase price of $0.5 million. The put right expired when we drew down Term Loan B in March 2020.

US-DOCS\113023198.3	112

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

On May 7, 2019, we entered into a note purchase agreement under which we issued an aggregate of $90.3 million of unsecured convertible promissory notes, or the May 2019 Notes, resulting in gross proceeds to us of $87.8 million in cash and $2.4 million related to the exchange of the Frazier Notes. Including the conversion of the Frazier Notes, Frazier purchased $20.0 million of the May 2019 Notes. The May 2019 Notes bear interest at a rate of 6% per annum and are subordinated to borrowings under our Loan Agreement. The May 2019 Notes were payable upon demand of the holders of at least 60% of the outstanding principal amount of the May 2019 Notes, including Frazier, on May 7, 2020, or the Maturity Date, and were due and payable on May 7, 2022, subject to earlier conversion or repayment in the event we completed certain equity financings or a change of control. The note purchase agreement included certain customary covenants and events of default. Immediately prior to the completion of our IPO on October 29, 2019, the May 2019 Notes automatically converted into 6,107,918 shares of common stock, representing the outstanding principal and interest of the May 2019 notes at the date of automatic conversion.

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through at least the next 24 months. We expect our current cash and cash equivalents will allow us to complete our ongoing Phase 3 clinical trials of vonoprazan in the treatment of erosive esophagitis and H. pylori infection. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•

the initiation, type, number, scope, results, costs and timing of, our clinical trials of vonoprazan, and preclinical studies or clinical trials of other potential product candidates we may choose to pursue in the future, including feedback received from regulatory authorities;

•	delays and cost increases as a result of the COVID-19 outbreak;
•	the costs and timing of manufacturing for vonoprazan or any future product candidates, including commercial scale manufacturing if any product candidate is approved;
•	the costs, timing and outcome of regulatory review of vonoprazan or any future product candidates;
•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development personnel;
•	the timing and amount of the milestone or other payments we must make to Takeda and any future licensors;
•	the costs and timing of establishing or securing sales and marketing capabilities for vonoprazan or any future product candidate;

US-DOCS\113023198.3	113

•	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•	costs associated with any products or technologies that we may in-license or acquire.

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

Including our existing cash and cash equivalents we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the combined financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2019	2018	$ Change
Net cash provided by (used in):
Operating activities	$(36,510)	$(1,023)	$(35,487)
Investing activities	(25,250)	—	(25,250)
Financing activities	304,646	1,902	302,744
Net increase (decrease) in cash	$242,886	$879	$242,007

Operating Activities

Net cash used in operating activities was approximately $36.5 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively. The net cash used in operating activities for the year ended December 31, 2019 was due to approximately $27.0 million spent on recently commenced research and development activities and ongoing general and administrative activities as well as a $9.5 million net change in operating assets and liabilities. The net change in operating assets and liabilities related to a $0.2 million increase in accrued interest on our commercial bank debt, $0.1 million increase for changes related to our operating right-of-use asset and lease liabilities and a $2.2 million increase in accounts payable and accrued expenses in support of the growth in our operating activities, partially offset by a $11.8 million increase in prepaid clinical activities and $0.2 million increase in other long-term assets. The net cash used in operating activities the year ended December 31, 2018 was primarily due to approximately $1.2 million spent on general and administrative activities.

US-DOCS\113023198.3	114

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was primarily due to the cash we paid, including transaction costs, to acquire the Takeda License. We had no investing activities for the year ended December 31, 2018.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $304.6 million, due to $191.5 million of net proceeds from our IPO, $88.3 million of net proceeds from our issuance of convertible promissory notes, and $24.8 million of net proceeds from our commercial bank debt. Net cash provided by financing activities for the year ended December 31, 2018 was due to proceeds from our issuance of convertible promissory notes.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt, including interest and final payment fee (1)	$32,504	$1,843	$16,142	$14,519	$—
Minimum operating lease payments	$960	166	347	367	80
Total	$33,464	$2,009	$16,489	$14,886	$80

(1) Our outstanding long-term debt bears interest at a variable rate. The interest amounts included herein are based on the interest rate in effect as of December 31, 2019.

Under the Takeda License, we have milestone payment obligations that are contingent upon the achievement of specified levels of product sales and are required to make certain royalty payments in connection with the sale of products developed under the agreement. As of December 31, 2019, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our combined financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our combined financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our combined financial statements and accompanying notes. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our combined financial statements, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

US-DOCS\113023198.3	115

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

Leases

At the inception of any contractual arrangements we may enter into, we determine whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, we record the associated lease liability and corresponding right-of-use asset upon commencement of the lease using either the implicit rate or a discount rate based on our credit-adjusted secured borrowing rate commensurate with the term of the lease. Additionally, we evaluate leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease.  We assess if a lease is accounted for as a finance lease if it meets one of the following five criteria: the lease has a purchase option that is reasonably certain of being exercised, the present value of the future cash flows is substantially all of the fair market value of the underlying asset, the lease term is for a significant portion of the remaining economic life of the underlying asset, the title to the underlying asset transfers at

US-DOCS\113023198.3	116

the end of the lease term, or if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term.  We account for leases that do not meet the finance lease criteria as operating leases, representing our right to use an underlying asset for the lease term. We also recognize operating lease liabilities as our obligation to make lease payments arising from the lease. We recognize operating lease liabilities with a term greater than one year and their corresponding right-of-use assets on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. As needed, we make certain adjustments to the right-of-use asset for items such as initial direct costs paid or incentives received. Because our leases do not typically provide an implicit rate, we utilize the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. We recognize lease costs on a straight-line basis over the lease term and variable lease payments as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space we lease.

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis with forfeitures recognized as they occur. Through December 31, 2019, our stock-based compensation expense consisted of our issuance of restricted stock awards, for which the fair value is determined based on the fair value of the underlying common stock and stock options. As of December 31, 2019, unrecognized stock-based compensation expense was $6.8 million, which is expected to be recognized over a weighted-average period of approximately 3.75 years.

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

Recent Accounting Pronouncements

The information required by this item is included in Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies included in Item 15 of this annual report.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

US-DOCS\113023198.3	117

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.Financial Statements and Supplementary Data

The financial statements required pursuant to this item are incorporated by reference herein from the applicable information included in Item 15 of this annual report and are presented beginning on page F-1.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

US-DOCS\113023198.3	118

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

US-DOCS\113023198.3	119

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, under the headings “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.phathompharma.com. The Code of Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11.Executive Compensation

The information required by this item will be set forth in the section headed “Executive Compensation and Other Information” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive Compensation” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the section headed “Certain Relationships and Related Person Transactions,” “Board Independence” and “Committees of the Board of Directors” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The information required by this item will be set forth in the section headed “Independent Registered Public Accountants’ Fees” in our Definitive Proxy Statement and is incorporated herein by reference.

US-DOCS\113023198.3	120

PART IV

Item 15.Exhibits, Financial Statement Schedules

1.	All financial statements.

The financial statements of Phathom Pharmaceuticals, Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm, are included in this annual report on Form 10-K beginning on page F-1.

2.	Financial statement schedules.

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.	Exhibits

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this annual report on Form 10-K and is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

US-DOCS\113023198.3	121

Phathom Pharmaceuticals, Inc.

US-DOCS\113023198.3	F-1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Phathom Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying combined balance sheets of Phathom Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related combined statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the "combined financial statements"). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019

San Diego, California

March 19, 2020

US-DOCS\113023198.3	F-2

PHATHOM PHARMACEUTICALS, INC.

Combined Balance Sheets

(in thousands, except share and par value amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$243,765	$879
Prepaid expenses and other current assets (including related party amounts of $0 and $19, respectively)	11,836	23
Total current assets	255,601	902
Property, plant and equipment, net	463	—
Operating lease right-of-use assets	933	—
Other long-term assets	181	—
Total assets	$257,178	$902

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $200 and $45, respectively)	$699	$55
Accrued expenses (including related party amounts of $308 and $2, respectively)	2,319	170
Accrued interest (including related party amounts of $0 and $13, respectively)	156	13
Convertible promissory notes payable at fair value (including related party amounts of $0 and $1,950, respectively)	—	1,950
Operating lease liabilities, current	161	—
Warrant liabilities	413	—
Total current liabilities	3,748	2,188

Long-term debt, net of discount	22,777	—
Operating lease liabilities	635	—
Other long-term liabilities	2,063	—
Total liabilities	29,223	2,188

Commitments and contingencies (Note 4)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; authorized shares —400,000,000 at December 31, 2019; issued shares— 28,964,506 at December 31, 2019; outstanding shares— 24,728,258 at December 31, 2019;	2	—
Additional paid-in capital	484,372	2
Accumulated deficit	(256,419)	(1,288)
Total stockholders’ equity (deficit)	227,955	(1,286)
Total liabilities and stockholders’ equity	$257,178	$902

See accompanying notes.

US-DOCS\113023198.3	F-3

PHATHOM PHARMACEUTICALS, INC.

Combined Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018
Operating expenses:
Research and development (includes related party amounts of $1,243 and $0, respectively)	$20,374	$20
In-process research and development	78,897	—
General and administrative (includes related party amounts of $312 and $321, respectively)	6,944	1,205
Total operating expenses	106,215	1,225

Loss from operations	(106,215)	(1,225)

Other income (expense):
Interest income	1,089	—
Interest expense (includes related party amounts of $(590) and $(13), respectively)	(4,177)	(13)
Change in fair value of warrant liabilities (includes related party amounts of ($96,278) and ($0), respectively)	(96,272)	—
Change in fair value of convertible promissory notes (includes related party amounts of ($10,941) and ($50), respectively)	(49,546)	(50)
Other income (expense)	(10)	—
Total other income (expense)	(148,916)	(63)
Net loss	$(255,131)	$(1,288)
Net loss per share, basic and diluted	$(22.45)	$(0.21)
Weighted-average shares of common stock outstanding, basic and diluted	11,366,916	6,051,675

See accompanying notes

US-DOCS\113023198.3	F-4

PHATHOM PHARMACEUTICALS, INC.

Combined Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	—	$—	$—	$—	$—
Issuance of common stock to founders	—	—	2	—	2
Net loss	—	—	—	(1,288)	(1,288)
Balance at December 31, 2018	—	$—	$2	$(1,288)	$(1,286)
Merger of entities under common control into the Company	6,760,334	—	—	—	—
Vesting restrictions placed on previously issued and outstanding common stock	(3,373,408)	—	—	—	—
Issuance of common stock	1,491,072	—	—	—	—
Issuance of common stock in connection with license agreement	1,084,000	—	5,885	—	5,885
Conversion of Takeda warrant liability into equity	—	—	144,172	—	144,172
Issuance of common stock in connection with initial public offering (IPO), net of issuance costs	10,997,630	1	191,471	—	191,472
Conversion of May 2019 Notes and accrued interest into common shares	6,107,918	1	142,436	—	142,437
Vesting of restricted shares	1,660,712	—	—	—	—
Stock-based compensation	—	—	406	—	406
Net loss	—	—	—	(255,131)	(255,131)
Balance at December 31, 2019	24,728,258	$2	$484,372	$(256,419)	$227,955

See accompanying notes

US-DOCS\113023198.3	F-5

PHATHOM PHARMACEUTICALS, INC.

Combined Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(255,131)	$(1,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	—
Stock-based compensation	406	—
Amortization of debt discount	409	—
Acquired in-process research and development	78,897	—
Non-cash interest expense (includes related party amounts of $590 and 0, respectively)	2,605	—
Change in fair value of warrant liabilities (includes related party amounts of $96,278 and $0, respectively)	96,272	—
Change in fair value of convertible promissory notes (includes related party amounts of $10,941 and $50, respectively)	49,546	50
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes related party amounts of $19, and $(19), respectively)	(11,813)	(23)
Accounts payable and accrued expenses (includes related party amounts of $460, and $47, respectively)	2,265	225
Accrued interest (includes related party amounts of $0 and $13, respectively)	156	13
Operating right-of-use asset and lease liabilities	51	—
Other long-term assets	(181)	—
Net cash used in operating activities	(36,510)	(1,023)

Cash flows from investing activities
Cash paid for purchased in-process research and development	(25,118)	—
Cash paid for property, plant and equipment	(132)	—
Net cash used in investing activities	(25,250)	—

Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	191,472	—
Proceeds from issuance of common stock	—	2
Proceeds from issuance of convertible promissory notes	88,324	1,900
Net proceeds from issuance of long-term debt	24,850	—
Net cash provided by financing activities	304,646	1,902
Net increase in cash and cash equivalents	242,886	879
Cash and cash equivalents – beginning of period	879	—
Cash and cash equivalents – end of period	$243,765	$879

Supplemental disclosure of cash flow information
Interest paid	$1,007	$—
Supplemental disclosure of noncash investing and financing activities
Exchange of accrued interest for convertible promissory notes	$27	$—
Issuance of Takeda Warrants in connection with Takeda License	$47,894	$—
Issuance of common stock in connection with Takeda License	$5,885	$—
Issuance of common stock warrants in connection with long-term debt	$419	$—
Property and equipment purchases included in accounts payable and accrued liabilities	$339	$—
Final interest payment fee	$2,063	$—
Operating lease liabilities arising from obtaining right-of-use assets	$796	$—
Conversion of Takeda Warrants into Equity	$144,172	$—
Conversion of convertible promissory notes and accrued interest into common shares	$142,437	$—

See accompanying notes.

US-DOCS\113023198.3	F-6

PHATHOM PHARMACEUTICALS, INC

Notes to Combined Financial Statements

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

On October 29, 2019, the Company completed its initial public offering (the “IPO”) and issued 10,997,630 shares of common stock for net proceeds of approximately $191.5 million.

Stock Split and Conversion

During 2018, without consideration of the forward stock split described immediately below, both the Company and YamadaCo issued 1,000 shares of common stock at a purchase price of $1.00 per share and had no other capital transactions prior to the Merger. Immediately prior to the Merger, the Company effected a 1,559.1183-for-1 forward stock split for each outstanding share of its common stock and, effective upon the closing of the Merger, each issued and outstanding share of YamadaCo was converted into 1,559.1183 shares of the Company’s common stock. Upon completion of the Merger, the Company had 6,760,334 shares of common stock outstanding, with the prior stockholders of each YamadaCo and Phathom holding an equal number of shares. The accompanying combined financial statements and notes to the combined financial statements give retroactive effect to the forward stock split and conversion for all periods presented.

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

Basis of Presentation

The Company’s combined financial statements are prepared in accordance with U.S. generally accepted accounting principles. The accompanying combined financial statements include the accounts of the Company (the receiving entity) and YamadaCo, prior to the Merger. The Company and YamadaCo were entities under the common control of Frazier Life Sciences IX, L.P. (“Frazier”) as a result of, among other things, Frazier’s; (i) ownership of a majority of the outstanding capital stock of both companies, (ii) financing of both companies, (iii) control of the board of directors of both companies, and (iv) management of both companies. Both the Company and YamadaCo were formed for the purpose of identifying potential assets around which to form an operating company. As the merged entities were under common control, the combined financial statements report the financial position, results of operations and cash flows of the Company and YamadaCo as though the transfer of net assets and equity interests had occurred at the beginning of 2018. All intercompany accounts and transactions have been eliminated in combination.

US-DOCS\113023198.3	F-7

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

Liquidity and Capital Resources

From inception to December 31, 2019, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial product candidate, vonoprazan, meeting with regulatory authorities, and initiating the Phase 3 clinical trials of vonoprazan. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and commercialization of vonoprazan. From inception to December 31, 2019, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt and the sale of 10,997,630 shares of common stock for net proceeds of approximately $191.5 million in its IPO.

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

As a result of the IPO that closed on October 29, 2019, management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these combined financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

Level 1:	Observable inputs such as quoted prices in active markets.
Level 2:	Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

US-DOCS\113023198.3	F-8

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

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

Liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2018:
Convertible promissory notes	$1,950	$—	$—	$1,950

As of December 31, 2019:
Warrant liabilities	$413	$—	$—	$413
Total	$413	$—	$—	$413

The warrant liabilities consist of an issued and outstanding common stock warrant (the “Takeda Warrant”) and a right to receive an additional common stock warrant (the “Takeda Warrant Right”, and together with the Takeda Warrant, the “Takeda Warrants”) issued to Takeda Pharmaceutical Company Limited (“Takeda”) in connection with a May 2019 license agreement (see Note 4) and warrants (the “Lender Warrants”) issued in connection with a loan and security agreement for commercial bank debt (see Note 7). From inception through October 11, 2019, the date at which the Company increased its authorized shares of common stock available for issuance, the Takeda Warrants were accounted for as liabilities as they did not meet all the conditions for equity classification due to (i) insufficient authorized shares for the Takeda Warrant and (ii) the Takeda Warrant Right not being indexed to the Company’s own stock. The fair value of the Takeda Warrants was derived from the model used to estimate the fair value the Company’s common stock (see Note 8) prior to the IPO. The Company continued to record the Takeda warrants at fair value until October 11, 2019 when the Company’s authorized shares of common stock increased to 50,000,000. The Company reclassified the full balance from warrant liabilities to additional paid-in capital. Additionally, upon the closing of the IPO, the Takeda Warrant Right expired without effect since no fair value had been allocated to it.

The Lender Warrants are accounted for as liabilities as they contain a holder put right under which the lenders could require the Company to pay cash in exchange for the Lender Warrants. Prior to the Company’s IPO, the fair value of the Lender Warrants was estimated using a probability-weighted model considering IPO and non-IPO scenarios. The IPO scenarios utilized a binomial lattice model to estimate a distribution of total equity values as of a projected IPO date. The non-IPO scenario utilized the repurchase price associated with the warrant put right discounted to present value based on venture capital rates of return and the term associated with the put right. Following the Company’s IPO, the fair value of the Lender Warrants was estimated on the date of grant using the Black-Scholes option-pricing model with an expected term equal to the remaining contractual term of the warrants. The Company estimates its expected stock volatility based on the historical volatility of a set of peer companies, which are publicly traded, and expects to continue to do so until it has adequate historical data regarding the volatility of its own publicly-traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. As of December 31, 2019, the fair value of the Lender Warrants was $0.4 million.

US-DOCS\113023198.3	F-9

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

As further described in Note 5, the Company issued convertible promissory notes to Frazier (the “Frazier Notes”) from January 2018 to April 2019 and issued convertible promissory notes in May 2019 (the “May 2019 Notes”) to investors including Frazier. The Company has elected the fair value option for each of its convertible promissory note issuances. The fair value of the Frazier Notes was estimated using a scenario-based analysis that estimated the fair value of the convertible promissory notes based on the probability-weighted present value of expected future investment returns, considering possible outcomes available to the noteholders, including conversions in subsequent equity financings, change of control transactions, settlement and dissolution. The fair value of the May 2019 Notes is estimated using a scenario-based analysis that estimates the fair value of the convertible promissory notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various IPO, settlement, equity financing, corporate transaction and dissolution scenarios. As of December 31, 2018, the fair value of the Frazier Notes was $2.0 million and the Frazier Notes were exchanged for May 2019 Notes in May 2019. The principal and accrued interest of the May 2019 Notes automatically converted into 6,107,918 shares of common stock immediately prior to the completion of the IPO.

The Company adjusts the carrying value of its warrant liabilities and convertible promissory notes to their estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded as change in fair value of warrant liabilities and change in fair value of convertible promissory notes, respectively, in the combined statements of operations.

Liability	At initial valuation date	Fair value method at initial valuation date (and relative weighting)	KEY unobservable inputs	Range	Fair value at conversion date	Conversion Date
Takeda Warrants	$47,894	Financing transactions (40%) Income approach (60%)	Transaction prices per share Estimated time to liquidity Discount rate	$9.33 - $19.00 0.09 - 1.77 years 7.5%	$144,172	October 11, 2019

May 2019 Notes	$90,250	Financing transactions (40%) Income approach (60%)	Estimated time to liquidity Volatility Discount rate	0.09 - 1.77 years 65% 22.6% - 25%	$139,847	October 29, 2019

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Warrant Liabilities	Convertible Promissory Notes
Balance at January 1, 2018	$—	$—
Issuance of convertible promissory notes	—	1,900
Change in fair value	—	50
Balance at December 31, 2018	—	1,950
Issuance of convertible promissory notes	—	90,750
Exchange of convertible promissory notes (Note 5)	—	(2,399)
Issuance of warrants	48,313	—
Change in fair value	96,272	49,546
Reclass Takeda Warrant into equity (Note 4)	(144,172)	—
Conversion of May 2019 Notes into common shares upon IPO (Note 5)	—	(139,847)
Balance at December 31, 2019	$413	$—

US-DOCS\113023198.3	F-10

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

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

Property, Plant, and Equipment, Net

Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. Computer equipment and related software are depreciated over two to three years. Furniture and fixtures are depreciated over three years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through December 31, 2019.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease.  A lease is accounted for as a finance lease if it meets one of the following five criteria: the lease has a purchase option that is reasonably certain of being exercised, the present value of the future cash flows is substantially all of the fair market value of the underlying asset, the lease term is for a significant portion of the remaining economic life of the underlying asset, the title to the underlying asset transfers at the end of the lease term, or if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term.  Leases that do not meet the finance lease criteria are accounted for as an operating lease. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding right-of-use assets are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components.

US-DOCS\113023198.3	F-11

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

Research and Development Expenses and Accruals

All research and development costs are expensed in the period incurred and consist primarily of salaries, payroll taxes, employee benefits, stock-based compensation charges for those individuals involved in research and development efforts, external research and development costs incurred under agreements with contract research organizations and consultants to conduct and support the Company’s ongoing clinical trials of vonoprazan, and costs related to manufacturing vonoprazan for clinical trials.

The Company has entered into various research and development contracts with clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of or after performance are reflected in the accompanying balance sheets as prepaid expenses or accrued liabilities, respectively. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

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

General and Administrative Expenses

General and administrative expenses consist of salaries, stock-based compensation, facilities and third-party expenses. General and administrative expenses are associated with the activities of the executive, finance, accounting, information technology, legal, medical affairs and human resource functions.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis. The Company recognizes forfeitures as they occur.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the statement of operations in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

US-DOCS\113023198.3	F-12

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

The Company records uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

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

Net Loss Per Share

For the years ended December 31, 2019 and 2018, the net loss per share was recast to include in the numerator the net losses of both the Company and YamadaCo and include in the denominator the combined weighted-average outstanding shares of both the Company and YamadaCo. Basic net loss per share is computed by dividing the combined net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company included 7,588,000 shares of common stock under the Takeda Warrant in the calculation of basic weighted-average common shares outstanding from the time it became exercisable at the Company’s IPO because the Takeda Warrant is issuable for little consideration. The Company has excluded weighted-average unvested shares of 3,593,034 from the weighted-average number of common shares outstanding for the year ended December 31, 2019. No shares of common stock were unvested during the year ended December 31, 2018. Diluted net loss per share is computed by dividing the combined net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options, warrants and convertible promissory notes. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Years Ended December 31,
	2019	2018
Warrants	16,446	—
Stock options	1,400,528	—
Shares subject to repurchase	3,593,034	—

US-DOCS\113023198.3	F-13

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. Additionally, certain qualitative and quantitative disclosures will be required in the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. Companies may adopt this guidance using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company adopted this guidance effective January 1, 2018, and at the time of adoption, there was no impact on the Company’s financial statements as the Company did not have any leases at the time of adoption. During 2019, adoption of this standard has resulted in the recognition of operating lease right-of-use assets of $0.9 million and lease liabilities of $0.8 million as of December 31, 2019. The standard did not materially impact the Company’s combined statements of operations or combined statements of cash flows.

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

2. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	Years Ended December 31,
	2019	2018
Computer equipment and software	$152	$—
Furniture and fixtures	306	—
Leasehold improvements	13	—
	471	$—
Less: accumulated depreciation	(8)	—
Total property, plant and equipment, net	$463	$—

Depreciation expense for the year ended December 31, 2019 was approximately $8,000. There was no depreciation expense for the year ended December 31, 2018.  No property, plant or equipment was disposed of during the year ended December 31, 2019.

US-DOCS\113023198.3	F-14

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Years Ended December 31,
	2019	2018
Accrued R&D expenses	$384	$—
Accrued compensation expenses	1,052	76
Accrued professional & consulting expenses	478	94
Accrued other	405	—
Total accrued expenses	$2,319	$170

3. Related Party Transactions

Frazier is a principal stockholder of the Company and is represented on the Company’s board of directors. For the years ended December 31, 2019 and 2018, the Company conducted its operations within office space controlled by Frazier and Frazier allocated a portion of the costs associated with this office to the Company. In addition, Frazier paid for various goods and services, such as employee wages, insurance and expense reimbursements and various administrative services associated with the operations of the Company and charged the Company for those expenses. As of December 31, 2019 and 2018, the Company had outstanding accounts payable and accrued expenses due to Frazier in the amount of $0.1 million and $45,000 respectively, related to these shared operating expenses. For the years ended December 31, 2019 and 2018, the Company incurred $0.4 million and $0.3 million, respectively, of shared operating expenses. In addition to the shared operating expenses, the Company issued convertible promissory notes to Frazier during 2018 and 2019 (see Note 5).

Frazier is a principal stockholder in PCI Pharma Services (“PCI”).  In the third quarter of 2019, the Company engaged PCI for clinical manufacturing services.  As of December 31, 2019, the Company had $0.3 million outstanding accounts payable and accrued expenses related to these manufacturing services.  For the year ended December 31, 2019, the Company incurred $1.1 million of expenses related to services performed by PCI.

Mountain Field LLC (“Mountain Field”) is an entity owned by the chairman of the Company’s board of directors. During the years ended December 31, 2019 and 2018, the Company charged Mountain Field for certain rent and payroll related expenses. These shared expenses were allocated based on usage of the related facilities and time incurred by personnel. As of December 31, 2019, and 2018, the Company had an outstanding accounts receivable balance from Mountain Field of $0 and $19,000, respectively, related to shared operating expenses. For the years ended December 31, 2019 and 2018, the Company charged Mountain Field $0.1 million and $4,000, respectively, for shared expenses.

Takeda became a common stockholder of the Company as of May 7, 2019 in connection with the Takeda License (see Note 4). In conjunction with the Takeda License, Takeda will provide proprietary supplies for the Company’s ongoing clinical development of vonoprazan in addition to the exclusive license for the commercialization of vonoprazan in the United States, Canada and Europe. As of December 31, 2019, the Company had $0.1 million in outstanding accounts payable and accrued expenses related to these supply services. For the year ended December 31, 2019, the Company incurred $0.1 million of expenses related to services performed by Takeda.

US-DOCS\113023198.3	F-15

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

4. Commitments and Contingencies

License Agreement

On May 7, 2019, the Company entered into a license agreement with Takeda pursuant to which it was granted an exclusive license to commercialize vonoprazan in the United States, Canada and Europe (the “Takeda License”). The Company also has the right to sublicense its rights under the agreement, subject to certain conditions. The agreement will remain in effect, on a country-by-country and product-by-product basis, until the later of (i) the expiration of the last to expire valid patent claim covering vonoprazan alone or in combination with at least one other therapeutically active ingredient, (ii) the expiration of the applicable regulatory exclusivity and (iii) 15 years from the date of first commercial sale, unless earlier terminated. The Company may terminate the Takeda License upon six months’ written notice. The Company and Takeda may terminate the Takeda License in the case of the other party’s insolvency or material uncured breach. Takeda may terminate the Takeda License if the Company challenges, or assists in challenging, licensed patents.

In consideration of the Takeda License, the Company (i) paid Takeda $25.0 million in cash, (ii) issued Takeda 1,084,000 shares of its common stock at a fair value of $5.9 million, (iii) issued the Takeda Warrant to purchase 7,588,000 shares of its common stock at an exercise price of $0.00004613 per share at an initial fair value of $47.9 million, and (iv) issued the Takeda Warrant Right to receive an additional common stock warrant should Takeda’s fully-diluted ownership of the Company represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately before the closing of the Company’s IPO, with a nominal initial fair value due to the low probability of issuance. The Takeda Warrant Right expired upon completion of the IPO, and no additional warrant was issued. In addition, the Company is obligated to pay Takeda up to an aggregate of $250.0 million in sales milestones upon the achievement of specified levels of product sales, and a low double-digit royalty rate on aggregate net sales of licensed products, subject to certain adjustments. The Company incurred $0.1 million of transaction costs in connection with the Takeda License. The Takeda Warrant has an exercise price of $0.00004613 per share, expires on May 7, 2029 and becomes exercisable upon (i) certain change of control transactions of the Company or (ii) the consummation of an IPO by the Company. Following the October 11, 2019 increase in the Company’s authorized shares of common stock to 50,000,000, the Company recorded a non-cash charge related to the final fair value adjustment of the Takeda Warrants and reclassified the full balance of $144.2 million from warrant liabilities to additional paid-in capital. Additionally, upon closing of the IPO, the Takeda Warrant Right expired without effect since no fair value had been allocated to it.

The transaction has been accounted for as an asset acquisition as substantially all of the fair value is concentrated in a group of similar assets. The $78.9 million fair value of the consideration paid for these research and development assets, which have no alternative future use, was recorded as in-process research and development in the Company’s combined statement of operations for the year ended December 31, 2019.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

5. Convertible Promissory Notes

Frazier Convertible Note Financing

From January 2018 to April 2019, the Company issued the Frazier Notes for an aggregate of $2.4 million and bearing interest at per annum rates ranging from 1.68% to 2.55%. Of the Frazier Notes, $1.9 million were issued in 2018 and $0.5 million were issued in April 2019. Due to certain embedded features within the Frazier Notes, the Company elected to account for these notes and all their embedded features under the fair value option. The Company recorded changes in the fair value of the Frazier Notes in the combined statements of operations until May 2019, when the Frazier Notes and related accrued interest were exchanged, at their then fair value of $2.4 million, for the May 2019 Notes. For the years ended December 31, 2019 and 2018, the Company recognized $50,000 of other income and $50,000 of other expense, respectively, in the combined statements of operations related to changes in the fair value of the Frazier Notes. For the year ended December 31, 2019 and 2018, the Company recognized $15,000 and $13,000, respectively, of interest expense in connection with the Frazier Notes.

US-DOCS\113023198.3	F-16

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

May 2019 Convertible Note Financing

On May 7, 2019, the Company entered into a note purchase agreement under which it issued the unsecured May 2019 Notes for an aggregate of $90.3 million, resulting in gross proceeds to the Company of $87.8 million in cash and $2.4 million related to the exchange of the Frazier Notes and related accrued interest for the May 2019 Notes. Including the conversion of the Frazier Notes, Frazier purchased $20.0 million of the May 2019 Notes. The May 2019 Notes bore interest at a rate of 6% per annum and were subordinated to borrowings under the Company’s loan and security agreement (see Note 7).

Due to certain embedded features within the May 2019 Notes, the Company elected to account for these notes and all their embedded features under the fair value option. The outstanding principal and accrued interest of the May 2019 Notes automatically converted into 6,107,918 shares of common stock immediately prior to the completion of the IPO on October 29, 2019. In connection with the IPO conversion, the Company recorded a non-cash charge related to the final fair value adjustment of the convertible promissory notes payable in the amount of $44.6 million. For the year ended December 31, 2019, the Company recognized $49.5 million of other expense in the combined statements of operations related to increases in the fair value of the May 2019 Notes. For the year ended December 31, 2019, the Company recognized $2.6 million of interest expense in connection with the May 2019 Notes.

6. Lease Commitments

In August 2019, the Company entered into a 65-month operating lease for 10,043 rentable square feet of office space for offices located in Buffalo Grove, Illinois. The lease contains an option to extend the term for one additional five-year period, which has not been considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such option. The lease commenced in October 2019, the date on which the underlying asset was made available for use to the Company. The Company's lease provides for fixed monthly payments for the term of the lease, with monthly rent increasing approximately 3% every 12 months following the commencement date. The total rent expense for the year ended December 31, 2019 was approximately $51,000.

The following table summarizes supplemental balance sheet information related to leases as of December 31, 2019.  The Company had no leases during the year ended December 31, 2018.

Year Ended December 31,
2019
Assets:
Operating lease right-of-use assets	$933
Total right-of-use assets	933

Liabilities:
Operating lease liabilities, current	161
Operating lease liabilities, non-current	635
Total operating lease liabilities	$796

US-DOCS\113023198.3	F-17

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

As of December 31, 2019, the future minimum annual lease payments under the operating lease were as follows (in thousands):

2020	$166
2021	171
2022	176
2023	181
2024	186
Thereafter	80
Total minimum lease payments	$960

Less: amount representing interest	(164)
Present value of operating lease liabilities	796
Less: operating lease liabilities, current	(161)
Operating lease liabilities	$635

Weighted-average remaining lease term (in years)	5.33
Weighted-average incremental borrowing rate	7.25%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating lease obligations during the year ended December 31, 2019:

December 31, 2019
Total operating lease expense	51

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	796

In December 2019, the Company entered into a 62-month operating lease for 9,420 rentable square feet of office space in Florham Park, New Jersey. The lease contains an option to extend the term for one additional five-year period, which will not be considered in the determination of the right-of-use asset or the lease liability as the Company is not reasonably certain that it would exercise such option. The Company has future minimum lease payment obligations of approximately $1.7 million related to the leased office space. The lease liability and the corresponding right-of-use asset associated with this lease obligation will be recorded upon the commencement of the lease, or the date in which the underlying asset is made available for use to the Company, which had not occurred as of December 31, 2019.

7. Long-Term Debt

Long-term debt consists of the following (in thousands):

December 31, 2019
Long-term debt	$25,000
Unamortized debt discount	(2,223)
Long-term debt, net of debt discount	$22,777

US-DOCS\113023198.3	F-18

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

On May 14, 2019, the Company entered into a loan and security agreement (the “Loan Agreement”, and all amounts borrowed thereunder the “Term Loans”) with Silicon Valley Bank (“SVB”), as administrative and collateral agent, and lenders including SVB and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”). The Company borrowed $25.0 million (“Term Loan A”) at the inception of the Loan Agreement and has the right to borrow an additional $25.0 million (“Term Loan B”). Term Loan B is available through March 31, 2020, provided that (i) the Company has received at least $150.0 million of net cash proceeds in connection with the issuance and sale, subsequent to April 1, 2019, of its equity securities and subordinated debt, (ii) the Company has initiated Phase 3 clinical trials for vonoprazan, and (iii) no event of default has occurred.

The Term Loans bear interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% (6.5% at December 31, 2019) or 7.25%. The monthly payments consist of interest-only through May 31, 2021 or, in the event of positive data with respect to the Company’s Phase 3 clinical trial in both indications for vonoprazan sufficient to file an NDA with the FDA, through May 31, 2022. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024. In addition, the Company is obligated to pay a final payment fee of 8.25% of the original principal amount of the Term Loans. As of December 31, 2019, the final payment fee of $2.1 million has been recorded as an other long-term liability.

The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.0% of the then outstanding principal balance and payment of a pro rata portion of the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

The borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, excluding intellectual property and certain other assets. The Loan Agreement includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding its operating accounts. The negative covenants include, among others, limitations on the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. The Loan Agreement also contains customary events of default, including bankruptcy, the failure to make payments when due, and a material adverse change. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company would begin to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB, as collateral agent. As of December 31, 2019, the Company was in compliance with all applicable covenants under the Loan Agreement.

In connection with the Loan Agreement, the Company issued the Lender Warrants to purchase stock of the Company. The Lender Warrants become exercisable only if the Company borrows Term Loan B, and the number, class and per share price of the shares subject to the warrants is dependent on the terms of certain future equity financing transactions of the Company, including an IPO. Upon completion of the IPO, the Lender Warrants became exercisable for 16,446 shares of common stock. The Lender Warrants expire ten years from the date of issuance, subject to earlier termination on December 31, 2020 if the Company does not draw down Term Loan B on or before March 31, 2020. The Lender Warrants include a put option pursuant to which, in the event that the Company does not draw down Term Loan B on or before March 31, 2020, the warrant holders may require that the Company repurchase the warrants for a total aggregate repurchase price of $0.5 million. The put right is exercisable through September 30, 2020.

The initial $0.4 million fair value of the Lender Warrants, the $2.1 million final payment fee and $0.2 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loans. For the year ended December 31, 2019, the Company recognized $1.6 million of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. As of December 31, 2019, the Company had outstanding Term Loans of $25.0 million and accrued interest of $0.2 million.

US-DOCS\113023198.3	F-19

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

Future minimum principal and interest payments under the Term Loans, including the final payment fee, as of December 31, 2019 are as follows (in thousands):

Year ending December 31:
2020	$1,843
2021	6,609
2022	9,533
2023	8,920
2024	5,599
Total principal and interest payments	32,504
Less interest and final payment fee	(7,504)
Long-term debt	$25,000

8. Stockholders’ Equity

Common Stock

In March 2019, subsequent to the Merger, the Company sold 1,491,072 shares of the Company’s common stock to Frazier.

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending in March 2023. The fair value of the founder shares at the date the repurchase right was granted is being recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of December 31, 2019, 2,055,684 shares of common stock were subject to repurchase by the Company and the associated repurchase liability was not significant. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

In May 2019, the Company issued Takeda 1,084,000 shares of common stock in connection with the Takeda License.

For the period from January 1, 2019 to May 6, 2019, the Company issued 2,524,852 shares of common stock to various employees and consultants of the Company for aggregate proceeds of approximately $1,000. Upon issuance, these shares were subject to a repurchase option by the Company at the original purchase price of the shares. The repurchase rights generally lapse as to 25% of the shares on the first anniversary of the vesting commencement date, and the repurchase right lapses as to 1/48th of the shares each one-month period thereafter, subject to the purchaser remaining continuously an employee, consultant or director of the Company. In November 2019, the Company repurchased 17,560 shares at the original purchase price for an aggregate purchase price of $5.20. As of December 31, 2019, 2,177,861 shares remain available for repurchase by the Company and the associated repurchase liability was not significant.

On October 29, 2019, upon completion of the IPO, the Company sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share. The net proceeds were approximately $191.5 million, after deducting underwriting discounts, commissions and offering costs.

US-DOCS\113023198.3	F-20

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan (the “Existing Incentive Plan”) provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards to eligible recipients, including employees, directors or consultants of the Company. The Company had 2,231,739 shares of common stock authorized for issuance under the Existing Incentive Plan, of which, 1,400,528 stock options and 16,260 restricted stock awards were granted in 2019. As a result of the adoption of the 2019 Equity Incentive Plan, no further shares are available for issuance under the Existing Incentive Plan.

2019 Incentive Award Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. As of December 31, 2019, an aggregate of 2,700,000 shares of the Company’s common stock were available for issuance under awards granted pursuant to the 2019 Plan. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Existing Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Existing Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors.

Employee Stock Purchase Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock is initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors.

A summary of the Company’s unvested shares is as follows:

Balance at January 1, 2019	—
Vesting restrictions placed on previously issued shares	3,373,408
Sale of unvested common stock	2,524,852
Issuance of unvested restricted stock awards	16,260
Unvested common stock repurchased	(17,560)
Share vesting	(1,660,712)
Balance at December 31, 2019	4,236,248

For accounting purposes, unvested shares of common stock are considered issued, but not outstanding until they vest.

US-DOCS\113023198.3	F-21

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

Common stock reserved for future issuance consists of the following:

December 31, 2019
Common stock warrants	7,604,446
Stock options outstanding	1,400,528
Shares available for issuance under the 2019 Incentive Plan	2,700,000
Shares available for issuance under the ESPP Plan	270,000
Balance at December 31, 2019	11,974,974

Stock Options

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company, prior to the IPO on October 29, 2019, was a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees was determined utilizing the “simplified” method for awards. The expected term of stock options granted to non-employees was equal to the contractual term of the option award. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield was zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018
Options granted	1,400,528	$9.10	—	—
Options exercised and shares vested	—	—	—	—
Options cancelled	—	—	—	—
Balance at December 31, 2019	1,400,528	$9.10	9.69	$30,874
Options exercisable as of December 31, 2019	—	—	—	—

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2019 was $5.12.  As of December 31, 2019, the Company had $6.8 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.75 years.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Years Ended December 31,
	2019	2018
Assumptions:
Expected term (in years)	6.07	—
Expected volatility	60.17%	—
Risk free interest rate	1.58%	—
Dividend yield	—	—

US-DOCS\113023198.3	F-22

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the combined statements of operations as follows (in thousands):

	Years Ended December 31,
	2019	2018
Research and development expense	$106	$—
General and administrative expense	300	—
Total	$406	$—

9. Income Taxes

A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows (in thousands):

	Years Ended December 31,
	2019	2018
Income taxes computed at the statutory rate	$(53,578)	$(271)
State income taxes, net of federal benefit	—	—
Permanent items	552	2
Change in fair value of warrants and convertible debt	30,622	12
Research and development credit	(697)	—
Change in valuation allowance	23,046	257
Other	55	—
Provision (benefit) for income taxes	$—	$—

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$6,322	$5
Accruals and reserves	204	16
Intangible assets	16,050	236
Other	921	—
Gross deferred tax assets	23,497	257
Less valuation allowance	(23,301)	(257)
Deferred tax assets, net of valuation allowance	196	—
Deferred tax liabilities:
Other	(196)	—
Net deferred tax assets	$—	$—

Based upon the Company’s history of operating losses, the Company is unable to conclude that it is more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for its deferred tax assets as of December 31, 2019 and 2018.

US-DOCS\113023198.3	F-23

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

As of December 31, 2019 and 2018, the Company had federal net operating loss carryforwards of approximately $30.1 million and $23,000, respectively, which are carried over indefinitely.

As of December 31, 2019, the Company has available federal research and development credits of $0.9 million which begin to expire in 2038.

The Company has not completed a formal analysis of the potential impact of Section 382 on its deferred tax assets as of December 31, 2019. Until this analysis has been completed, the Company has not adjusted any of its deferred tax assets, including net operating losses or research and development credits. The Company will reassess the amount of net operating losses and credits subject to limitation under Section 382 when a study is complete. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the Company’s effective tax rate.

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes that it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcome of examinations by tax authorities in determining the adequacy of its provision for income taxes.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

Year Ended December 31,
2019
Beginning balance	$—
Increases related to current year tax positions	176
Ending balance	$176

US-DOCS\113023198.3	F-24

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

As of December 31, 2019, the Company has gross unrecognized tax benefits of $0.2 million, none of which would affect the effective tax rate due to a full valuation allowance.  The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months.  The Company's policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense.  The Company has no accrual for interest or penalties on its balance sheet at December 31, 2019 and has not recognized interest or penalties in its statement of operations for the year ended December 31, 2019.

The Company is subject to taxation in the United States and California. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception.

10. Quarterly Financial Information (unaudited)

The following table summarizes the unaudited combined financial results of operations for the quarters indicated:

	2019 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Operating expenses:
Research and development	$429	$2,772	$4,469	$12,704
In-process research and development	—	78,897	—	—
General and administrative	797	1,345	1,813	2,989
Total operating expenses	1,226	83,014	6,282	15,693
Loss from operations	(1,226)	(83,014)	(6,282)	(15,693)
Total other income (expense)	(25)	(4,748)	(61,830)	(82,313)
Net loss	$(1,251)	$(87,762)	$(68,112)	$(98,006)
Net loss per share, basic and diluted	$(0.19)	$(13.11)	$(9.30)	$(3.97)
Weighted-average shares of common stock outstanding, basic and diluted	6,585,503	6,694,682	7,326,090	24,706,661

	2018 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Operating expenses:
Research and development	$—	$—	$6	$14
General and administrative	251	255	262	437
Total operating expenses	251	255	268	451
Loss from operations	(251)	(255)	(268)	(451)
Total other income (expense)	(3)	(5)	(22)	(33)
Net loss	$(254)	$(260)	$(290)	$(484)
Net loss per share, basic and diluted	$(0.07)	$(0.04)	$(0.04)	$(0.07)
Weighted-average shares of common stock outstanding, basic and diluted	3,886,328	6,760,334	6,760,334	6,760,334

US-DOCS\113023198.3	F-25

PHATHOM PHARMACEUTICALS, INC.

Notes to Combined Financial Statements — Continued

11. Subsequent Events

In March 2020, the Company entered into the First Amendment (the “Amendment”) to the Loan Agreement which amended certain terms of the Loan Agreement, dated as of May 14, 2019.

The Amendment redefined the events that extend the interest-only period of the Loan Agreement. Pursuant to the Amendment, the interest-only payment period, which ends on May 31, 2021, will be extended either (i) until December 31, 2021, if the Company receives positive data from its Phase 3 clinical trial in H. pylori infection sufficient to file an NDA with the FDA; or (ii) until November 30, 2022, if the Company receives positive data from its Phase 3 clinical trials in both indications for vonoprazan sufficient to file an NDA with the FDA; provided, in each case, that the Company has drawn down Term Loan B.

Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024.

The Company elected to draw the Term Loan B in March 2020 and received the additional $25.0 million of principal. Upon the Term Loan B draw, the Lender Warrants became exercisable and the put option related to the Lender Warrants expired.

US-DOCS\113023198.3	F-26

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-1	9-30-2019	3.1
3.2	Amended and Restated Bylaws.	S-1	9-30-2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	10-15-2019	4.1
4.2	Warrant to purchase shares of common stock issued to Takeda Company Limited, dated May 7, 2019	S-1	9-30-2019	4.2
4.3	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9-30-2019	4.3
4.4	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9-30-2019	4.4
4.5	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10-15-2019	4.5
4.6	Description of Registered Securities				X
10.1#	Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.1
10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.2
10.3#	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.3
10.4#	Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder	S-1/A	10-15-2019	10.4
10.5#	Phathom Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan	S-1/A	10-15-2019	10.5
10.6#	Non-Employee Director Compensation Policy	S-1/A	10-15-2019	10.6
10.7#	Letter Agreement, dated July 21, 2019, by and between David Socks and the Registrant	S-1	9-30-2019	10.7
10.8#	Employment Letter Agreement, dated July 21, 2019, by and between David Socks and the Registrant	S-1	9-30-2019	10.8
10.9#	Amended and Restated Employment Letter Agreement, dated September 25, 2019, by and between Azmi Nabulsi, M.D., M.P.H. and the Registrant	S-1	9-30-2019	10.9
10.10#	Employment Letter Agreement, dated July 23, 2019, by and between Aditya Kohli, Ph.D. and the Registrant	S-1	9-30-2019	10.10
10.11#	Form of Indemnification Agreement for Directors and Officers	S-1	9-30-2019	10.11
10.12†	License Agreement, dated May 7, 2019, by and between Takeda Pharmaceuticals Company Limited and the Registrant	S-1	9-30-2019	10.12
10.13	Loan and Security Agreement, dated May 14, 2019, by and among Silicon Valley Bank, WestRiver Innovation Lending Fund VIII, L.P. and the Registrant	S-1	9-30-2019	10.13
10.14#	Employment Letter Agreement, dated August 29, 2019, by and between Terrie Curran and the Registrant	S-1	9-30-2019	10.14
23.1	Consent of independent registered public accounting firm				X
31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

US-DOCS\113023198.3	122

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for certain information contained in this Exhibit. Such information has been omitted and filed separately with the SEC.
*

These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

US-DOCS\113023198.3	123

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHATHOM PHARMACEUTICALS, INC.

/s/ Terrie Curran
Terrie Curran Chief Executive Officer

Date: March 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrie Curran Terrie Curran	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2020

/s/ David Socks David Socks	Interim Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 19, 2020

/s/ Tadataka Yamada Tadataka Yamada, M.D.	Executive Chairman of the Board of Directors	March 19, 2020

/s/ Michael F. Cola Michael F. Cola	Director	March 19, 2020

/s/ Jonathan Edwards Jonathan Edwards, Ph.D.	Director	March 19, 2020

/s/ Heidi Kunz Heidi Kunz	Director	March 19, 2020

/s/ Asit Parikh Asit Parikh, M.D., Ph.D.	Director	March 19, 2020

/s/ James Topper James Topper, M.D., Ph.D.	Director	March 19, 2020

US-DOCS\113023198.3	124