Form 10-Q
period 2020-03-31
Phathom Pharmaceuticals, Inc.
filed 2020-05-12
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No      ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes      ☑     No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2020, the registrant had 28,964,506 shares of common stock ($0.0001 par value) outstanding.

2

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$256,672	$243,765
Prepaid expenses and other current assets	5,155	11,836
Total current assets	261,827	255,601
Property, plant and equipment, net	768	463
Operating lease right-of-use assets	939	933
Other long-term assets	381	181
Total assets	$263,915	$257,178

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $112 and $200, respectively)	$1,187	$699
Accrued expenses (including related party amounts of $177 and $308, respectively)	3,004	2,319
Accrued interest	237	156
Operating lease liabilities, current	148	161
Warrant liabilities	—	413
Total current liabilities	4,576	3,748

Long-term debt, net of discount	45,913	22,777
Operating lease liabilities	606	635
Other long-term liabilities	4,125	2,063
Total liabilities	55,220	29,223

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares — 400,000,000; issued shares — 28,964,506; outstanding shares — 25,153,553 at March 31, 2020 and 24,728,258 at December 31, 2019, respectively;	2	2
Additional paid-in capital	485,253	484,372
Accumulated deficit	(276,560)	(256,419)
Total stockholders’ equity	208,695	227,955
Total liabilities and stockholders’ equity	$263,915	$257,178

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development (includes related party amounts of $404 and $0, respectively)	$15,865	$429
General and administrative (includes related party amounts of $43 and $(29), respectively)	4,510	797
Total operating expenses	20,375	1,226

Loss from operations	(20,375)	(1,226)

Other income (expense):
Interest income	878	—
Interest expense (includes related party amounts of $(0) and $(11), respectively)	(738)	(11)
Change in fair value of warrant liabilities	95	—
Change in fair value of convertible promissory notes (includes related party amounts of ($0) and ($14), respectively)	—	(14)
Other income (expense)	(1)	—
Total other income (expense)	234	(25)
Net loss	$(20,141)	$(1,251)
Net loss per share, basic and diluted	$(0.62)	$(0.19)
Weighted-average shares of common stock outstanding, basic and diluted	32,470,402	6,585,503

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	24,728,258	$2	$484,372	$(256,419)	$227,955
Conversion of Lender Warrants into equity	—	—	318	—	318
Vesting of restricted shares	425,295	—	—	—	—
Stock-based compensation	—	—	563	—	563
Net loss	—	—	—	(20,141)	(20,141)
Balance at March 31, 2020	25,153,553	$2	$485,253	$(276,560)	$208,695

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2018	—	—	$2	$(1,288)	$(1,286)
Merger of entities under common control into the Company	6,760,334	—	—	—	—
Vesting restrictions placed on previously issued and outstanding common stock	(3,373,408)	—	—	—	—
Issuance of common stock	1,491,072	—	—	—	—
Vesting of restricted shares	1,054,192	—	—	—	—
Stock-based compensation	—	—	—	—	—
Net loss	—	—	—	(1,251)	(1,251)
Balance at March 31, 2019	5,932,190	$—	$2	$(2,539)	$(2,537)

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(20,141)	$(1,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	—
Stock-based compensation	563	—
Amortization of debt discount	199	—
Change in fair value of warrant liabilities	(95)	—
Change in fair value of convertible promissory notes (includes related party amounts of $0 and $14, respectively)	—	14
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes related party amounts of $0, and $(114), respectively)	6,680	(120)
Accounts payable and accrued expenses (includes related party amounts of $289, and $46, respectively)	1,492	539
Accrued interest (includes related party amounts of $0 and $11, respectively)	81	11
Operating right-of-use asset and lease liabilities	(48)	—
Other long-term assets	(200)	—
Net cash used in operating activities	(11,417)	(807)

Cash flows from investing activities
Cash paid for property, plant and equipment	(676)	—
Net cash used in investing activities	(676)	—

Cash flows from financing activities
Net proceeds from issuance of long-term debt	25,000	—
Net cash provided by financing activities	25,000	—
Net increase in cash and cash equivalents	12,907	(807)
Cash and cash equivalents – beginning of period	243,765	879
Cash and cash equivalents – end of period	$256,672	$72

Supplemental disclosure of cash flow information
Interest paid	$458	$—
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued liabilities	$20	$—
Final interest payment fee	$2,063	$—
Conversion of Lender Warrants into equity	$318	$—

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements

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

Stock Split

On October 11, 2019, the Company effected a 2.168-for-1 forward stock split of its common stock (the “Forward Stock Split”). The par value of the common stock was not adjusted as a result of the Forward Stock Split and the authorized shares were increased to 50,000,000 shares of common stock in connection with the Forward Stock Split. In conjunction with the Company’s IPO, the authorized shares of common stock were increased to 400,000,000. The accompanying financial statements and notes to the financial statements give retroactive effect to the Forward Stock Split for all periods presented, unless otherwise indicated.

Basis of Presentation

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying financial statements include the accounts of the Company (the receiving entity) and YamadaCo, prior to the Merger. The Company and YamadaCo were entities under the common control of Frazier Life Sciences IX, L.P. (“Frazier”) as a result of, among other things, Frazier’s; (i) ownership of a majority of the outstanding capital stock of both companies, (ii) financing of both companies, (iii) control of the board of directors of both companies, and (iv) management of both companies. Both the Company and YamadaCo were formed for the purpose of identifying potential assets around which to form an operating company. As the merged entities were under common control, the financial statements report the financial position, results of operations and cash flows of the Company and YamadaCo as though the transfer of net assets and equity interests had occurred at the beginning of 2018. All intercompany accounts and transactions have been eliminated.

Interim results may not be indicative of the results that may be expected for the full year. In the opinion of management, these unaudited financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited financial statements.

Liquidity and Capital Resources

From inception to March 31, 2020, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial product candidate, vonoprazan, meeting with regulatory authorities, preparing for and managing the Phase 3 clinical trials of vonoprazan, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and commercialization of vonoprazan. From inception to March 31, 2020, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt and the sale of 10,997,630 shares of common stock for net proceeds of approximately $191.5 million in its 2019 IPO.

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. Management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2).

Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding (if needed), that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Use of Estimates

The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses, and the valuation of convertible promissory notes, warrant liabilities and various other equity instruments. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

Fair Value Option

As permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible promissory notes issued since inception. In accordance with ASC 825, the Company records these convertible promissory notes at fair value with changes in fair value recorded in the statements of operations. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were recognized in earnings as incurred and not deferred.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, are classified within the Level 1 designation discussed above, while prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Warrant liabilities and convertible promissory notes are recorded at fair value on a recurring basis.

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

Liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2020:
Warrant liabilities	$—	—	—	—
Total	$—	$—	$—	$—

As of December 31, 2019:
Warrant liabilities	$413	—	—	413
Total	$413	$—	$—	$413

The warrant liabilities consist of warrants (the “Lender Warrants”) issued in connection with the loan and security agreement (the “Loan Agreement”) for commercial bank debt (see Note 7). The Lender Warrants were accounted for as liabilities as they contained a holder put right under which the lenders could have required the Company to pay cash in exchange for the Lender Warrants. The fair value of the Lender Warrants was estimated on the date of grant using the Black-Scholes option-pricing model with an expected term equal to the remaining contractual term of the warrants. The Company estimates its expected stock volatility based on the historical volatility of a set of peer companies, which are publicly traded, and expects to continue to do so until it has adequate historical data regarding the volatility of its own publicly-traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. When the Company drew down the Term Loan B under the Loan Agreement in March 2020 (see Note 7), the Lenders’ put right expired, and the Company recorded a final fair value adjustment and reclassified the Lender Warrants balance of $0.3 million to additional paid-in-capital.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liabilities
Balance at December 31, 2019	413
Change in fair value	(95)
Reclassification of Lender Warrants into equity (Note 7)	(318)
Balance at March 31, 2020	$—

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

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through March 31, 2020.

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

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

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

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

Net Loss Per Share

For the three months ended March 31, 2019, the net loss per share was recast to include in the numerator the net losses of both the Company and YamadaCo and include in the denominator the  weighted-average outstanding shares of both the Company and YamadaCo. Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company included 7,588,000 shares of common stock under its warrant (the “Takeda Warrant”) issued to Takeda Pharmaceutical Company Limited (“Takeda”) in connection with a May 2019 license agreement (see Note 4) in the calculation of basic weighted-average common shares outstanding from the time it became exercisable at the Company’s IPO because the Takeda Warrant is exercisable for little consideration. For the three months ended March 31, 2020 and 2019, the Company has excluded weighted-average unvested shares of 4,082,104 and 857,595, respectively, from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options, warrants and convertible promissory notes. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2020	2019
Warrants	16,446	—
Stock options	1,534,755	—
Common shares subject to repurchase	3,810,953	4,062,290

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 implements an impairment model, known as the current expected credit loss model, based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize, as an allowance, its estimate of expected credit losses. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance effective January 1, 2020, and the adoption did not have a material impact on the Company's financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, modifies and adds disclosure requirements on fair value measurements. The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this guidance effective January 1, 2020, and the adoption did not have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2020 on a prospective basis, and early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 will have a significant impact on its financial statements.

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

2. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Computer equipment and software	$191	$152
Furniture and fixtures	606	306
Leasehold improvements	31	13
	828	471
Less: accumulated depreciation	(60)	(8)
Total property, plant and equipment, net	$768	$463

Depreciation expense for the three months ended March 31, 2020 was approximately $52,000. There was no depreciation expense for the three months ended March 31, 2019.  No property, plant or equipment was disposed of during the three months ended March 31, 2020.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued R&D expenses	$1,985	$384
Accrued compensation expenses	641	1,052
Accrued professional & consulting expenses	370	478
Accrued other	8	405
Total accrued expenses	$3,004	$2,319

3. Related Party Transactions

Frazier is a principal stockholder of the Company and is represented on the Company’s board of directors. The Company has conducted operations within office space controlled by Frazier and Frazier allocated a portion of the costs associated with this office space to the Company. In addition, Frazier paid for various goods and services, such as employee wages, insurance and expense reimbursements and various administrative services associated with the operations of the Company and charged the Company for those expenses. As of March 31, 2020 and December 31, 2019, the Company had outstanding accounts payable and accrued expenses due to Frazier in the amount of $40,000 and $0.1 million, respectively, related to these shared operating expenses. For the three months ended March 31, 2020 and 2019, the Company incurred $43,000 and $60,000, respectively, of shared operating expenses. In addition to the shared operating expenses, the Company issued convertible promissory notes to Frazier during 2018 and 2019 (see Note 5).

Frazier is a principal stockholder in PCI Pharma Services (“PCI”). In the third quarter of 2019, the Company engaged PCI for clinical manufacturing services. As of March 31, 2020 and December 31, 2019, the Company had $0.2 million and $0.3 million, respectively, outstanding accounts payable and accrued expenses related to these manufacturing services.  For the three months ended March 31, 2020, the Company incurred $0.4 million of expenses related to services performed by PCI.

Mountain Field LLC (“Mountain Field”) is an entity owned by the chairman of the Company’s board of directors. During 2019, the Company charged Mountain Field for certain rent and payroll related expenses. These shared expenses were allocated based on usage of the related facilities and time incurred by personnel. For the three months ended March 31, 2019, the Company charged Mountain Field $0.1 million for shared expenses. There were no such expenses for the three months ended March 31, 2020.

Takeda became a common stockholder of the Company in connection with the May 2019 license agreement (see Note 4). In conjunction with this license, Takeda provides proprietary supplies for the Company’s ongoing clinical development of vonoprazan in addition to the exclusive license for the commercialization of vonoprazan in the United States, Canada and Europe. As of March 31, 2020 and December 31, 2019, the Company had $22,000 and $0.1 million, respectively, in outstanding accounts payable and accrued expenses related to these supply services. The Company did not have any such expenses incurred for the three months ended March 31, 2020 related to services performed by Takeda.

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

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

In consideration of the Takeda License, the Company (i) paid Takeda $25.0 million in cash, (ii) issued Takeda 1,084,000 shares of its common stock at a fair value of $5.9 million, (iii) issued the Takeda Warrant to purchase 7,588,000 shares of its common stock at an exercise price of $0.00004613 per share at an initial fair value of $47.9 million, and (iv) issued a right to receive an additional common stock warrant (the “Takeda Warrant Right”) should Takeda’s fully-diluted ownership of the Company represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately before the closing of the Company’s IPO, with a nominal initial fair value due to the low probability of issuance. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of the IPO, and no additional warrant was issued. In addition, the Company is obligated to pay Takeda up to an aggregate of $250.0 million in sales milestones upon the achievement of specified levels of product sales, and a low double-digit royalty rate on aggregate net sales of licensed products, subject to certain adjustments. The Company incurred $0.1 million of transaction costs in connection with the Takeda License. The Takeda Warrant has an exercise price of $0.00004613 per share, expires on May 7, 2029 and became exercisable upon the consummation of the IPO. Following the October 11, 2019 increase in the Company’s authorized shares of common stock to 50,000,000, the Company recorded a non-cash charge related to the final fair value adjustment of the Takeda Warrants and reclassified the full balance of $144.2 million from warrant liabilities to additional paid-in capital.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

5. Convertible Promissory Notes

Frazier Convertible Note Financing

From January 2018 to April 2019, the Company issued convertible promissory notes to Frazier (the “Frazier Notes”) for an aggregate of $2.4 million and bearing interest at per annum rates ranging from 1.68% to 2.55%. Of the Frazier Notes, $1.9 million were issued in 2018 and $0.5 million were issued in April 2019. Due to certain embedded features within the Frazier Notes, the Company elected to account for these notes and all their embedded features under the fair value option. The Company recorded changes in the fair value of the Frazier Notes in the statements of operations until May 2019, when the Frazier Notes and related accrued interest were exchanged, at their then fair value of $2.4 million, for the convertible promissory notes issued by the Company in May 2019 (the “May 2019 Notes”). For the three months ended March 31, 2020 and 2019, the Company recognized $0 and $14,000, respectively, of other expense in the statements of operations related to changes in the fair value of the Frazier Notes. For the three months ended March 31, 2020 and 2019, the Company recognized $0, and $11,000, respectively, of interest expense in connection with the Frazier Notes.

May 2019 Convertible Note Financing

In May 2019, the Company entered into a note purchase agreement under which it issued the unsecured May 2019 Notes for an aggregate of $90.3 million, resulting in gross proceeds to the Company of $87.8 million in cash and $2.4 million related to the exchange of the Frazier Notes and related accrued interest for the May 2019 Notes. Including the conversion of the Frazier Notes, Frazier purchased $20.0 million of the May 2019 Notes. The May 2019 Notes bore interest at a rate of 6% per annum and were subordinated to borrowings under the Company’s loan and security agreement (see Note 7).

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

Due to certain embedded features within the May 2019 Notes, the Company elected to account for these notes and all their embedded features under the fair value option. The outstanding principal and accrued interest of the May 2019 Notes automatically converted into 6,107,918 shares of common stock immediately prior to the completion of the IPO on October 29, 2019.

6. Lease Commitments

In August 2019, the Company entered into an operating lease with a 65-month term for 10,043 rentable square feet of office space for offices located in Buffalo Grove, Illinois. The lease contains an option to extend the term for one additional five-year period, which was not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such option. The Company's lease provides for fixed monthly payments for the term of the lease, with monthly rent increasing approximately 3% every 12 months following the commencement date. The total rent expense for the three months ended March 31, 2020 was approximately $83,000. There was no rent expense for the three months ended March 31, 2019.

The following table summarizes supplemental balance sheet information related to the operating lease as of March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
Assets:
Operating lease right-of-use assets	939	933
Total right-of-use assets	$939	$933

Liabilities:
Operating lease liabilities, current	148	161
Operating lease liabilities, non-current	606	635
Total operating lease liabilities	$754	$796

As of March 31, 2020, the future minimum annual lease payments under the operating lease were as follows (in thousands):

2020	$110
2021	171
2022	176
2023	181
2024	186
Thereafter	80
Total minimum lease payments	$904

Less: amount representing interest	(150)
Present value of operating lease liabilities	754
Less: operating lease liabilities, current	(148)
Operating lease liabilities	$606

Weighted-average remaining lease term (in years)	5.08
Weighted-average incremental borrowing rate	7.25%

Operating cash flows for the three months ended March 31, 2020 included $0.3 million in cash payments for operating leases, $0.2 million of which were prepaid lease payments. There were no lease costs for the three months ended March 31, 2019.

In December 2019, the Company entered into a 62-month operating lease for 9,420 rentable square feet of office space in Florham Park, New Jersey. The lease contains an option to extend the term for one additional five-year period, which will not be considered in the determination of the right-of-use asset or the lease liability as the Company is not reasonably certain that it would exercise such option. The Company has future minimum lease payment obligations of approximately $1.7 million related to the leased office space. The lease liability and the corresponding right-of-use asset associated with this lease obligation will be recorded upon the commencement of the lease, or the date in which the underlying asset is made available for use to the Company, which had not occurred as of March 31, 2020.

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

7. Long-Term Debt

Long-term debt consists of the following (in thousands):

March 31, 2020
Long-term debt	$50,000
Unamortized debt discount	(4,087)
Long-term debt, net of debt discount	$45,913

On May 14, 2019, the Company entered into a loan and security agreement (the “Loan Agreement”, and all amounts borrowed thereunder the “Term Loans”) with Silicon Valley Bank (“SVB”), as administrative and collateral agent, and lenders including SVB and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”). The Company borrowed $25.0 million (“Term Loan A”) at the inception of the Loan Agreement and an additional $25.0 million (“Term Loan B”) on March 16, 2020.

The Term Loans bear interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% (5% at March 31, 2020) or 7.25%. Under the original Loan Agreement, monthly payments consisted of interest-only through May 31, 2021. On March 11, 2020, the Company entered into the first amendment (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the interest-only payment period was extended either (i) until December 31, 2021, if the Company receives positive data from its Phase 3 clinical trial in H. pylori infection sufficient to file a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”); or (ii) until November 30, 2022, if the Company receives positive data from its Phase 3 clinical trials in both indications for vonoprazan sufficient to file an NDA with the FDA; provided, in each case, that the Company had drawn down an additional $25.0 million, Term Loan B, pursuant to the Loan Agreement. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024. In addition, the Company is obligated to pay a final payment fee of 8.25% of the original principal amount of the Term Loans. As of March 31, 2020, the aggregate final payment fee for the Term Loans of $4.1 million has been recorded as an other long-term liability.

The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.0% of the then outstanding principal balance and payment of a pro rata portion of the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

The borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, excluding intellectual property and certain other assets. The Loan Agreement includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding its operating accounts. The negative covenants include, among others, limitations on the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. The Loan Agreement also contains customary events of default, including bankruptcy, the failure to make payments when due, and a material adverse change. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company would begin to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB, as collateral agent. As of March 31, 2020, the Company was in compliance with all applicable covenants under the Loan Agreement.

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

In connection with the Loan Agreement, the Company issued the Lender Warrants to purchase stock of the Company, which expire ten years from the date of issuance. Upon completion of the IPO in 2019, the Lender Warrants became exercisable for 16,446 shares of common stock. The Lender Warrants included a put option pursuant to which, in the event that the Company did not draw down Term Loan B on or before March 31, 2020, the warrant holders could have required that the Company repurchase the warrants for a total aggregate repurchase price of $0.5 million. Upon the Term Loan B draw in March 2020, the Lender Warrants became exercisable and the put option related to the Lender Warrants expired.  Accordingly, the Company recorded a final fair value adjustment and reclassified the Lender Warrants balance of $0.3 million to additional paid-in-capital.

The initial $0.4 million fair value of the Lender Warrants, the $4.1 million final payment fee and $0.2 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loans. For the three months ended March 31, 2020, the Company recognized $0.7 million of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. As of March 31, 2020, the Company had outstanding Term Loans of $50.0 million and accrued interest of $0.2 million.

Future minimum principal and interest payments under the Term Loans, including the final payment fee, as of March 31, 2020 are as follows (in thousands):

Year ending December 31:
2020	$2,457
2021	13,218
2022	19,065
2023	17,840
2024	11,198
Total principal and interest payments	63,778
Less interest and final payment fee	(13,778)
Long-term debt	$50,000

8. Stockholders’ Equity

Common Stock

In March 2019, subsequent to the Merger, the Company sold 1,491,072 shares of the Company’s common stock to Frazier.

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending in March 2023. The fair value of the founder shares at the date the repurchase right was granted is being recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of March 31, 2020, 1,897,560 shares of common stock were subject to repurchase by the Company and the associated repurchase liability was not significant. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

In May 2019, the Company issued Takeda 1,084,000 shares of common stock in connection with the Takeda License.

For the period from January 1, 2019 to May 6, 2019, the Company issued 2,524,852 shares of common stock to various employees and consultants of the Company for aggregate proceeds of approximately $1,000. Upon issuance, these shares were subject to a repurchase option by the Company at the original purchase price of the shares. The repurchase rights generally lapse as to 25% of the shares on the first anniversary of the vesting commencement date, and the repurchase right lapses as to 1/48th of the shares each one-month period thereafter, subject to the purchaser remaining continuously an employee, consultant or director of the Company. In November 2019, the Company repurchased 17,560 shares at the original purchase price for an aggregate purchase price of $5.20. As of March 31, 2020, 1,913,393 shares remain available for repurchase by the Company and the associated repurchase liability was not significant.

On October 29, 2019, upon completion of the IPO, the Company sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share. The net proceeds were approximately $191.5 million, after deducting underwriting discounts, commissions and offering costs.

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan (the “Existing Incentive Plan”) provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards to eligible recipients, including employees, directors or consultants of the Company. The Company had 2,231,739 shares of common stock authorized for issuance under the Existing Incentive Plan, of which, 1,400,528 stock options and 16,260 restricted stock awards were granted in 2019. As a result of the adoption of the 2019 Incentive Award Plan (the “2019 Plan”) in October 2019, no further shares are available for issuance under the Existing Incentive Plan.

2019 Incentive Award Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Existing Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Existing Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. The Company initially had 2,700,000 shares of common stock available for issuance under the 2019 Plan, of which, 134,227 stock options were granted. As of March 31, 2020, 3,724,353 shares remain available for issuance, which includes the annual increase of 1,158,580 shares that were authorized on January 1, 2020.

Employee Stock Purchase Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors. As of March 31, 2020, 559,645 shares of common stock remain available for issuance, which includes the annual increase of 289,645 shares that were authorized on January 1, 2020.

A summary of the Company’s unvested shares is as follows:

Balance at December 31, 2019	4,236,248
Share vesting	(425,295)
Balance at March 31, 2020	3,810,953

For accounting purposes, unvested shares of common stock are considered issued, but not outstanding until they vest.

Common stock reserved for future issuance consists of the following:

March 31, 2020
Common stock warrants	7,604,446
Stock options outstanding	1,534,755
Shares available for issuance under the 2019 Incentive Plan	3,724,353
Shares available for issuance under the ESPP Plan	559,645
Balance at March 31, 2020	13,423,199

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	1,400,528	$9.10	9.69	$30,874
Options granted	134,227	34.39	—	—
Options exercised and shares vested	—	—	—	—
Options cancelled	—	—	—	—
Balance at March 31, 2020	1,534,755	$11.31	9.48	$22,273
Options exercisable as of March 31, 2020	—	—	—	—

The estimated weighted-average fair value of employee and nonemployee director stock options granted during the three months ended March 31, 2020 was $19.92. As of March 31, 2020, the Company had $9.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.56 years.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2020	2019
Assumptions:
Expected term (in years)	6.08	—
Expected volatility	62.63%	—
Risk free interest rate	1.19%	—
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expense	$114	$—
General and administrative expense	449	—
Total	$563	$—

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

9. Subsequent Event

On May 5, 2020, the Company entered into a Commercial Supply Agreement (the “Commercial Supply Agreement”) with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product. Pursuant to the Commercial Supply Agreement, Takeda has agreed to supply the Company with and the Company has agreed to purchase from Takeda certain quantities of vonoprazan bulk drug product according to approved specifications at a fixed price per batch of bulk drug product in order to commercialize vonoprazan in accordance with the Takeda License. Unless terminated earlier, the term of the Commercial Supply Agreement extends for a period of two years from the date the Company places an order for bulk drug product for the first commercial launch of vonoprazan in any jurisdiction in the licensed territory, provided that this two-year period will expire no later than December 31, 2023. The Commercial Supply Agreement will terminate immediately upon the termination of the Takeda License in accordance with its terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction  with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).

Forward Looking Statements

The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, research and development plans and costs, the impact of the COVID-19 pandemic, the timing and likelihood of regulatory filings and approvals, commercialization plans, pricing and reimbursement, the potential to develop future product candidates, the timing and likelihood of success of the plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in the Part II, Item 1A under the heading “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a late clinical-stage biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI diseases. Our initial product candidate, vonoprazan, is an oral small molecule potassium competitive acid blocker, or P-CAB. P-CABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan has shown rapid, potent, and durable anti-secretory effects and has demonstrated clinical benefits over the current standard of care as a single agent in the treatment of gastroesophageal reflux disease, or GERD, and in combination with antibiotics for the treatment of H. pylori infection. Takeda Pharmaceutical Company Limited, or Takeda developed vonoprazan and has received marketing approval in thirteen countries in Asia and Latin America. Vonoprazan generated over $500 million in net sales in its fourth full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda. We initiated two pivotal Phase 3 clinical trials in the fourth quarter of 2019 for vonoprazan: one for the treatment of erosive GERD (PHALCON-EE), also known as erosive esophagitis, and a second for the treatment of H. pylori infection (PHALCON-HP). We have received qualified infectious disease product, or QIDP, and Fast Track designations from the U.S. Food and Drug Administration, or FDA, for vonoprazan in combination with certain antibiotics for the treatment of H. pylori infection. QIDP designation also provides potential eligibility for priority review and extension of any regulatory exclusivity awarded, if approved. Vonoprazan has the potential to be the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years.

In March 2020, we announced a pause in randomization of new patients in our Phase 3 trials. The decision was not based on any study-related COVID-19 infections or other safety events, but supported global efforts to combat the COVID-19 pandemic, and aligned with guidance from the American Society of Gastrointestinal Endoscopy, or ASGE, on limiting endoscopies, which are required in both Phase 3 clinical trials. Since this announcement, we have been working with our clinical trial sites to ensure uninterrupted clinical trial supply, and support the continuation of patients who were enrolled in our Phase 3 trials prior to the randomization pause while providing for their safety and the safety of physicians and other staff at the clinical trial sites.  We are also working with our clinical trial sites to develop plans to resume randomization of new patients, on a site-by-site basis, taking into account a number of factors including restrictions imposed by national, state, and local governments, each site’s ability to resume based on ASGE’s recent Guidance for Resuming GI Endoscopy and Practice Operations After the COVID-19 Pandemic and other prevailing professional guidelines, and the continuing evolution of the COVID-19 pandemic. To date, we have not experienced any interruption in our clinical trial supply, however, there is no guarantee that, as the COVID-19 pandemic continues, it will not disrupt our supply chain in the future.

Despite the pause in randomization, we continue to expect that topline data will be available from both trials in 2021, and that the successful completion of our Phase 3 clinical trials, together with the existing clinical data, will support regulatory submissions in 2021 and 2022 for marketing approval for the treatment of H. pylori infection and erosive esophagitis, respectively. However, due to a number of factors, including the uncertainties regarding the COVID-19 pandemic and its potential further impact on our operations and clinical trials, our assumptions used in determining expected clinical trial timelines and regulatory filings may not be correct, and we may experience delays in the completion of such trials beyond our expected timelines and resulting delays in the filing of our regulatory submissions. Any delays in the completion of our clinical trials and regulatory filings and any disruption in our supply chain, could have a material adverse effect on our business, financial condition and results of operations.

In addition to our focus on the well-being of patients currently participating in our trials, we are actively working with each study site to implement measures to avoid study protocol violations, to minimize any disruption of treatment visits, to accommodate for other patient visit delays caused by limited access to healthcare facilities, to continue monitoring and supporting patients leveraging alternative methods (e.g., phone or virtual visits), and to properly record protocol violations and other information that may be related to the COVID-19 pandemic.  In this respect, we are also incorporating recent direction and flexibility provided by regulatory authorities, including the FDA in its March 18, 2020 Guidance (updated March 27, 2020) entitled “FDA Guidance on Conduct of Clinical Trials of Medicinal Products during COVID-19 Pandemic.” This guidance is continually being updated by the FDA and updates can be found on the FDA’s website at www.fda.gov. In addition, we may refer to guidance documents provided by other regulatory agencies, such as, for example, the European Medicines Agency’s “Implications of coronavirus disease (COVID-19) on methodological aspect of ongoing clinical trials” found on www.ema.europe.eu, which are also continually being updated. We will continue to evaluate the impact of the COVID-19 pandemic on our business and as additional information and guidance about its impact on our industry is available.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, preparing for and managing our Phase 3 clinical trials of vonoprazan, and providing other general and administrative support for these operations. Our operations to date have been funded primarily through the issuance of convertible promissory notes, commercial bank debt, and the proceeds from our initial public offering, or IPO. From our inception through March 31, 2020, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes in 2019, $50.0 million of commercial bank debt, and net proceeds from our IPO of $191.5 million from the sale of 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share, after deducting underwriting discounts, commissions and offering costs. As of March 31, 2020, we had cash and cash equivalents of $256.7 million. Based on our current operating plan, and subject to the potential delays and cost increases resulting from the evolving COVID-19 pandemic, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through at least the next 24 months.

We do not have any products approved for sale and have incurred net losses since our inception. Our net losses for the three month periods ended March 31, 2020 and 2019 were $20.1 million and $1.3 million, respectively.  As of March 31, 2020, we had an accumulated deficit of $276.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities, and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance vonoprazan through clinical trials, seek regulatory approval for vonoprazan, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for vonoprazan, protect our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

We have never generated any revenue and do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for vonoprazan, which will not be for several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of vonoprazan, if ever, we expect to finance our cash needs through equity offerings, our existing loan and security agreement, or the Loan Agreement, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, and this risk could be exacerbated by the impact of the COVID-19 pandemic on global economic conditions. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Operations Overview

Our financial statements include our accounts (the receiving entity) and the accounts of YamadaCo IIA prior to being merged into a single entity effective March 13, 2019. We and YamadaCo IIA were entities under common control of Frazier Life Sciences IX, L.P., or Frazier, as a result of, among other things, Frazier’s: (i) ownership of a majority of the outstanding capital stock of both companies; (ii) financing of both companies; (iii) control of the board of directors of both companies; and (iv) management of both companies. Both Phathom and YamadaCo IIA were formed for the purpose of identifying potential assets around which to form an operating company. As the merged entities were under common control, the financial statements report the financial position, results of operations and cash flows of Phathom and YamadaCo IIA as though the transfer of net assets and equity interests had occurred at the beginning of 2018. All intercompany accounts and transactions have been eliminated.

License Agreement with Takeda

On May 7, 2019, we and Takeda entered into an exclusive license, or the Takeda License, pursuant to which we in-licensed the U.S., European, and Canadian rights to vonoprazan fumarate. During the term of the Takeda License, we and our affiliates are not permitted to commercialize any pharmaceutical product, other than vonoprazan, that treats acid-related disorders, except for certain generic and OTC competing products in specified circumstances. We will be responsible at our cost for the development, manufacture and commercialization of vonoprazan products. We are required to use commercially reasonable efforts to develop and commercialize the vonoprazan products in our licensed territory.

Under the Takeda License, Takeda has the sole right and authority, with our input, to prepare, file, prosecute, and maintain all Takeda and joint patents on a worldwide basis at its own cost. We are responsible, at our cost, for preparing, filing, prosecuting, and maintaining patents on inventions made solely by us in connection with vonoprazan, subject to input from Takeda.

We paid Takeda upfront consideration consisting of a cash fee of $25.0 million, 1,084,000 shares of our common stock, a warrant to purchase 7,588,000 shares of our common stock at an exercise price of $0.00004613 per share, or the Takeda Warrant, and issued Takeda a right to receive an additional common stock warrant, or the Takeda Warrant Right, if Takeda’s fully-diluted ownership of the Company represented less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately prior to the closing of our IPO.  The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of our IPO, and no additional warrant was issued. We agreed to make milestone payments to Takeda upon achieving certain tiered aggregate annual net sales of licensed products in the United States, Europe, and Canada up to a total maximum milestone amount of $250.0 million. We also agreed to make tiered royalty payments at percentages in the low double digits on net sales of licensed products, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 15 years following first commercial sale in such country.

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
•

external research and development expenses incurred under agreements with contract research organizations, or CROs, and consultants to conduct and support our ongoing clinical trials of vonoprazan; and

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

Our future clinical development costs may vary significantly based on factors such as:

•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses evaluated in the trials;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the phase of development of the product candidate;
•	the efficacy and safety profile of the product candidate; and
•	delays and cost increases as a result of the COVID-19 pandemic.

General and Administrative

General and administrative expenses consist of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, human resources and other administrative functions, legal fees relating to intellectual property and corporate matters, and professional fees for accounting and consulting services. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, pre-commercial preparation activities for vonoprazan and, if any future product candidate receives marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Interest Income

Interest income consists of interest on our money market fund.

Interest Expense

Interest expense consists of interest on our outstanding commercial bank debt at a floating per annum interest rate which was 7.25% as of March 31, 2020, and amortization of the commercial bank debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred, and the obligation to make a final payment fee.

Change in Fair Value of Warrant Liabilities

In connection with the entry into the Loan Agreement, we issued the lenders warrants to purchase our capital stock, or the Lender Warrants. The Lender Warrants were accounted for as liabilities as they contained a holder put right under which the lenders could have required us to pay cash in exchange for the warrants. We adjusted the carrying value of the Lender Warrants to their estimated fair value at each reporting date, with any change in fair value of the warrant liabilities recorded as an increase or decrease to change in fair value of warrant liabilities in the  statements of operations. The Lender Warrants were accounted for at fair value using the Black-Scholes option-pricing model with an expected term equal to the remaining contractual term of the warrants. When we drew down an additional $25.0 million, or the Term Loan B, in March 2020, the Lender put right expired, and we recorded a final fair value adjustment and reclassified the Lender Warrants balance of $0.3 million to additional paid-in-capital.

Change in Fair Value of Convertible Promissory Notes

We issued convertible promissory notes in 2018 and 2019 for which we elected the fair value option. We adjusted the carrying value of our convertible promissory notes to their estimated fair value at each reporting date, with any change in fair value of the convertible promissory notes recorded as an increase or decrease to change in fair value of convertible promissory notes in our  statements of operations.

Prior to their exchange into convertible promissory notes issued in May 2019, the fair value of convertible promissory notes issued from inception through April 2019 was estimated using a scenario-based analysis that estimated the fair value of the convertible promissory notes based on the probability-weighted present value of expected future investment returns, considering possible outcomes available to the noteholders, including conversions in subsequent equity financings, change of control transactions, settlement and dissolution. The fair value of the convertible promissory notes issued in May 2019 was estimated using a scenario-based analysis that estimated the fair value of the convertible promissory notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various IPO, settlement, equity financing, corporate transaction and dissolution scenarios.

The notes issued in May 2019 and related accrued interest thereon were converted into 6,107,918 shares immediately prior to the completion of our IPO.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Operating expenses:
Research and development	$15,865	$429	$15,436
General and administrative	4,510	797	3,713
Total operating expenses	20,375	1,226	19,149
Loss from operations	(20,375)	(1,226)	(19,149)
Other income (expense):
Interest income	878	—	878
Interest expense	(738)	(11)	(727)
Change in fair value of warrant liabilities	95	—	95
Change in fair value of convertible promissory notes	—	(14)	14
Other income (expense)	(1)	—	(1)
Total other income (expense)	234	(25)	259
Net loss	$(20,141)	$(1,251)	$(18,890)

Research and Development Expenses. Research and development expenses were $15.8 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. The increase of $15.4 million consisted of $12.8 million of clinical trial costs and $0.5 million of chemistry manufacturing and controls (“CMC”) costs related to vonoprazan, $1.3 million of personnel-related expenses, $0.4 million of consulting expenses, $0.3 million of expenses related to regulatory requirements, and $0.1 million of other operating expenses. We had minimal research and development expenses for the three months ended March 31, 2019 as we had not yet entered into the Takeda License.

General and Administrative Expenses. General and administrative expenses were $4.5 million and $0.8 million for three months ended March 31, 2020 and 2019, respectively. The increase of $3.7 million was due to increases of $1.5 million in personnel-related expenses, $1.3 million in professional services expenses for accounting, audit, tax, valuation and other services, $0.7 million of insurance premiums related to general operating matters, $0.1 million of consulting expenses, and $0.3 million of other operating expenses, partially offset by a $0.2 million decrease in legal fees related to corporate and intellectual property matters.

Other Income (Expense). Other income of $0.2 million for the three months ended March 31, 2020 consisted of $0.9 million of interest income and $0.1 million of other income related to the decrease in the fair value of warrant liabilities, partially offset by $0.7 million of interest expense on outstanding commercial bank debt. Other expense of $25,000 for the three months ended March 31, 2019 consisted of $11,000 of interest expense on our outstanding convertible promissory notes and $14,000 of other expense related to the increase in fair value of those convertible promissory notes.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2020, we had cash and cash equivalents of $256.7 million.

Commercial Bank Debt

On May 14, 2019, we entered into the Loan Agreement with Silicon Valley Bank, or SVB, as administrative and collateral agent, and lenders SVB and WestRiver Innovation Lending Fund VIII, L.P. We borrowed $25.0 million, Term Loan A, at the inception of the Loan Agreement and the additional $25.0 million, Term Loan B, in March 2020, which we collectively refer to as the Term Loans. As of March 31, 2020, we had outstanding Term Loans of $50.0 million and accrued interest of $0.2 million.

The Term Loans bear interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% (5% at March 31, 2020) or 7.25%. Under the original Loan Agreement, the monthly payments consisted of interest-only through May 31, 2021.  Pursuant to the first amendment to the Loan Agreement entered into on March 11, 2020, the interest-only payment period was extended either (i) until December 31, 2021, if we receive positive data from our Phase 3 clinical trial in H. pylori infection sufficient to file a new drug application, or NDA, with the FDA; or (ii) until November 30, 2022, if we receive positive data from our Phase 3 clinical trials in both indications for vonoprazan sufficient to file an NDA with the FDA; provided, in each case, that we had drawn down an additional $25.0 million, Term Loan B, pursuant to the Loan Agreement.  Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024.

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

The Loan Agreement contains certain customary affirmative and negative covenants and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding our operating accounts. The negative covenants include, among others, limitations on our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by us would begin to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB, as collateral agent. As of March 31, 2020, we were in compliance with all applicable covenants under the Loan Agreement.

In connection with the Loan Agreement, we issued the Lender Warrants, which became exercisable when we borrowed Term Loan B in March 2020. The Lender Warrants are exercisable for 16,446 shares of common stock. The Lender Warrants expire ten years from the date of issuance. The Lender Warrants included a put option pursuant to which, in the event that we did not draw down Term Loan B on or before March 31, 2020, the warrant holders could have required us to repurchase the warrants for a total aggregate repurchase price of $0.5 million. Upon the Term Loan B draw in March 2020, the put option related to the Lender Warrants expired, at which time we recorded a final fair value adjustment and reclassified the Lender Warrants balance of $0.3 million to additional paid-in-capital.

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

On May 7, 2019, we entered into a note purchase agreement under which we issued an aggregate of $90.3 million of unsecured convertible promissory notes, or the May 2019 Notes, resulting in gross proceeds to us of $87.8 million in cash and $2.4 million related to the exchange of the Frazier Notes. Including the conversion of the Frazier Notes, Frazier purchased $20.0 million of the May 2019 Notes. The May 2019 Notes bore an interest at a rate of 6% per annum and were subordinated to borrowings under our Loan Agreement. Immediately prior to the completion of our IPO on October 29, 2019, the May 2019 Notes automatically converted into 6,107,918 shares of common stock, representing the outstanding principal and interest of the May 2019 notes at the date of automatic conversion.

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through at least the next 24 months. We expect our current cash and cash equivalents will allow us to complete our ongoing Phase 3 clinical trials of vonoprazan for the treatment of erosive esophagitis and H. pylori infection. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•

the initiation, type, number, scope, results, costs, and timing of our clinical trials of vonoprazan and preclinical studies or clinical trials of other potential product candidates we may choose to pursue in the future, including feedback received from regulatory authorities;

•	delays and cost increases as a result of the COVID-19 pandemic;
•	the costs and timing of manufacturing for vonoprazan or any future product candidates, including commercial scale manufacturing if any product candidate is approved;
•	the costs, timing and outcome of regulatory review of vonoprazan or any future product candidates;
•	the costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development personnel;
•	the timing and amount of the milestone or other payments we must make to Takeda and any future licensors;
•	the costs and timing of establishing or securing sales and marketing capabilities for vonoprazan or any future product candidate;
•	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•	the terms and timing of establishing and maintaining collaborations, licenses, and other similar arrangements; and
•	costs associated with any products or technologies that we may in-license or acquire.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Including our existing cash and cash equivalents we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
Net cash provided by (used in):
Operating activities	$(11,417)	$(807)	$(10,610)
Investing activities	(676)	—	(676)
Financing activities	25,000	—	25,000
Net increase (decrease) in cash	$12,907	$(807)	$13,714

Operating Activities

Net cash used in operating activities was approximately $11.4 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. The net cash used in operating activities for the three months ended March 31, 2020 was due to approximately $19.4 million spent on ongoing research and development and general and administrative activities, partially offset by a $8.0 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $6.7 million decrease in prepaid clinical activities, and a $1.5 million increase in accounts payable and accrued expenses in support of the growth in our operating activities, partially offset by a $0.2 million increase in other long-term assets. The net cash used in operating activities the three months ended March 31, 2019 was due to approximately $0.8 million spent on general and administrative activities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was primarily due to the cash we paid for acquiring property, plant and equipment. We had no investing activities for the three months ended March 31, 2019.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was due to our commercial bank debt proceeds of $25.0 million related to the Term Loan B drawdown. We had no financing activities for the three months ended March 31, 2019.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the three months ended March 31, 2020 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Form 10-K.

On March 16, 2020, we drew down the additional $25.0 million Term Loan B. As of March 31, 2020, we had outstanding Term Loans of $50.0 million and accrued interest of $0.2 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2019 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2020.

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

Recent Accounting Pronouncements

The information required by this item is included in Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies included in Part 1, Item 1 of this quarterly report.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2019 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K.

Our business has been impacted by, and is subject to further risks arising from, epidemic diseases such as the recent global outbreak of the COVID-19 coronavirus.

The recent outbreak of the coronavirus, COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, including our CROs, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. In March 2020, in view of efforts to combat the COVID-19 pandemic, as well as then-current guidance from the American Society of Gastrointestinal Endoscopy limiting endoscopies, which are required in both of our Phase 3 trials, we announced a pause in randomization of new patients in our Phase 3 trials.  We are working with our clinical trial sites to develop plans to resume randomization of new patients on a site-by-site basis, however, it is not possible at this time to estimate the full impact that COVID-19 will have on our business. The continued spread of COVID-19 and the measures taken by the governments of countries affected could, in addition to continuing the disruption of our clinical trial randomization, disrupt the supply chain and the manufacture or shipment of drug substance and finished drug product for vonoprazan for use in our clinical trials, cause patients to discontinue the trial, adversely affecting our trial results, ultimately lead to a discontinuation of the trials prior to their completion, and impede our future clinical trial recruitment, testing, monitoring, data collection and analysis and other related activities, which could delay our ongoing clinical trials, increase development costs and have a material adverse effect on our business, financial condition and results of operations. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in our 2019 Form 10-K. The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our expected clinical and regulatory timelines and other results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

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

As of March 31, 2020, the net proceeds from our initial public offering have been applied as follows: $16.5 million towards the clinical development of vonoprazan and $8.6 million towards working capital and general corporate purposes.

Issuer Repurchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

Not Applicable.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-1	9/30/19	3.3

3.2	Amended and Restated Bylaws	S-1	9/30/19	3.4

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase shares of common stock issued to Takeda Company Limited, dated May 7, 2019	S-1	9/30/19	4.2

4.3	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.4	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.5	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

4.6	Description of Registered Securities	10-K	12/31/19	4.6

10.1#	Phathom Pharmaceuticals 2020 Bonus Plan				X

10.2	Amendment to the Loan and Security Agreement, dated March 11, 2020, by and among Silicon Valley Bank, WestRiver Innovation Lending Fund VIII, L.P. and the Registrant				X

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Report Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Presentation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

#	Indicates management contract or compensatory plan.
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

PHATHOM PHARMACEUTICALS, INC.

Date:	May 12, 2020	By:	/s/ Terrie Curran
Terrie Curran
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 12, 2020	By:	/s/ David Socks
David Socks
Interim Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

