Form 10-Q
period 2020-06-30
Phathom Pharmaceuticals, Inc.
filed 2020-08-06
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the registrant had 28,964,506 shares of common stock ($0.0001 par value) outstanding.

2

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$247,271	$243,765
Prepaid expenses and other current assets	1,408	11,836
Total current assets	248,679	255,601
Property, plant and equipment, net	748	463
Operating lease right-of-use assets	2,614	933
Other long-term assets	381	181
Total assets	$252,422	$257,178

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $142 and $200, respectively)	$4,894	$699
Accrued expenses (including related party amounts of $185 and $308, respectively)	6,257	2,319
Accrued interest	302	156
Current portion of long-term debt	1,389	—
Operating lease liabilities, current	416	161
Warrant liabilities	—	413
Total current liabilities	13,258	3,748

Long-term debt, net of discount	44,870	22,777
Operating lease liabilities	1,746	635
Other long-term liabilities	4,125	2,063
Total liabilities	63,999	29,223

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares — 400,000,000; issued shares — 28,964,506; outstanding shares — 25,614,412 at June 30, 2020 and 24,728,258 at December 31, 2019, respectively	3	2
Additional paid-in capital	486,081	484,372
Accumulated deficit	(297,661)	(256,419)
Total stockholders’ equity	188,423	227,955
Total liabilities and stockholders’ equity	$252,422	$257,178

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development (includes related party amounts of $249, $0, $653, and $0 respectively)	$14,859	$2,772	$30,724	$3,201
In-process research and development	—	78,897	—	78,897
General and administrative (includes related party amounts of $34, $47, $77, and $18, respectively)	5,162	1,345	9,672	2,142
Total operating expenses	20,021	83,014	40,396	84,240

Loss from operations	(20,021)	(83,014)	(40,396)	(84,240)

Other income (expense):
Interest income	182	101	1,060	101
Interest expense (includes related party amounts of $0, $(71), $0 and $(82), respectively)	(1,262)	(1,137)	(2,000)	(1,148)
Change in fair value of warrant liabilities (includes related party amounts of $0, $(1,277), $0 and $(1,277), respectively)	—	(1,284)	95	(1,284)
Change in fair value of convertible promissory notes (includes related party amounts of $0, $(488), $0, and $(502), respectively)	—	(2,428)	—	(2,442)
Other income (expense)	—	—	(1)	—
Total other income (expense)	(1,080)	(4,748)	(846)	(4,773)
Net loss	$(21,101)	$(87,762)	$(41,242)	$(89,013)
Net loss per share, basic and diluted	$(0.64)	$(13.11)	$(1.26)	$(13.40)
Weighted-average shares of common stock outstanding, basic and diluted	32,997,099	6,694,682	32,733,750	6,640,394

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	24,728,258	$2	$484,372	$(256,419)	$227,955
Conversion of Lender Warrants into equity	—	—	318	—	318
Vesting of restricted shares	425,295	—	—	—	—
Stock-based compensation	—	—	563	—	563
Net loss	—	—	—	(20,141)	(20,141)
Balance at March 31, 2020	25,153,553	$2	$485,253	$(276,560)	$208,695
Vesting of restricted shares	460,859	1	—	—	1
Stock-based compensation	—	—	828	—	828
Net loss	—	—	—	(21,101)	(21,101)
Balance at June 30, 2020	25,614,412	$3	$486,081	$(297,661)	$188,423

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2018	—	—	$2	$(1,288)	$(1,286)
Merger of entities under common control into the Company	6,760,334	—	—	—	—
Vesting restrictions placed on previously issued and outstanding common stock	(3,373,408)	—	—	—	—
Issuance of common stock	1,491,072	—	—	—	—
Vesting of restricted shares	1,054,192	—	—	—	—
Stock-based compensation	—	—	—	—	—
Net loss	—	—	—	(1,251)	(1,251)
Balance at March 31, 2019	5,932,190	$—	$2	$(2,539)	$(2,537)
Issuance of common stock in connection with license agreement	1,084,000	—	5,885	—	5,885
Vesting of restricted shares	203,078	—	—	—	—
Stock-based compensation	—	—	29	—	29
Net loss	—	—	—	(87,762)	(87,762)
Balance at June 30, 2019	7,219,268	$—	$5,916	$(90,301)	$(84,385)

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(41,242)	$(89,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	—
Stock-based compensation	1,391	29
Amortization of debt discount	544	81
Acquired in-process research and development	—	78,897
Change in fair value of warrant liabilities (includes related party amounts of $0 and $1,277, respectively)	(95)	1,284
Change in fair value of convertible promissory notes (includes related party amounts of $0 and $502, respectively)	—	2,442
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes the change in related party amounts of $0, and $4, respectively)	10,428	(1,602)
Accounts payable and accrued expenses (includes the change in related party amounts of $(181), and $3, respectively)	8,129	883
Accrued interest (includes the change in related party amounts of $0 and $82, respectively)	146	981
Operating right-of-use asset and lease liabilities	9	—
Other long-term assets	(200)	—
Net cash used in operating activities	(20,761)	(6,018)

Cash flows from investing activities
Cash paid for purchased in-process research and development	—	(25,118)
Cash paid for property, plant and equipment	(733)	—
Net cash used in investing activities	(733)	(25,118)

Cash flows from financing activities
Proceeds from issuance of convertible promissory notes	—	88,324
Net proceeds from issuance of long-term debt	25,000	24,850
Net cash provided by financing activities	25,000	113,174
Net increase in cash and cash equivalents	3,506	82,038
Cash and cash equivalents – beginning of period	243,765	879
Cash and cash equivalents – end of period	$247,271	$82,917

Supplemental disclosure of cash flow information
Interest paid	$1,309	$86
Supplemental disclosure of noncash investing and financing activities
Exchange of accrued interest for convertible promissory notes	$—	$27
Issuance of Takeda Warrants in connection with Takeda License	$—	$47,894
Issuance of common stock in connection with Takeda License	$—	$5,885
Issuance of common stock warrants in connection with long-term debt	$—	$419
Property and equipment purchases included in accounts payable and accrued liabilities	$20	$—
Final interest payment fee	$2,063	$2,063
Operating lease liabilities arising from obtaining right-of-use assets	$1,423	$—
Conversion of Lender Warrants into equity	$318	$—
Unpaid initial public offering costs	$—	$337

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

Liquidity and Capital Resources

From inception to June 30, 2020, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial product candidate, vonoprazan, meeting with regulatory authorities, preparing for and managing the Phase 3 clinical trials of vonoprazan, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and commercialization of vonoprazan. From inception to June 30, 2020, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt and the sale of 10,997,630 shares of common stock for net proceeds of approximately $191.5 million in its 2019 IPO.

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

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

Liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2019:
Warrant liabilities	$413	—	—	413
Total	$413	$—	$—	$413

As of June 30, 2020:
Warrant liabilities	$—	—	—	—
Total	$—	$—	$—	$—

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

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liabilities
Balance at December 31, 2019	413
Change in fair value	(95)
Reclassification of Lender Warrants into equity (Note 7)	(318)
Balance at June 30, 2020	$—

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through June 30, 2020.

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

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

Net Loss Per Share

For the three and six months ended June 30, 2019, the net loss per share was recast to include in the numerator the net losses of both the Company and YamadaCo and include in the denominator the weighted-average outstanding shares of both the Company and YamadaCo. Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company included 7,588,000 shares of common stock under its warrant (the “Takeda Warrant”) issued to Takeda Pharmaceutical Company Limited (“Takeda”) in connection with a May 2019 license agreement (see Note 4) in the calculation of basic weighted-average common shares outstanding from the time it became exercisable at the Company’s IPO because the Takeda Warrant is exercisable for little consideration. For the three and six months ended June 30, 2020, the Company has excluded weighted-average unvested shares of 3,555,407 and 3,818,756, respectively, from the weighted-average number of common shares outstanding, compared to 4,579,030 and 2,728,593, respectively, for the same periods in 2019. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options, warrants and convertible promissory notes. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

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

2. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Computer equipment and software	$210	$152
Furniture and fixtures	644	306
Leasehold improvements	31	13
	885	471
Less: accumulated depreciation	(137)	(8)
Total property, plant and equipment, net	$748	$463

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

Depreciation expense for the three and six months ended June 30, 2020 was approximately $77,000 and $129,000, respectively. There was no depreciation expense for the six months ended June 30, 2019.  No property, plant or equipment was disposed of during the six months ended June 30, 2020 or the year ended December 31, 2019.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued R&D expenses	$4,534	$384
Accrued compensation expenses	1,510	1,052
Accrued professional & consulting expenses	211	478
Accrued other	2	405
Total accrued expenses	$6,257	$2,319

3. Related Party Transactions

Frazier is a principal stockholder of the Company and is represented on the Company’s board of directors. The Company has conducted operations within office space controlled by Frazier and Frazier allocated a portion of the costs associated with this office space to the Company. In addition, Frazier paid for various goods and services, such as employee wages, insurance and expense reimbursements and various administrative services associated with the operations of the Company and charged the Company for those expenses. As of June 30, 2020 and December 31, 2019, the Company had outstanding accounts payable and accrued expenses due to Frazier in the amount of $34,000 and $0.1 million, respectively, related to these shared operating expenses. For the three months ended June 30, 2020 and 2019, the Company incurred $34,000 and $52,000, respectively, of shared operating expenses. For the six months ended June 30, 2020 and 2019, the Company incurred $77,000 and $0.1 million, respectively, of shared operating expenses. In addition to the shared operating expenses, the Company issued convertible promissory notes to Frazier during 2018 and 2019 (see Note 5).

Frazier is a principal stockholder in PCI Pharma Services (“PCI”). In the third quarter of 2019, the Company engaged PCI for clinical manufacturing services. As of June 30, 2020 and December 31, 2019, the Company had $0.3 million outstanding accounts payable and accrued expenses related to these manufacturing services.  For the three and six months ended June 30, 2020, the Company incurred $0.2 million and $0.7 million, respectively, of expenses related to services performed by PCI. The Company did not incur expenses related to services performed by PCI for the same periods in 2019.

Mountain Field LLC (“Mountain Field”) is an entity owned by the chairman of the Company’s board of directors. During 2019, the Company charged Mountain Field for certain rent and payroll related expenses. These shared expenses were allocated based on usage of the related facilities and time incurred by personnel. For the three and six months ended June 30, 2019, the Company charged Mountain Field $5,000 and $0.1 million, respectively, for shared expenses. There were no such expenses for the six months ended June 30, 2020.

Takeda became a common stockholder of the Company in connection with the May 2019 license agreement (see Note 4). In conjunction with this license, Takeda provides proprietary supplies for the Company’s ongoing clinical development of vonoprazan in addition to the exclusive license for the commercialization of vonoprazan in the United States, Canada and Europe. As of June 30, 2020 and December 31, 2019, the Company had $22,000 and $0.1 million, respectively, in outstanding accounts payable and accrued expenses related to these supply services. The Company did not have any such expenses incurred for the three and six months ended June 30, 2020 and 2019 related to services performed by Takeda.

On May 5, 2020, the Company entered into a Commercial Supply Agreement (the “Commercial Supply Agreement”) with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product. Pursuant to the Commercial Supply Agreement, Takeda has agreed to supply the Company with and the Company has agreed to purchase from Takeda certain quantities of vonoprazan bulk drug product according to approved specifications at a fixed price per batch of bulk drug product in order to commercialize vonoprazan in accordance with the Takeda License. Unless terminated earlier, the term of the Commercial Supply Agreement extends for a period of two years from the date the Company places an order for bulk drug product for the first commercial launch of vonoprazan in any jurisdiction in the licensed territory, provided that this two-year period will expire no later than December 31, 2023. The Commercial Supply Agreement will terminate immediately upon the termination of the Takeda License in accordance with its terms. As of June 30, 2020, no costs have been incurred related to the Commercial Supply Agreement. The Company has a minimum purchase obligation of approximately $2.5 million related to this agreement.

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

5. Convertible Promissory Notes

Frazier Convertible Note Financing

From January 2018 to April 2019, the Company issued convertible promissory notes to Frazier (the “Frazier Notes”) for an aggregate of $2.4 million and bearing interest at per annum rates ranging from 1.68% to 2.55%. Of the Frazier Notes, $1.9 million were issued in 2018 and $0.5 million were issued in April 2019. Due to certain embedded features within the Frazier Notes, the Company elected to account for these notes and all their embedded features under the fair value option. The Company recorded changes in the fair value of the Frazier Notes in the statements of operations until May 2019, when the Frazier Notes and related accrued interest were exchanged, at their then fair value of $2.4 million, for the convertible promissory notes issued by the Company in May 2019 (the “May 2019 Notes”). For the three and six months ended June 30, 2019, the Company recognized $64,000 and $50,000, respectively, of other income in the statements of operations related to decreases in the fair value of the Frazier Notes. For the three and six months ended June 30, 2019, the Company recognized $4,000 and $15,000, respectively, of interest expense in connection with the Frazier Notes. The Company did not have any such expenses incurred for the three and six months ended June 30, 2020 in connection with the Frazier Notes.

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

6. Lease Commitments

As of June 30, 2020, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with remaining lease terms of 4.8 years and 5.2 years, respectively. Both operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the three and six months ended June 30, 2020 was approximately $0.1 million and $0.2 million, respectively. There was no rent expense for the three and six months ended June 30, 2019.

The following table summarizes supplemental balance sheet information related to the operating leases as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
Assets:
Operating lease right-of-use assets	2,614	933
Total right-of-use assets	$2,614	$933

Liabilities:
Operating lease liabilities, current	416	161
Operating lease liabilities, non-current	1,746	635
Total operating lease liabilities	$2,162	$796

As of June 30, 2020, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2020	$188
2021	490
2022	503
2023	516
2024	529
Thereafter	342
Total minimum lease payments	$2,568

Less: amount representing interest	(406)
Present value of operating lease liabilities	2,162
Less: operating lease liabilities, current	(416)
Operating lease liabilities	$1,746

Weighted-average remaining lease term (in years)	5.06
Weighted-average incremental borrowing rate	7.25%

Operating cash flows for the six months ended June 30, 2020 included $0.7 million in cash payments for operating leases, $0.5 million of which were prepaid lease payments. There were no lease costs for the six months ended June 30, 2019.

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

7. Debt

Long-term debt consists of the following (in thousands):

June 30, 2020
Long-term debt, current portion	$1,389
Long-term debt, non-current portion	48,611
Unamortized debt discount	(3,741)
Long-term debt, net of debt discount	$46,259

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

The Term Loans bear interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% (5% at June 30, 2020) or 7.25%. Under the original Loan Agreement, the monthly payments consisted of interest-only through May 31, 2021. On March 11, 2020, the Company entered into the first amendment (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the interest-only payment period was extended either (i) until December 31, 2021, if the Company receives positive data from its Phase 3 clinical trial in H. pylori infection sufficient to file a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”); or (ii) until November 30, 2022, if the Company receives positive data from its Phase 3 clinical trials in both indications for vonoprazan sufficient to file an NDA with the FDA; provided, in each case, that the Company had drawn down an additional $25.0 million, Term Loan B, pursuant to the Loan Agreement. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024. In addition, the Company is obligated to pay a final payment fee of 8.25% of the original principal amount of the Term Loans. As of June 30, 2020, the aggregate final payment fee for the Term Loans of $4.1 million has been recorded as an other long-term liability.

The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.0% of the then outstanding principal balance and payment of a pro rata portion of the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

The borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, excluding intellectual property and certain other assets. The Loan Agreement includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding its operating accounts. The negative covenants include, among others, limitations on the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. The Loan Agreement also contains customary events of default, including bankruptcy, the failure to make payments when due, and a material adverse change. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company would begin to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB, as collateral agent. As of June 30, 2020, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

The initial $0.4 million fair value of the Lender Warrants, the $4.1 million final payment fee and $0.2 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loans. During the three and six months ended June 30, 2020, the Company recognized $1.3 million and $2.0 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement, compared to $0.3 million for the same periods in 2019. As of June 30, 2020, the Company had outstanding Term Loans of $50.0 million and accrued interest of $0.3 million.

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

Future minimum principal and interest payments under the Term Loans, including the final payment fee, as of June 30, 2020 are as follows (in thousands):

Year ending December 31:
2020	$1,843
2021	13,219
2022	19,065
2023	17,840
2024	11,197
Total principal and interest payments	63,164
Less interest and final payment fee	(13,164)
Total term loan borrowings	$50,000

8. Stockholders’ Equity

Common Stock

In March 2019, subsequent to the Merger, the Company sold 1,491,072 shares of the Company’s common stock to Frazier.

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending in March 2023. The fair value of the founder shares at the date the repurchase right was granted is being recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of June 30, 2020, 1,739,436 shares of common stock were subject to repurchase by the Company and the associated repurchase liability was not significant. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

In May 2019, the Company issued Takeda 1,084,000 shares of common stock in connection with the Takeda License.

For the period from January 1, 2019 to May 6, 2019, the Company issued 2,524,852 shares of common stock to various employees and consultants of the Company for aggregate proceeds of approximately $1,000. Upon issuance, these shares were subject to a repurchase option by the Company at the original purchase price of the shares. The repurchase rights generally lapse as to 25% of the shares on the first anniversary of the vesting commencement date, and the repurchase right lapses as to 1/48th of the shares each one-month period thereafter, subject to the purchaser remaining continuously an employee, consultant or director of the Company. In November 2019, the Company repurchased 17,560 shares at the original purchase price for an aggregate purchase price of $5.20. As of June 30, 2020, 1,610,664 shares remain available for repurchase by the Company and the associated repurchase liability was not significant.

On October 29, 2019, upon completion of the IPO, the Company sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share. The net proceeds were approximately $191.5 million, after deducting underwriting discounts, commissions and offering costs.

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of June 30, 2020, and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

2019 Incentive Award Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Existing Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Existing Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. The Company initially had 2,700,000 shares of common stock available for issuance under the 2019 Plan, of which, 134,227 stock options were granted. As of June 30, 2020, 3,581,853 shares remain available for issuance, which includes the annual increase of 1,158,580 shares that were authorized on January 1, 2020.

Employee Stock Purchase Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors. As of June 30, 2020, 559,645 shares of common stock remain available for issuance, which includes the annual increase of 289,645 shares that were authorized on January 1, 2020.

A summary of the Company’s unvested shares is as follows:

Balance at December 31, 2019	4,236,248
Share vesting	(886,154)
Balance at June 30, 2020	3,350,094

For accounting purposes, unvested shares of common stock are considered issued, but not outstanding until they vest.

Common stock reserved for future issuance consists of the following:

June 30, 2020
Common stock warrants	7,604,446
Stock options outstanding	1,677,255
Shares available for issuance under the 2019 Incentive Plan	3,581,853
Shares available for issuance under the ESPP Plan	559,645
Balance at June 30, 2020	13,423,199

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

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	1,400,528	$9.10	9.69	$30,874
Options granted	276,727	32.34
Options exercised and shares vested	—	—
Options cancelled	—	—
Balance at June 30, 2020	1,677,255	$12.93	9.28	$33,512
Options exercisable as of June 30, 2020	—	—	—	—

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2020 was $18.65. As of June 30, 2020, the Company had $10.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.28 years. As of June 30, 2019, the unrecognized stock-based compensation expense was $59,000, which was recognized as expense over a weighted-average period of approximately 0.7 years.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Six Months Ended June 30,
	2020	2019
Assumptions:
Expected term (in years)	5.99	—
Expected volatility	63.72%	—
Risk free interest rate	0.82%	—
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expense	$124	$—	$238	$—
General and administrative expense	704	29	1,153	29
Total	$828	$29	$1,391	$29

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

Forward Looking Statements

The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, research and development plans and costs, the impact of COVID-19, the timing and likelihood of regulatory filings and approvals, commercialization plans, pricing and reimbursement, the potential to develop future product candidates, the timing and likelihood of success of the plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in the Part II, Item 1A under the heading “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a late clinical-stage biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our initial product candidate, vonoprazan, is an oral small molecule potassium competitive acid blocker, or P-CAB. P-CABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan has shown rapid, potent, and durable anti-secretory effects and has demonstrated clinical benefits over the current standard of care as a single agent in the treatment of gastroesophageal reflux disease, or GERD, and in combination with antibiotics for the treatment of H. pylori infection. Takeda Pharmaceutical Company Limited, or Takeda, developed vonoprazan and has received marketing approval in thirteen countries in Asia and Latin America. Vonoprazan generated over $670 million in net sales in its fifth full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda. We initiated two pivotal Phase 3 clinical trials in the fourth quarter of 2019 for vonoprazan: one for the treatment of erosive GERD (PHALCON-EE), also known as erosive esophagitis, and a second for the treatment of H. pylori infection (PHALCON-HP). We have received qualified infectious disease product, or QIDP, and Fast Track designations from the U.S. Food and Drug Administration, or FDA, for vonoprazan in combination with certain antibiotics for the treatment of H. pylori infection. QIDP designation also provides potential eligibility for priority review and extension of any regulatory exclusivity awarded, if approved. Vonoprazan has the potential to be the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years. In addition, we continue to plan to pursue vonoprazan lifecycle extension strategies in areas with clear unmet need, clinical rationale, and commercial justification.  For example, one indication for which we are evaluating is whether to study vonoprazan for potential use in non-erosive reflux disease or NERD with daily and/or on-demand, or as-needed, dosing regimens.

In March 2020, we announced a pause in randomization of new patients in our Phase 3 trials. The decision was not based on any study-related COVID-19 infections or other safety events, but supported global efforts to combat COVID-19, and aligned with guidance from the American Society of Gastrointestinal Endoscopy, or ASGE, on limiting endoscopies, which are required in both Phase 3 clinical trials. During the pause, we worked with our clinical trial sites to ensure uninterrupted clinical trial supply, and supported the continuation of patients who were enrolled in our Phase 3 trials prior to the randomization pause while providing for their safety and the safety of physicians and other staff at the clinical trial sites.  On June 15, 2020, we announced that we had restarted randomization of new patients on a site-by-site basis in both of our Phase 3 trials. To date, we have not experienced any interruption in our clinical trial supply, however, there is no guarantee that, as COVID-19 continues, it will not disrupt our supply chain in the future.

Despite the pause in randomization, we continue to expect that topline data will be available from both trials in 2021, and that the successful completion of our Phase 3 clinical trials, together with the existing clinical data, will support regulatory submissions in 2021 and 2022 for marketing approval for the treatment of H. pylori infection and erosive esophagitis, respectively. However, our assumptions used to determine expected timelines for clinical trials and regulatory filings may not be correct due to a number of factors, including the uncertainties regarding COVID-19 and its potential further impact on our operations and clinical trials,  and we may experience delays in the completion of such trials beyond our expected timelines and resulting delays in the filing of our regulatory submissions. Any delays in the completion of our clinical trials and regulatory filings or disruption in our supply chain could have a material adverse effect on our business, financial condition and results of operations.

In addition to our focus on the well-being of physicians and other staff at the clinical trial sites and the patients currently participating in our trials, we are actively working with each study site to implement measures to avoid study protocol violations, to minimize any disruption of treatment visits, to accommodate for other patient visit delays caused by limited access to healthcare facilities, to continue monitoring and supporting patients leveraging alternative methods (e.g., phone or virtual visits), and to properly record protocol violations and other information that may be related to COVID-19.  In this respect, we are also incorporating recent direction and flexibility provided by regulatory authorities, including the FDA in its March 2020 Guidance (updated July 2, 2020) entitled “FDA Guidance on Conduct of Clinical Trials of Medicinal Products during COVID-19.” This guidance is continually being updated by the FDA and updates can be found on the FDA’s website at www.fda.gov. In addition, we may refer to guidance documents provided by other regulatory agencies, such as, for example, the European Medicines Agency’s “Implications of coronavirus disease (COVID-19) on methodological aspect of ongoing clinical trials” found on www.ema.europe.eu, which are also continually being updated. We will continue to evaluate the impact of COVID-19 on our business and as additional information and guidance about its impact on our industry is available.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, preparing for and managing our Phase 3 clinical trials of vonoprazan, and providing other general and administrative support for these operations. Our operations to date have been funded primarily through the issuance of convertible promissory notes, commercial bank debt, and the proceeds from our initial public offering, or IPO. From our inception through June 30, 2020, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes in 2019, $50.0 million of commercial bank debt, and net proceeds from our IPO of $191.5 million from the sale of 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share, after deducting underwriting discounts, commissions and offering costs. As of June 30, 2020, we had cash and cash equivalents of $247.3 million. Based on our current operating plan, and subject to the potential delays and cost increases resulting from the evolving COVID-19 pandemic, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for approximately the next 24 months.

We do not have any products approved for sale and have incurred net losses since our inception. Our net losses for the six month periods ended June 30, 2020 and 2019 were $41.2 million and $89 million, respectively.  As of June 30, 2020, we had an accumulated deficit of $297.7 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities, and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance vonoprazan through clinical trials, seek regulatory approval for vonoprazan, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for vonoprazan, protect our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

We have never generated any revenue and do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for vonoprazan, which will not be for several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of vonoprazan, if ever, we expect to finance our cash needs through equity offerings, our existing loan and security agreement, or the Loan Agreement, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, and this risk could be exacerbated by the impact of COVID-19 on global economic conditions. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Operations Overview

Our financial statements include our accounts (the receiving entity) and the accounts of YamadaCo IIA, Inc., or YamadaCo, prior to being merged into a single entity effective March 13, 2019. We and YamadaCo were entities under common control of Frazier Life Sciences IX, L.P., or Frazier, as a result of, among other things, Frazier’s: (i) ownership of a majority of the outstanding capital stock of both companies; (ii) financing of both companies; (iii) control of the board of directors of both companies; and (iv) management of both companies. Both Phathom and YamadaCo were formed for the purpose of identifying potential assets around which to form an operating company. As the merged entities were under common control, the financial statements report the financial position, results of operations and cash flows of Phathom and YamadaCo as though the transfer of net assets and equity interests had occurred at the beginning of 2018. All intercompany accounts and transactions have been eliminated.

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

Our future clinical development costs may vary significantly based on factors such as:

•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses evaluated in the trials;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the phase of development of the product candidate;
•	the efficacy and safety profile of the product candidate; and
•	delays and cost increases as a result of COVID-19.

In-Process Research and Development

In-process research and development expenses relate to the Takeda License, and include the $78.9 million purchase price of the acquired research and development assets. The purchase price of the Takeda License consisted of the following: (i) $25.0 million in cash; (ii) issuance to Takeda of 1,084,000 shares of our common stock at a fair value of $5.9 million; (iii) issuance of the Takeda Warrant at an initial fair value of $47.9 million; (iv) issuance of the Takeda Warrant Right, with a nominal initial fair value due to the low probability of issuance; and (v) $0.1 million of transaction costs incurred by us. The fair value of the Takeda Warrant and Takeda Warrant Right were derived from the model used to estimate the fair value of our common stock and the fair value of the common stock was determined using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately Held Company Equity Securities Issued as Compensation, or the Practice Aid. The Practice Aid prescribes several valuation approaches for setting the value of an enterprise, such as the cost, income and market approaches, and various methodologies for allocating the value of an enterprise to its common stock. We utilized a scenario-based analysis that estimated the fair value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, including various initial public offering, stay private and dissolution scenarios, and applying a discount for lack of marketability. We considered various stay private scenarios using the income approach and allocated the indicated equity value to each class of equity based on the current-value method. We also considered various initial public offering scenarios based on expected equity values in an initial public offering and allocated the indicated equity value to each class of equity on a fully-diluted basis considering the dilutive impacts of the unsecured convertible promissory notes we issued in May 2019, or the May 2019 Notes, and the Lender Warrants.

There were significant judgments and estimates inherent in the determination of the fair value of our common stock prior to our 2019 IPO. These judgments and estimates included assumptions regarding our future operating performance, the time to complete an initial public offering or other liquidity event and the determination of the appropriate valuation methods. If we had made different assumptions, our fair value per share of common stock could have been significantly different.

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

Interest Expense

Interest expense consists of interest on our outstanding commercial bank debt at a floating per annum interest rate which was 7.25% as of June 30, 2020, and amortization of the commercial bank debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred, and the obligation to make a final payment fee.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$30,724	$3,201	$27,523
In-process research and development	—	78,897	(78,897)
General and administrative	9,672	2,142	7,530
Total operating expenses	40,396	84,240	(43,844)
Loss from operations	(40,396)	(84,240)	43,844
Other income (expense):
Interest income	1,060	101	959
Interest expense	(2,000)	(1,148)	(852)
Change in fair value of warrant liabilities	95	(1,284)	1,379
Change in fair value of convertible promissory notes	—	(2,442)	2,442
Other income (expense)	(1)	—	(1)
Total other income (expense)	(846)	(4,773)	3,927
Net loss	$(41,242)	$(89,013)	$47,771

Research and Development Expenses. Research and development expenses were $30.7 million and $3.2 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $27.5 million consisted of $22.4 million of clinical trial costs and $1.1 million of chemistry manufacturing and controls (“CMC”) costs related to vonoprazan, $2.7 million of personnel-related expenses, $0.6 million of consulting expenses, $0.4 million of expenses related to regulatory requirements, and $0.3 million of other operating expenses.

In-Process Research and Development Expenses. We had no in-process research and development expenses for the six months ended June 30, 2020. The $78.9 million of in-process research and development expenses for the six months ended June 30, 2019 consisted of the purchase price for the research and development assets we acquired as part of the Takeda License.

General and Administrative Expenses. General and administrative expenses were $9.7 million and $2.2 million for six months ended June 30, 2020 and 2019, respectively. The increase of $7.5 million was due to increases of $3.0 million in personnel-related expenses, $2.9 million in professional services expenses for accounting, audit, tax, valuation and other services, $1.4 million of insurance premiums related to general operating matters, $0.1 million of consulting expenses, and $0.4 million of other operating expenses, partially offset by a $0.3 million decrease in legal fees related to corporate and intellectual property matters.

Other Income (Expense). Other expense of $0.9 million for the six months ended June 30, 2020 consisted of $2.0 million of interest expense on outstanding commercial bank debt partially offset by $1.1 million of interest income and $0.1 million of other income related to the decrease in the fair value of warrant liabilities. Other expense of $4.8 million for the six months ended June 30, 2019 consisted of $2.4 million of other expense related to the increase in the fair value of our convertible promissory notes, $1.3 million of other expense related to the increase in the fair value of warrant liabilities, $0.9 million of interest expense on our outstanding convertible promissory notes, $0.3 million of interest expense on outstanding commercial bank debt, partially offset by $0.1 million of interest income.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$14,859	$2,772	$12,087
In-process research and development	—	78,897	(78,897)
General and administrative	5,162	1,345	3,817
Total operating expenses	20,021	83,014	(62,993)
Loss from operations	(20,021)	(83,014)	62,993
Other income (expense):
Interest income	182	101	81
Interest expense	(1,262)	(1,137)	(125)
Change in fair value of warrant liabilities	—	(1,284)	1,284
Change in fair value of convertible promissory notes	—	(2,428)	2,428
Other income (expense)	—	—	—
Total other income (expense)	(1,080)	(4,748)	3,668
Net loss	$(21,101)	$(87,762)	$66,661

Research and Development Expenses. Research and development expenses were $14.9 million and $2.8 million for the three months ended June 30, 2020 and 2019, respectively. The increase of $12.1 million consisted of $9.6 million of clinical trial costs and $0.6 million of CMC costs related to vonoprazan, $1.4 million of personnel-related expenses, $0.2 million of consulting expenses, $0.1 million of expenses related to regulatory requirements, and $0.2 million of other operating expenses.

General and Administrative Expenses. General and administrative expenses were $5.2 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively. The increase of $3.8 million was due to increases of $1.6 million in professional services expenses for accounting, audit, tax, valuation and other services, $1.5 million in personnel-related expenses, $0.7 million of insurance premiums related to general operating matters, and $0.1 million of other operating expenses, partially offset by a $0.1 million decrease in legal fees.

Other Income (Expense). Other expense of $1.1 million for the three months ended June 30, 2020 consisted of $1.3 million of interest expense on outstanding commercial bank debt and interest income of $0.2 million. Other expense of $4.8 million for the three months ended June 30, 2019 consisted of $2.4 million of other expense related to the increase in the fair value of our convertible promissory notes, $1.3 million of other expense related to the increase in the fair value of warrant liabilities, $0.9 million of interest expense on our outstanding convertible promissory notes, $0.3 million of interest expense on outstanding commercial bank debt, partially offset by $0.1 million of interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2020, we had cash and cash equivalents of $247.3 million.

Commercial Bank Debt

On May 14, 2019, we entered into the Loan Agreement with Silicon Valley Bank, or SVB, as administrative and collateral agent, and lenders SVB and WestRiver Innovation Lending Fund VIII, L.P. We borrowed $25.0 million, Term Loan A, at the inception of the Loan Agreement and the additional $25.0 million, Term Loan B, in March 2020, which we collectively refer to as the Term Loans. As of June 30, 2020, we had outstanding Term Loans of $50.0 million and accrued interest of $0.3 million.

The Term Loans bear interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% (5% at June 30, 2020) or 7.25%. Under the original Loan Agreement, the monthly payments consisted of interest-only through May 31, 2021.  Pursuant to the first amendment to the Loan Agreement entered into on March 11, 2020, the interest-only payment period was extended either (i) until December 31, 2021, if we receive positive data from our Phase 3 clinical trial in H. pylori infection sufficient to file a new drug application, or NDA, with the FDA; or (ii) until November 30, 2022, if we receive positive data from our Phase 3 clinical trials in both indications for vonoprazan sufficient to file an NDA with the FDA; provided, in each case, that we had drawn down an additional $25.0 million, Term Loan B, pursuant to the Loan Agreement.  Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024.

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

The Loan Agreement contains certain customary affirmative and negative covenants and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding our operating accounts. The negative covenants include, among others, limitations on our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by us would begin to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB, as collateral agent. As of June 30, 2020, we were in compliance with all applicable covenants under the Loan Agreement.

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

On May 7, 2019, we entered into a note purchase agreement under which we issued an aggregate of $90.3 million of May 2019 Notes resulting in gross proceeds to us of $87.8 million in cash and $2.4 million related to the exchange of the Frazier Notes. Including the conversion of the Frazier Notes, Frazier purchased $20.0 million of the May 2019 Notes. The May 2019 Notes bore an interest at a rate of 6% per annum and were subordinated to borrowings under our Loan Agreement. Immediately prior to the completion of our IPO on October 29, 2019, the May 2019 Notes automatically converted into 6,107,918 shares of common stock, representing the outstanding principal and interest of the May 2019 notes at the date of automatic conversion.

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for approximately the next 24 months. We expect our current cash and cash equivalents will allow us to complete our ongoing Phase 3 clinical trials of vonoprazan for the treatment of erosive esophagitis and H. pylori infection. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•

the initiation, type, number, scope, results, costs, and timing of our clinical trials of vonoprazan and preclinical studies or clinical trials of other potential product candidates we may choose to pursue in the future, including feedback received from regulatory authorities;

•	delays and cost increases as a result of COVID-19;
•	the costs and timing of manufacturing for vonoprazan or any future product candidates, including commercial scale manufacturing if any product candidate is approved;
•	the costs, timing and outcome of regulatory review of vonoprazan or any future product candidates;
•	the costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development personnel;
•	the timing and amount of the milestone or other payments we must make to Takeda and any future licensors;
•	the costs and timing of establishing or securing sales and marketing capabilities for vonoprazan or any future product candidate;
•	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•	the terms and timing of establishing and maintaining collaborations, licenses, and other similar arrangements; and
•	costs associated with any products or technologies that we may in-license or acquire.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change
Net cash provided by (used in):
Operating activities	$(20,761)	$(6,018)	$(14,743)
Investing activities	(733)	(25,118)	24,385
Financing activities	25,000	113,174	(88,174)
Net increase (decrease) in cash	$3,506	$82,038	$(78,532)

Operating Activities

Net cash used in operating activities was approximately $20.8 million and $6.0 million for the six months ended June 30, 2020 and 2019, respectively. The net cash used in operating activities for the six months ended June 30, 2020 was due to approximately $39.3 million spent on ongoing research and development and general and administrative activities, partially offset by a $18.5 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $10.4 million decrease in prepaid clinical activities, and a $8.3 million increase in accounts payable and accrued expenses in support of the growth in our operating activities, partially offset by a $0.2 million increase in other long-term assets. The net cash used in operating activities for the six months ended June 30, 2019 was due to approximately $6.3 million spent on ongoing research and development and general and administrative activities, partially offset by a $0.3 million net change in operating assets and liabilities . The net change in operating assets and liabilities related to a $1.0 million increase in accrued interest on our outstanding convertible promissory notes and commercial bank debt and a $0.9 million increase in accounts payable and accrued expenses in support of the growth in our operating activities, partially offset by a $1.6 million increase in prepaid clinical activities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was primarily due to the cash we paid for acquiring property, plant and equipment. Net cash used in investing activities for the six months ended June 30, 2019 was primarily due to the cash we paid, including transaction costs, to acquire the Takeda License.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was due to our commercial bank debt proceeds of $25.0 million related to the Term Loan B drawdown. Net cash provided by financing activities for the six months ended June 30, 2019 was $113.2 million, due to $88.3 million of net proceeds from our issuance of convertible promissory notes and $24.9 million of net proceeds from our commercial bank debt.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the six months ended June 30, 2020 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Form 10-K.

On March 16, 2020, we drew down the additional $25.0 million Term Loan B. As of June 30, 2020, we had outstanding Term Loans of $50.0 million and accrued interest of $0.3 million.

On May 5, 2020, the Company entered into a Commercial Supply Agreement with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product. The Company has a minimum purchase obligation of approximately $2.5 million related to this agreement.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2019 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2020.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2019 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business has been impacted by, and is subject to further risks arising from, epidemic diseases such as the recent global outbreak of  COVID-19.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, including our CROs, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. In March 2020, in view of efforts to combat COVID-19, as well as then-current guidance from the American Society of Gastrointestinal Endoscopy limiting endoscopies, which are required in both of our Phase 3 trials, we announced a pause in randomization of new patients in our Phase 3 trials.  In June 2020, we announced that we restarted randomization of new patients in each our trials, however, it is not possible at this time to estimate the full impact that COVID-19 will have on our business. The continued spread of COVID-19 and the measures taken by the governments of countries affected could, in addition to the disruption of our clinical trial randomization, disrupt the supply chain and the manufacture or shipment of drug substance and finished drug product for vonoprazan for use in our clinical trials, cause patients to discontinue the trial, adversely affecting our trial results, ultimately lead to a discontinuation of the trials prior to their completion, and impede our future clinical trial recruitment, testing, monitoring, data collection and analysis and other related activities, which could delay our ongoing clinical trials, increase development costs and have a material adverse effect on our business, financial condition and results of operations. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in our 2019 Form 10-K. COVID-19 and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which COVID-19 impacts our expected clinical and regulatory timelines and other results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the virus and the actions to contain its impact or treat it.

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

As of June 30, 2020, the net proceeds from our initial public offering have been applied as follows: $21.7 million towards the clinical development of vonoprazan and $12.9 million towards working capital and general corporate purposes.

Issuer Repurchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

Not Applicable.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1

3.2	Amended and Restated Bylaws	8-K	10/29/19	3.2

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase shares of common stock issued to Takeda Company Limited, dated May 7, 2019	S-1	9/30/19	4.2

4.3	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.4	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.5	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

4.6	Description of Registered Securities	10-K	12/31/19	4.6

10.1§	Commercial Supply Agreement, by and between Takeda Pharmaceuticals Company Limited and the Company, dated as of April 30, 2020				X

10.2#	Employment Letter Agreement, dated June 25, 2020, by and between Todd Branning and the Company	8-K	7/13/20	10.1

10.3#	Form of Stock Option Grant Notice and Stock Option Agreement under the Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan				X

10.4#	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan				X

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Report Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Presentation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
§	Portions of this exhibit have been omitted for confidentiality purposes.
#	Indicates management contract or compensatory plan.
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

PHATHOM PHARMACEUTICALS, INC.

Date:	August 6, 2020	By:	/s/ Terrie Curran
Terrie Curran
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 6, 2020	By:	/s/ Todd P. Branning
Todd P. Branning
Chief Financial Officer
(Principal Financial and Accounting Officer)

