Form 10-Q
period 2020-09-30
Phathom Pharmaceuticals, Inc.
filed 2020-11-10
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, the registrant had 28,964,506 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$226,361	$243,765
Prepaid expenses and other current assets	800	11,836
Total current assets	227,161	255,601
Property, plant and equipment, net	862	463
Operating lease right-of-use assets	2,485	933
Other long-term assets	381	181
Total assets	$230,889	$257,178

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $331 and $200, respectively)	$4,788	$699
Accrued expenses (including related party amounts of $415 and $308, respectively)	16,593	2,319
Accrued interest	302	156
Current portion of long-term debt	5,556	—
Operating lease liabilities, current	431	161
Warrant liabilities	—	413
Total current liabilities	27,670	3,748

Long-term debt, net of discount	41,062	22,777
Operating lease liabilities	1,644	635
Other long-term liabilities	4,125	2,063
Total liabilities	74,501	29,223

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares — 400,000,000; issued shares — 28,964,506; outstanding shares — 25,916,093 at September 30, 2020 and 24,728,258 at December 31, 2019, respectively	3	2
Additional paid-in capital	488,151	484,372
Accumulated deficit	(331,766)	(256,419)
Total stockholders’ equity	156,388	227,955
Total liabilities and stockholders’ equity	$230,889	$257,178

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development (includes related party amounts of $1,023, $207, $1,676, and $207 respectively)	$25,770	$4,469	$56,494	$7,670
In-process research and development	—	—	—	78,897
General and administrative (includes related party amounts of $62, $156, $139, and $174, respectively)	7,060	1,813	16,732	3,955
Total operating expenses	32,830	6,282	73,226	90,522

Loss from operations	(32,830)	(6,282)	(73,226)	(90,522)

Other income (expense):
Interest income	15	429	1,075	530
Interest expense (includes related party amounts of $0, $(302), $0 and $(498), respectively)	(1,286)	(1,990)	(3,286)	(3,138)
Change in fair value of warrant liabilities (includes related party amounts of $0, $(57,754), $0 and $(59,031), respectively)	—	(57,776)	95	(59,060)
Change in fair value of convertible promissory notes (includes related party amounts of $0, $(732), $0, and $(1,053), respectively)	—	(2,486)	—	(4,928)
Other income (expense)	(4)	(7)	(5)	(7)
Total other income (expense)	(1,275)	(61,830)	(2,121)	(66,603)
Net loss	$(34,105)	$(68,112)	$(75,347)	$(157,125)
Net loss per share, basic and diluted	$(1.02)	$(9.30)	$(2.29)	$(22.87)
Weighted-average shares of common stock outstanding, basic and diluted	33,366,237	7,326,090	32,946,128	6,871,471

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	24,728,258	$2	$484,372	$(256,419)	$227,955
Conversion of Lender Warrants into equity	—	—	318	—	318
Vesting of restricted shares	425,295	—	—	—	—
Stock-based compensation	—	—	563	—	563
Net loss	—	—	—	(20,141)	(20,141)
Balance at March 31, 2020	25,153,553	$2	$485,253	$(276,560)	$208,695
Vesting of restricted shares	460,859	1	—	—	1
Stock-based compensation	—	—	828	—	828
Net loss	—	—	—	(21,101)	(21,101)
Balance at June 30, 2020	25,614,412	$3	$486,081	$(297,661)	$188,423
Vesting of restricted shares	301,681	—	—	—	—
Stock-based compensation	—	—	2,070	—	2,070
Net loss	—	—	—	(34,105)	(34,105)
Balance at September 30, 2020	25,916,093	$3	$488,151	$(331,766)	$156,388

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2018	—	—	$2	$(1,288)	$(1,286)
Merger of entities under common control into the Company	6,760,334	—	—	—	—
Vesting restrictions placed on previously issued and outstanding common stock	(3,373,408)	—	—	—	—
Issuance of common stock	1,491,072	—	—	—	—
Vesting of restricted shares	1,054,192	—	—	—	—
Net loss	—	—	—	(1,251)	(1,251)
Balance at March 31, 2019	5,932,190	$—	$2	$(2,539)	$(2,537)
Issuance of common stock in connection with license agreement	1,084,000	—	5,885	—	5,885
Vesting of restricted shares	203,078	—	—	—	—
Stock-based compensation	—	—	29	—	29
Net loss	—	—	—	(87,762)	(87,762)
Balance at June 30, 2019	7,219,268	$—	$5,916	$(90,301)	$(84,385)
Vesting of restricted shares	201,721	—	—	—	—
Stock-based compensation	—	—	36	—	36
Net loss	—	—	—	(68,112)	(68,112)
Balance at September 30, 2019	7,420,989	$—	$5,952	$(158,413)	$(152,461)

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(75,347)	$(157,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217	2
Stock-based compensation	3,461	66
Amortization of debt discount	904	243
Acquired in-process research and development	—	78,897
Change in fair value of warrant liabilities (includes related party amounts of $0 and $59,031, respectively)	(95)	59,060
Change in fair value of convertible promissory notes (includes related party amounts of $0 and $1,053, respectively)	—	4,928
Other	158	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes the change in related party amounts of $0, and $17, respectively)	11,034	(3,147)
Accounts payable and accrued expenses (includes the change in related party amounts of $238, and $186, respectively)	18,506	1,603
Accrued interest (includes the change in related party amounts of $0 and $483, respectively)	146	2,347
Operating right-of-use asset and lease liabilities	(272)	—
Other long-term assets	(200)	—
Net cash used in operating activities	(41,488)	(13,126)

Cash flows from investing activities
Cash paid for purchased in-process research and development	—	(25,118)
Cash paid for property, plant and equipment	(916)	(26)
Net cash used in investing activities	(916)	(25,144)

Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	—	(1,299)
Proceeds from issuance of convertible promissory notes	—	88,324
Net proceeds from issuance of long-term debt	25,000	24,850
Net cash provided by financing activities	25,000	111,875
Net (decrease) increase in cash and cash equivalents	(17,404)	73,605
Cash and cash equivalents – beginning of period	243,765	879
Cash and cash equivalents – end of period	$226,361	$74,484

Supplemental disclosure of cash flow information
Interest paid	$2,235	$549
Supplemental disclosure of noncash investing and financing activities
Exchange of accrued interest for convertible promissory notes	$—	$27
Issuance of Takeda Warrants in connection with Takeda License	$—	$47,894
Issuance of common stock in connection with Takeda License	$—	$5,885
Issuance of common stock warrants in connection with long-term debt	$—	$419
Property and equipment purchases included in accounts payable and accrued liabilities	$39	$—
Final interest payment fee	$2,063	$2,063
Operating lease liabilities arising from obtaining right-of-use assets	$1,396	$—
Conversion of Lender Warrants into equity	$318	$—
Unpaid initial public offering costs	$—	$714

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

Liquidity and Capital Resources

From inception to September 30, 2020, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial product candidate, vonoprazan, meeting with regulatory authorities, preparing for and managing the Phase 3 clinical trials of vonoprazan, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and preparation for commercialization of vonoprazan. From inception to September 30, 2020, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt and the sale of 10,997,630 shares of common stock for net proceeds of approximately $191.5 million in its 2019 IPO.

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

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

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

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

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

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liabilities
Balance at December 31, 2019	413
Change in fair value	(95)
Reclassification of Lender Warrants into equity (Note 7)	(318)
Balance at September 30, 2020	$—

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through September 30, 2020.

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

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis. The Company recognizes forfeitures as they occur. The Company also maintains an employee stock purchase program ("ESPP") under which it may issue shares. The Company estimates the fair value of stock options and shares that will be issued under the ESPP using the Black-Scholes option-pricing model, which requires the use of estimates. The Company recognizes stock-based compensation cost for shares that it will issue under the ESPP on a straight-line basis over the requisite service period of the award.

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

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

Net Loss Per Share

For the three and nine months ended September 30, 2019, the net loss per share was recast to include in the numerator the net losses of both the Company and YamadaCo and include in the denominator the weighted-average outstanding shares of both the Company and YamadaCo. Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company included 7,588,000 shares of common stock under its warrant (the “Takeda Warrant”) issued to Takeda Pharmaceutical Company Limited (“Takeda”) in connection with a May 2019 license agreement (see Note 4) in the calculation of basic weighted-average common shares outstanding from the time it became exercisable at the Company’s IPO because the Takeda Warrant is exercisable for little consideration. For the three and nine months ended September 30, 2020, the Company has excluded weighted-average unvested shares of 3,186,269 and 3,606,378, respectively, from the weighted-average number of common shares outstanding, compared to 4,550,428 and 3,342,544, respectively, for the same periods in 2019. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options, warrants and convertible promissory notes. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

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

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

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

2. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Computer equipment and software	$304	$152
Furniture and fixtures	729	306
Leasehold improvements	54	13
	1,087	471
Less: accumulated depreciation	(225)	(8)
Total property, plant and equipment, net	$862	$463

Depreciation expense for the three and nine months ended September 30, 2020 was approximately $88,000 and $217,000, respectively. Depreciation expense for the three and nine months ended September 30, 2019 was approximately $2,000. No property, plant or equipment was disposed of during the nine months ended September 30, 2020 or the year ended December 31, 2019.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued R&D expenses	$13,361	$384
Accrued compensation expenses	2,468	1,052
Accrued professional & consulting expenses	762	478
Accrued other	2	405
Total accrued expenses	$16,593	$2,319

3. Related Party Transactions

Frazier is a principal stockholder of the Company and is represented on the Company’s board of directors. The Company has conducted operations within office space controlled by Frazier and Frazier allocated a portion of the costs associated with this office space to the Company. In addition, Frazier paid for various goods and services, such as employee wages, insurance and expense reimbursements and various administrative services associated with the operations of the Company and charged the Company for those expenses. As of September 30, 2020 and December 31, 2019, the Company had outstanding accounts payable and accrued expenses due to Frazier in the amount of $35,000 and $0.1 million, respectively, related to these shared operating expenses. For the three months ended September 30, 2020 and 2019, the Company incurred $62,000 and $0.2 million, respectively, of shared operating expenses. For the nine months ended September 30, 2020 and 2019, the Company incurred $0.1 million and $0.3 million, respectively, of shared operating expenses. In addition to the shared operating expenses, the Company issued convertible promissory notes to Frazier during 2018 and 2019 (see Note 5).

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

Frazier is a principal stockholder in PCI Pharma Services (“PCI”). In the third quarter of 2019, the Company engaged PCI for clinical manufacturing services. As of September 30, 2020 and December 31, 2019, the Company had $0.6 million and $0.3 million, respectively, outstanding accounts payable and accrued expenses related to these manufacturing services.  For the three and nine months ended September 30, 2020, the Company incurred $0.9 million and $1.5 million, respectively, of expenses related to services performed by PCI. For the three and nine months ended September 30, 2019, the Company incurred $0.2 million of expenses related to services performed by PCI.

Mountain Field LLC (“Mountain Field”) is an entity owned by the chairman of the Company’s board of directors. During 2019, the Company charged Mountain Field for certain rent and payroll related expenses. These shared expenses were allocated based on usage of the related facilities and time incurred by personnel. For the nine months ended September 30, 2019, the Company charged Mountain Field  $0.1 million for shared expenses. There were no such expenses for the three month periods ended September 30, 2019 and 2020 or the nine months ended September 30, 2020.

Takeda became a common stockholder of the Company in connection with the May 2019 license agreement (see Note 4). In conjunction with this license, Takeda provides proprietary supplies for the Company’s ongoing clinical development of vonoprazan in addition to the exclusive license for the commercialization of vonoprazan in the United States, Canada and Europe. As of September 30, 2020 and December 31, 2019, the Company had $22,000 and $0.1 million, respectively, in outstanding accounts payable and accrued expenses related to these supply services. The Company did not have any such expenses incurred for the three and nine months ended September 30, 2020 and 2019 related to services performed by Takeda.

On May 5, 2020, the Company entered into a Commercial Supply Agreement (the “Commercial Supply Agreement”) with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product. Pursuant to the Commercial Supply Agreement, Takeda has agreed to supply the Company with and the Company has agreed to purchase from Takeda certain quantities of vonoprazan bulk drug product according to approved specifications at a fixed price per batch of bulk drug product in order to commercialize vonoprazan in accordance with the Takeda License. Unless terminated earlier, the term of the Commercial Supply Agreement extends for a period of two years from the date the Company places an order for bulk drug product for the first commercial launch of vonoprazan in any jurisdiction in the licensed territory, provided that this two-year period will expire no later than December 31, 2023. The Commercial Supply Agreement will terminate immediately upon the termination of the Takeda License in accordance with its terms. As of September 30, 2020, the Company had $0.1 million in outstanding accounts payable and accrued expenses related to these bulk drug product costs. For the three and nine months ended September 30, 2020, the Company incurred $0.1 million of expenses related to the Commercial Supply Agreement. The Company has a remaining minimum purchase obligation of approximately $2.4 million related to this agreement.

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

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

5. Convertible Promissory Notes

Frazier Convertible Note Financing

From January 2018 to April 2019, the Company issued convertible promissory notes to Frazier (the “Frazier Notes”) for an aggregate of $2.4 million and bearing interest at per annum rates ranging from 1.68% to 2.55%. Of the Frazier Notes, $1.9 million were issued in 2018 and $0.5 million were issued in April 2019. Due to certain embedded features within the Frazier Notes, the Company elected to account for these notes and all their embedded features under the fair value option. The Company recorded changes in the fair value of the Frazier Notes in the statements of operations until May 2019, when the Frazier Notes and related accrued interest were exchanged, at their then fair value of $2.4 million, for the convertible promissory notes issued by the Company in May 2019 (the “May 2019 Notes”). For the nine months ended September 30, 2019, the Company recognized $50,000  of other income in the statements of operations related to decreases in the fair value of the Frazier Notes. For the nine months ended September 30, 2019, the Company recognized  $15,000 of interest expense in connection with the Frazier Notes. No interest expense or changes in fair value related to the Frazier Notes were recorded in the three months ended September 30, 2019, as the Frazier Notes were exchanged in May 2019. The Company did not have any such expenses incurred for the three and nine months ended September 30, 2020 in connection with the Frazier Notes.

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

6. Lease Commitments

As of September 30, 2020, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with remaining lease terms of 4.6 years and 4.9 years, respectively. Both operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the three and nine months ended September 30, 2020 was approximately $0.2 million and $0.4 million, respectively. There was no rent expense for the three and nine months ended September 30, 2019.

The following table summarizes supplemental balance sheet information related to the operating leases as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
Assets:
Operating lease right-of-use assets	2,485	933
Total right-of-use assets	$2,485	$933

Liabilities:
Operating lease liabilities, current	431	161
Operating lease liabilities, non-current	1,644	635
Total operating lease liabilities	$2,075	$796

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

As of September 30, 2020, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2020	$120
2021	490
2022	503
2023	516
2024	529
Thereafter	342
Total minimum lease payments	$2,500

Less: amount representing interest	(425)
Present value of operating lease liabilities	2,075
Less: operating lease liabilities, current	(431)
Operating lease liabilities	$1,644

Weighted-average remaining lease term (in years)	4.81
Weighted-average incremental borrowing rate	7.25%

Operating cash flows for the nine months ended September 30, 2020 included $0.8 million in cash payments for operating leases, $0.6 million of which were prepaid lease payments. There were no lease costs for the nine months ended September 30, 2019.

7. Debt

Total debt consists of the following (in thousands):

September 30, 2020
Long-term debt, current portion	$5,556
Long-term debt, non-current portion	44,444
Unamortized debt discount	(3,382)
Total debt, net of debt discount	$46,618

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

The Term Loans bear interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% (5% at September 30, 2020) or 7.25%. Under the original Loan Agreement, the monthly payments consisted of interest-only through May 31, 2021. On March 11, 2020, the Company entered into the first amendment (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the interest-only payment period was extended either (i) until December 31, 2021, if the Company receives positive data from its Phase 3 clinical trial in H. pylori infection sufficient to file a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”); or (ii) until November 30, 2022, if the Company receives positive data from its Phase 3 clinical trials in both indications for vonoprazan sufficient to file an NDA with the FDA; provided, in each case, that the Company had drawn down an additional $25.0 million, Term Loan B, pursuant to the Loan Agreement. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024. In addition, the Company is obligated to pay a final payment fee of 8.25% of the original principal amount of the Term Loans. As of September 30, 2020, the aggregate final payment fee for the Term Loans of $4.1 million has been recorded as an other long-term liability.

The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.0% of the then outstanding principal balance and payment of a pro rata portion of the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

The borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, excluding intellectual property and certain other assets. The Loan Agreement includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding its operating accounts. The negative covenants include, among others, limitations on the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. The Loan Agreement also contains customary events of default, including bankruptcy, the failure to make payments when due, and a material adverse change. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company would begin to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB, as collateral agent. As of September 30, 2020, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

The initial $0.4 million fair value of the Lender Warrants, the $4.1 million final payment fee and $0.2 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loans. During the three and nine months ended September 30, 2020, the Company recognized $1.3 million and $3.3 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement, compared to $0.6 million and $0.9 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the Company had outstanding Term Loans of $50.0 million and accrued interest of $0.3 million.

Future minimum principal and interest payments under the Term Loans, including the final payment fee, as of September 30, 2020 are as follows (in thousands):

Year ending December 31:
2020	$916
2021	13,219
2022	19,065
2023	17,840
2024	11,198
Total principal and interest payments	62,238
Less interest and final payment fee	(12,238)
Total term loan borrowings	$50,000

8. Stockholders’ Equity

Common Stock

In March 2019, subsequent to the Merger, the Company sold 1,491,072 shares of the Company’s common stock to Frazier.

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending in March 2023. The fair value of the founder shares at the date the repurchase right was granted is being recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of September 30, 2020, 1,581,285 shares of common stock were subject to repurchase by the Company and the associated repurchase liability was not significant. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

In May 2019, the Company issued Takeda 1,084,000 shares of common stock in connection with the Takeda License.

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

For the period from January 1, 2019 to May 6, 2019, the Company issued 2,524,852 shares of common stock to various employees and consultants of the Company for aggregate proceeds of approximately $1,000. Upon issuance, these shares were subject to a repurchase option by the Company at the original purchase price of the shares. The repurchase rights generally lapse as to 25% of the shares on the first anniversary of the vesting commencement date, and the repurchase right lapses as to 1/48th of the shares each one-month period thereafter, subject to the purchaser remaining continuously an employee, consultant or director of the Company. In November 2019, the Company repurchased 17,560 shares at the original purchase price for an aggregate purchase price of $5.20. As of September 30, 2020, 1,467,128 shares remain available for repurchase by the Company and the associated repurchase liability was not significant.

On October 29, 2019, upon completion of the IPO, the Company sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share. The net proceeds were approximately $191.5 million, after deducting underwriting discounts, commissions and offering costs.

A summary of the Company’s unvested shares is as follows:

Balance at December 31, 2019	4,236,248
Share vesting	(1,187,835)
Balance at September 30, 2020	3,048,413

For accounting purposes, unvested shares of common stock are considered issued, but not outstanding until they vest.

Common stock reserved for future issuance consists of the following:

September 30, 2020
Common stock warrants	7,604,446
Stock options and performance-based awards outstanding	2,740,255
Shares available for issuance under the 2019 Incentive Plan	2,518,853
Shares available for issuance under the ESPP Plan	559,645
Balance at September 30, 2020	13,423,199

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of September 30, 2020, and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

2019 Incentive Award Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Existing Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Existing Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. The Company initially had 2,700,000 shares of common stock available for issuance under the 2019 Plan, of which, 1,134,977 stock options were granted and 204,750 performance-based units were granted during the nine months ended September 30, 2020. As of September 30, 2020, 2,518,853 shares remain available for issuance, which includes the annual increase of 1,158,580 shares that were authorized on January 1, 2020.

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

Performance-based Units

In July 2020, the Company granted 204,750 performance-based stock units (“PSU”) whereby vesting depends upon the approval by the U.S. Food and Drug Administration ("FDA") of vonoprazan for H. pylori and then, or concurrent with, erosive esophagitis. As of September 30, 2020, the PSU milestones had not been achieved.  As of September 30, 2020, no related compensation cost had been recognized. The following table summarizes PSU activity under the 2019 Incentive Award Plan during the nine months ended September 30, 2020.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2019	—	$—
Granted	204,750	32.06
Vested	—	—
Forfeited	—	—
Unvested balance at September 30, 2020	204,750	$32.06

As of September 30, 2020, there was approximately $6.6 million of related unrecognized compensation cost, which will begin to be recognized when vesting is probable.

Employee Stock Purchase Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors. As of September 30, 2020, 559,645 shares of common stock remain available for issuance, which includes the annual increase of 289,645 shares that were authorized on January 1, 2020.

The ESPP is considered a compensatory plan, and the Company recorded related stock-based compensation of $0.1 million for the three and nine months ended September 30, 2020. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Nine Months Ended September 30,
	2020	2019
Assumptions:
Expected term (in years)	1.00	—
Expected volatility	76.25%	—
Risk free interest rate	0.15%	—
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards during 2020 was $13.66. As of September 30, 2020, the total unrecognized compensation expense related to the ESPP was $0.4 million, which is expected to be recognized over a weighted-average period of approximately 1 year.

As of September 30, 2020, no shares of common stock had been issued under the ESPP.

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

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements − (Continued)

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	1,400,528	$9.10	9.69	$30,874
Options granted	1,134,977	32.14
Options exercised and shares vested	—	—
Options cancelled	—	—
Balance at September 30, 2020	2,535,505	$19.41	9.27	$43,767
Options exercisable as of September 30, 2020	141,367	$12.58	8.98	$3,405

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2020 was $18.68. As of September 30, 2020, the Company had $24.7 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.8 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Nine Months Ended September 30,
	2020	2019
Assumptions:
Expected term (in years)	5.23	6.07
Expected volatility	56.24%	60.17%
Risk free interest rate	0.36%	1.58%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expense	$604	$8	$842	$8
General and administrative expense	1,466	29	2,619	58
Total	$2,070	$37	$3,461	$66

9. Subsequent Event

On November 10, 2020, the Company entered into an Open Market Sale AgreementSM  with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of its common stock having an aggregate sales proceeds of up to $125.0 million, from time to time, through an at-the-market equity offering program under which Jefferies acts as sales agent.

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

Despite the pause in randomization, we expect to complete enrollment of the erosive esophagitis trial in the fourth quarter of 2020, and of the H. pylori trial in the first quarter of 2021.  In addition, we expect that topline data from the H. pylori trial will be available in the second quarter of 2021 and topline data from the erosive esophagitis trial will be available in the second half of 2021, and that the successful completion of our Phase 3 clinical trials, together with the existing clinical data, will support regulatory submissions in 2021 and 2022 for marketing approval for the treatment of H. pylori infection and erosive esophagitis, respectively. However, our assumptions used to determine expected timelines for clinical trials and regulatory filings may not be correct due to a number of factors, including the uncertainties regarding COVID-19 and its potential further impact on our operations and clinical trials,  and we may experience delays in the completion of such trials beyond our expected timelines and resulting delays in the filing of our regulatory submissions. Any delays in the completion of our clinical trials and regulatory filings or disruption in our supply chain could have a material adverse effect on our business, financial condition and results of operations.

In addition to our focus on the well-being of physicians and other staff at the clinical trial sites and the patients currently participating in our trials, we are actively working with each study site to implement measures to avoid study protocol violations, to minimize any disruption of treatment visits, to accommodate for other patient visit delays caused by limited access to healthcare facilities, to continue monitoring and supporting patients leveraging alternative methods (e.g., phone or virtual visits), and to properly record protocol violations and other information that may be related to COVID-19.  In this respect, we are also incorporating recent direction and flexibility provided by regulatory authorities, including the FDA in its March 2020 Guidance (updated September 21, 2020) entitled “FDA Guidance on Conduct of Clinical Trials of Medicinal Products during COVID-19.” This guidance is continually being updated by the FDA and updates can be found on the FDA’s website at www.fda.gov. In addition, we may refer to guidance documents provided by other regulatory agencies, such as, for example, the European Medicines Agency’s “Implications of coronavirus disease (COVID-19) on methodological aspect of ongoing clinical trials” found on www.ema.europe.eu, which are also continually being updated. We will continue to evaluate the impact of COVID-19 on our business and as additional information and guidance about its impact on our industry is available.

As of September 30, 2020, we received agreement from FDA on our proposed initial Pediatric Study Plans for the treatment of H. pylori infection and for the healing of erosive esophagitis and relief of heartburn, and maintenance of erosive esophagitis and relief of heartburn.  We also received, in October 2020, a positive opinion from the European Paediatric Committee on the agreement of a Paediatric Investigational Plan for the treatment of gastroesophageal reflux disease and the treatment of H. pylori infection.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, preparing for and managing our Phase 3 clinical trials of vonoprazan, and providing other general and administrative support for these operations. Our operations to date have been funded primarily through the issuance of convertible promissory notes, commercial bank debt, and the proceeds from our initial public offering, or IPO. From our inception through September 30, 2020, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes in 2019, $50.0 million of commercial bank debt, and net proceeds from our IPO of $191.5 million from the sale of 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share, after deducting underwriting discounts, commissions and offering costs. As of September 30, 2020, we had cash and cash equivalents of $226.4 million. Based on our current operating plan, and subject to the potential delays and cost increases resulting from the evolving COVID-19 pandemic, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the second half of 2022.

We do not have any products approved for sale and have incurred net losses since our inception. Our net losses for the nine month periods ended September 30, 2020 and 2019 were $75.3 million and $157.1 million, respectively.  As of September 30, 2020, we had an accumulated deficit of $331.8 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities, and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance vonoprazan through clinical trials, seek regulatory approval for vonoprazan, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for vonoprazan, protect our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

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

Interest Expense

Interest expense consists of interest on our outstanding commercial bank debt at a floating per annum interest rate which was 7.25% as of September 30, 2020, and amortization of the commercial bank debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred, and the obligation to make a final payment fee.

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

Results of Operations

Comparison of the Nine months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$56,494	$7,670	$48,824
In-process research and development	—	78,897	(78,897)
General and administrative	16,732	3,955	12,777
Total operating expenses	73,226	90,522	(17,296)
Loss from operations	(73,226)	(90,522)	17,296
Other income (expense):
Interest income	1,075	530	545
Interest expense	(3,286)	(3,138)	(148)
Change in fair value of warrant liabilities	95	(59,060)	59,155
Change in fair value of convertible promissory notes	—	(4,928)	4,928
Other income (expense)	(5)	(7)	2
Total other income (expense)	(2,121)	(66,603)	64,482
Net loss	$(75,347)	$(157,125)	$81,778

Research and Development Expenses. Research and development expenses were $56.5 million and $7.7 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $48.8 million consisted of $39.9 million of clinical trial costs and $2.5 million of chemistry manufacturing and controls (“CMC”) costs related to vonoprazan, $4.2 million of personnel-related expenses, $1.0 million of consulting expenses, $0.5 million of expenses related to regulatory requirements, and $0.7 million of other operating expenses.

In-Process Research and Development Expenses. We had no in-process research and development expenses for the nine months ended September 30, 2020. The $78.9 million of in-process research and development expenses for the nine months ended September 30, 2019 consisted of the purchase price for the research and development assets we acquired as part of the Takeda License.

General and Administrative Expenses. General and administrative expenses were $16.7 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $12.7 million was due to increases of $6.0 million in personnel-related expenses, $4 million in professional services expenses for accounting, audit, tax, valuation and other services, $2.1 million of insurance premiums related to general operating matters, $0.2 million of consulting expenses, and $0.5 million of other operating expenses, partially offset by a $0.1 million decrease in legal fees related to corporate and intellectual property matters. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $2.1 million for the nine months ended September 30, 2020 consisted of $3.3 million of interest expense on outstanding commercial bank debt partially offset by $1.1 million of interest income and $0.1 million of other income related to the decrease in the fair value of warrant liabilities. Other expense of $66.6 million for the nine months ended September 30, 2019 consisted of $59.1 million of other expense related to the increase in the fair value of warrant liabilities, $4.9 million of other expense related to the increase in the fair value of our convertible promissory notes, $2.2 million of interest expense on our outstanding convertible promissory notes, $0.9 million of interest expense on outstanding commercial bank debt, partially offset by $0.5 million of interest income.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$25,770	$4,469	$21,301
General and administrative	7,060	1,813	5,247
Total operating expenses	32,830	6,282	26,548
Loss from operations	(32,830)	(6,282)	(26,548)
Other income (expense):
Interest income	15	429	(414)
Interest expense	(1,286)	(1,990)	704
Change in fair value of warrant liabilities	—	(57,776)	57,776
Change in fair value of convertible promissory notes	—	(2,486)	2,486
Other income (expense)	(4)	(7)	3
Total other income (expense)	(1,275)	(61,830)	60,555
Net loss	$(34,105)	$(68,112)	$34,007

Research and Development Expenses. Research and development expenses were $25.8 million and $4.5 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $21.3 million consisted of $17.5 million of clinical trial costs and $1.4 million of CMC costs related to vonoprazan, $1.6 million of personnel-related expenses, $0.2 million of consulting expenses, $0.2 million of expenses related to regulatory requirements, and $0.4 million of other operating expenses.

General and Administrative Expenses. General and administrative expenses were $7.1 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $5.2 million was due to increases of $1.2 million in professional services expenses for accounting, audit, tax, valuation and other services, $3.0 million in personnel-related expenses, $0.7 million of insurance premiums related to general operating matters, $0.2 million in consulting fees and $0.1 million in legal fees. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $1.3 million for the three months ended September 30, 2020 consisted of interest expense on outstanding commercial bank debt. Other expense of $61.8 million for the three months ended September 30, 2019 consisted of $57.7 million of other expense related to the increase in the fair value of warrant liabilities, $2.5 million of other expense related to the increase in the fair value of our convertible promissory notes, $1.4 million of interest expense on our outstanding convertible promissory notes, $0.6 million of interest expense on outstanding commercial bank debt, partially offset by $0.4 million of interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2020, we had cash and cash equivalents of $226.4 million.

Commercial Bank Debt

On May 14, 2019, we entered into the Loan Agreement with Silicon Valley Bank, or SVB, as administrative and collateral agent, and lenders SVB and WestRiver Innovation Lending Fund VIII, L.P. We borrowed $25.0 million, Term Loan A, at the inception of the Loan Agreement and the additional $25.0 million, Term Loan B, in March 2020, which we collectively refer to as the Term Loans. As of September 30, 2020, we had outstanding Term Loans of $50.0 million and accrued interest of $0.3 million.

The Term Loans bear interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% (5% at September 30, 2020) or 7.25%. Under the original Loan Agreement, the monthly payments consisted of interest-only through May 31, 2021.  Pursuant to the first amendment to the Loan Agreement entered into on March 11, 2020, the interest-only payment period was extended either (i) until December 31, 2021, if we receive positive data from our Phase 3 clinical trial in H. pylori infection sufficient to file a new drug application, or NDA, with the FDA; or (ii) until November 30, 2022, if we receive positive data from our Phase 3 clinical trials in both indications for vonoprazan sufficient to file an NDA with the FDA; provided, in each case, that we had drawn down an additional $25.0 million, Term Loan B, pursuant to the Loan Agreement.  Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024.

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

The Loan Agreement contains certain customary affirmative and negative covenants and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding our operating accounts. The negative covenants include, among others, limitations on our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by us would begin to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB, as collateral agent. As of September 30, 2020, we were in compliance with all applicable covenants under the Loan Agreement.

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

At-the-Market-Offering

On November 10, 2020, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $125.0 million through the Sales Agent (the “ATM Offering”).  Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 to be filed on November 10, 2020, following such time as the registration statement is declared effective by the SEC.  We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time.

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the second half of 2022. We expect our current cash and cash equivalents will allow us to complete our ongoing Phase 3 clinical trials of vonoprazan for the treatment of erosive esophagitis and H. pylori infection. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by (used in):
Operating activities	$(41,488)	$(13,126)	$(28,362)
Investing activities	(916)	(25,144)	24,228
Financing activities	25,000	111,875	(86,875)
Net increase (decrease) in cash	$(17,404)	$73,605	$(91,009)

Operating Activities

Net cash used in operating activities was approximately $41.5 million and $13.1 million for the nine months ended September 30, 2020 and 2019, respectively. The net cash used in operating activities for the nine months ended September 30, 2020 was due to approximately $70.7 million spent on ongoing research and development and general and administrative activities, partially offset by a $29.2 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $11 million decrease in prepaid clinical activities, and an $18.4 million increase in accounts payable and accrued expenses in support of the growth in our operating activities, partially offset by a $0.2 million increase in other long-term assets. The net cash used in operating activities for the nine months ended September 30, 2019 was due to approximately $13.9 million spent on ongoing research and development and general and administrative expenses, partially offset by a $0.8 million net change in operating assets and liabilities. The net change in operating assets and liabilities related to a $2.3 million increase in accrued interest on our outstanding convertible promissory notes and commercial bank debt and a $1.6 million increase in accounts payable and accrued expenses in support of the growth in our operating activities, partially offset by a $3.1 million increase in prepaid clinical activities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was primarily due to the cash we paid for acquiring property, plant and equipment. Net cash used in investing activities for the nine months ended September 30, 2019 was primarily due to the cash we paid, including transaction costs, to acquire the Takeda License.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was due to our commercial bank debt proceeds of $25.0 million related to the Term Loan B drawdown. Net cash provided by financing activities for the nine months ended September 30, 2019 was $111.9 million, due to $88.3 million of net proceeds from our issuance of convertible promissory notes, $24.9 million of net proceeds from our commercial bank debt and offset by $1.3 million in issuance costs related to the IPO.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the nine months ended September 30, 2020 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Form 10-K.

On March 16, 2020, we drew down the additional $25.0 million Term Loan B. As of September 30, 2020, we had outstanding Term Loans of $50.0 million and accrued interest of $0.3 million.

On May 5, 2020, the Company entered into a Commercial Supply Agreement with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product. The Company incurred $0.1 million of expenses related to the Commercial Supply Agreement through the nine months ended September 30, 2020. The Company has a remaining minimum purchase obligation of approximately $2.4 million related to this agreement.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2019 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2020.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2019 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K, other than as previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

As of September 30, 2020, the net proceeds from our initial public offering have been applied as follows: $37.6 million towards the clinical development of vonoprazan and $18.0 million towards working capital and general corporate purposes.

Issuer Repurchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

Not Applicable.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

On November 10, 2020, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $125.0 million through the Sales Agent (the “ATM Offering”).

Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Sales Agents may sell the shares by methods deemed to be an “at the market offering” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market or any other existing trading market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. Subject to the terms and conditions of the Sales Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable law and regulations, to sell the shares from time to time, based upon our instructions. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 to be filed on November 10, 2020, following such time as the registration statement is declared effective by the SEC.

We will pay the Sales Agent a commission for its services in acting as agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold.  We have also agreed to provide Jefferies with customary indemnification and contribution rights. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the Sales Agreement, a copy of which will be filed as Exhibit 1.2 to our Registration Statement on Form S-3 filed on November 10, 2020 with the SEC and is incorporated herein by reference.

Item 6.Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1

3.2	Amended and Restated Bylaws	8-K	09/25/2020	3.2

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase shares of common stock issued to Takeda Company Limited, dated May 7, 2019	S-1	9/30/19	4.2

4.3	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.4	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.5	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

4.6	Description of Registered Securities	10-K	12/31/19	4.6

10.1†	Amendment No. 1 to Takeda License Agreement, dated September 21, 2020				X

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Report Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Presentation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

†

Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

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

PHATHOM PHARMACEUTICALS, INC.

Date:	November 10, 2020	By:	/s/ Terrie Curran
Terrie Curran
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 10, 2020	By:	/s/ Todd P. Branning
Todd P. Branning
Chief Financial Officer
(Principal Financial and Accounting Officer)