Form 10-K
period 2020-12-31
Phathom Pharmaceuticals, Inc.
filed 2021-03-30
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $552.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $32.91 per share.

As of March 26, 2021, the registrant had 31,321,613 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PHATHOM PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2020

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

Item 1. Business

Overview

We are a late clinical-stage biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our initial product candidate, vonoprazan, is an oral small molecule potassium-competitive acid blocker, or P-CAB. P-CABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan has shown rapid, potent, and durable anti-secretory effects and has demonstrated clinical benefits over the current standard of care as a single agent in the treatment of gastroesophageal reflux disease, or GERD, and in combination with antibiotics for the treatment of Helicobacter pylori, or H. pylori, infection. Takeda Pharmaceutical Company Limited, or Takeda, developed vonoprazan and has received marketing approval in fourteen countries in Asia and Latin America. Vonoprazan generated approximately $650 million in net sales in its fifth full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda.

We believe we can leverage Takeda’s extensive clinical data, including results from 19 Phase 3 clinical trials, to advance vonoprazan through pivotal trials in the United States and Europe. We initiated two pivotal Phase 3 clinical trials in the fourth quarter of 2019 for vonoprazan: one for the treatment of erosive GERD (PHALCON-EE), also known as erosive esophagitis, or EE, and a second for the treatment of H. pylori infection (PHALCON-HP). In March 2020, due to global efforts to combat the coronavirus, COVID-19 pandemic, we announced a temporary pause in randomization of new patients in our Phase 3 trials. In June 2020, we announced that we had recommenced randomization of new patients in both of our Phase 3 trials. Despite the pause, we completed patient enrollment in PHALCON-EE in November 2020 and in PHALCON-HP in January 2021, and we expect to report top-line data from PHALCON-EE in the second half 2021 and from PHALCON-HP in the second quarter of 2021. We believe that the successful completion of our Phase 3 clinical trials, together with the existing clinical data, will support regulatory submissions in 2021 and 2022 for marketing approval for the treatment of H. pylori infection and erosive esophagitis, respectively. In August 2019, we received qualified infectious disease product, or QIDP, and Fast Track designations from the U.S. Food and Drug Administration, or FDA, for vonoprazan tablets in combination with amoxicillin tablets and clarithromycin tablets and with amoxicillin tablets alone, for the treatment of H. pylori infection. In November 2020, we requested additional QIDP and Fast Track designations to include amoxicillin capsules in addition to amoxicillin tablets. The FDA granted these additional Fast Track designations and advised us that the request for additional QIDP designations for these products remains under review. QIDP designation provides potential eligibility for priority review and extension of any regulatory exclusivity awarded, if approved. Vonoprazan has the potential to be the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years.

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

Approximately 15% to 45% of GERD patients remain inadequately treated with PPIs. In the treatment of H. pylori infection, the standard of care consists of a combination of a PPI and at least two oral antibiotics. However, increasing antibiotic resistance has resulted in declining eradication rates with PPI-based therapy. We believe these unmet medical needs are in part driven by limitations associated with the mechanism of action and pharmacokinetics of PPIs.

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

Vonoprazan has demonstrated clinical advantages over the PPI lansoprazole in the treatment of erosive esophagitis and H. pylori infection in completed Phase 3 clinical trials conducted in Japan and other Asian countries.

Erosive esophagitis.  In two Phase 3 clinical trials conducted in Japan assessing vonoprazan versus lansoprazole in the healing and maintenance of healing of erosive esophagitis, vonoprazan met its primary endpoint in demonstrating non-inferiority to lansoprazole. In a post hoc analysis of the healing trial, vonoprazan demonstrated faster healing and a superior overall healing rate compared to lansoprazole in patients with more severe erosive esophagitis. After two weeks of treatment, 88% of erosive esophagitis patients with more severe disease were healed after treatment with vonoprazan versus 64% with lansoprazole (p=0.0008). In the maintenance of healing trial, vonoprazan demonstrated lower recurrence rates of erosive esophagitis six months after treatment versus lansoprazole across all grades of severity of erosive esophagitis. Vonoprazan achieved a 2% recurrence rate compared to 17% for lansoprazole (p<0.0001).

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

Our Strategy

Our mission is to improve the lives of people suffering from gastrointestinal diseases. Our strategy is initially focused on developing and commercializing vonoprazan as a potential first-in-class P-CAB in the United States, Europe, and Canada for the treatment of acid-related GI diseases. Key elements of this strategy include:

•

Advance the clinical development of vonoprazan in erosive esophagitis and H. pylori infection and seek marketing approval.  We believe we can leverage the existing clinical data and post-marketing experience, as well as our management team’s experience with vonoprazan, to advance vonoprazan through our pivotal Phase 3 clinical trials. We initiated single pivotal Phase 3 clinical trials of vonoprazan in each of erosive esophagitis and H. pylori infection in the fourth quarter of 2019. In November 2020, we completed enrollment in our erosive esophagitis trial, and expect to report top-line data from that trial in the second half of 2021. In January 2021, we completed enrollment in our H. pylori treatment trial, and expect to report top-line data from that trial in the second quarter of 2021. If the trials are successful, we anticipate submitting regulatory applications for marketing approval for the treatment of H. pylori infection in the second half of 2021 and for erosive esophagitis in the first half of 2022. If approved by the FDA as a new chemical entity, vonoprazan would receive a five-year period of marketing exclusivity within the United States and QIDP designation could extend the U.S. marketing exclusivity for an additional five years.

•

Commercialize vonoprazan in the United States. We plan to independently commercialize vonoprazan, if approved, in the United States by building a leading specialty gastroenterology commercial infrastructure to support the adoption of vonoprazan. We believe we can successfully launch vonoprazan in the United States with a focused specialty sales force targeting prescribers of treatments for H. pylori and GERD, particularly gastroenterologists. Prescriptions for treatments for H. pylori and GERD are both highly concentrated, with approximately 20% of physicians writing approximately 70% of the prescriptions for each of these conditions. We believe we have an opportunity to achieve significant share of voice and exposure to physicians given the scarcity of actively marketed anti-secretory medicines. Given the limitations of PPIs and current unmet need, we believe the commercial opportunity for vonoprazan is substantial.

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

•

Expand the development of vonoprazan across indications, dosing regimens, and alternative formulations and packaging.  Non-erosive reflux disease, or NERD, is a major subcategory of GERD and is characterized by reflux-related symptoms in the absence of esophageal mucosal erosions. We plan to pursue development of vonoprazan for NERD as both an on-demand and as a continuously dosed therapy for patients with NERD. We anticipate initiating a Phase 2 clinical trial in mid-2021 evaluating various doses of vonoprazan as an on-demand therapy. Although we have not yet finalized the design of our Phase 3 NERD trials, we plan to initiate a Phase 3 development program evaluating vonoprazan as a continuous therapy for NERD, and, subject to the results from the Phase 2 trial, as an on-demand therapy. In addition to NERD, we plan to pursue vonoprazan lifecycle extension strategies in areas with clear unmet need, clinical rationale, and commercial justification. These strategies may include: (i) additional indications, including treatment of gastric ulcers and duodenal ulcers, Barrett’s esophagus, and eosinophilic esophagitis; and (ii) alternative formulations and packaging, such as orally disintegrating tablets and other oral dosage forms for patients with difficulty swallowing, and an intravenous formulation for in-hospital applications. Additionally, we believe that vonoprazan has the ideal profile for an OTC product because of the potential for on-demand symptom relief and a well-tolerated safety profile.

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

History of Pharmaceutical Agents for Control of Gastric Acid

PPI Limitations

While PPIs provide clinically meaningful symptom relief and healing for millions of patients suffering from acid-related GI diseases, they are inadequate for many patients. The suboptimal anti-secretory profile of PPIs results in slow onset of symptom relief, breakthrough nighttime or postprandial heartburn, and treatment failure. A recent population-based survey with over 70,000 participants in the United States showed that 55% of patients who reported having GERD symptoms were taking PPIs, with 68% taking them daily, and 54% of daily PPI users reported persistent symptoms. This is consistent with earlier studies that have shown that approximately 15% to 45% of GERD patients are inadequately treated with PPIs, experiencing persistent, troublesome symptoms, such as heartburn and regurgitation. In approximately two-thirds of symptomatic GERD patients, reflux symptoms are not adequately controlled after the first dose of a PPI, and nearly 50% of patients still suffer from symptoms three days later. Given these limitations, more than 20% of GERD patients on PPI therapy take their PPI twice daily, which is not FDA approved, or purchase OTC heartburn treatments in addition to their prescription medicine. In a survey of approximately 1,000 GERD patients and 1,000 physicians, approximately one third of GERD patients reported persistent symptoms and were dissatisfied with PPI therapy and 35% of physicians perceived patients as somewhat satisfied to completely dissatisfied with PPI treatment. In addition, in July 2020, we conducted a U.S. market research study of 150 gastroenterologists and 152 primary care physicians who treat GERD. Of the surveyed physicians 38% reported their patients are not compliant on PPI therapy because they are not satisfied with efficacy.

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

Improved Onset and Potency of pH Control of Vonoprazan vs. Esomeprazole at Day 1 and Day 7

This improved potency and duration of pH control with vonoprazan, as measured by time above pH 4.0, was evident not only at Day 1, but also at Day 7 when esomeprazole had reached its steady state (see table below).

Improved Time Above pH 4.0 of Vonoprazan vs. Esomeprazole at Day 1 and Day 7

Vonoprazan for the Potential Treatment of Acid-Related GI Diseases

Given the shortcomings of PPI therapy, we believe that there is a significant unmet medical need for a safe and effective anti-secretory agent with rapid, potent, and durable activity. Vonoprazan was developed in markets outside of the United States by Takeda through an extensive clinical program, including 19 Phase 3 clinical trials. As of December 2020, over 7,000 subjects were exposed to vonoprazan in completed and ongoing clinical trials. In head-to-head Phase 3 trials versus a PPI, vonoprazan demonstrated faster onset of healing in more severe erosive esophagitis patients, lower recurrence rates of erosions in erosive esophagitis patients across all levels of severity, and a superior eradication rate in combination with antibiotics in patients with H. pylori infection than PPI-based triple therapy. Vonoprazan received marketing approval in Japan in late 2014 and generated approximately $650 million in net sales in its fifth full year on the market in Japan. In the fourth quarter of 2019, we initiated a single pivotal Phase 3 clinical trial of vonoprazan in each of erosive esophagitis and H. pylori infection. In March 2020, due to global efforts to combat the COVID-19 pandemic, we paused randomization of new patients in our Phase 3 trial. Despite this pause, we completed enrollment of our erosive esophagitis trial in November 2020 and of our H. pylori trial in January 2021. We expect to report top-line data from our H. pylori trial in the second quarter of 2021, and our erosive esophagitis trial in the second half of 2021, and if successful, submit regulatory applications for marketing approval for the treatment of H. pylori infection in the second half of 2021 and for erosive esophagitis in the first half of 2022.

Vonoprazan in GERD

Based on the significant unmet medical need, previous Phase 3 trial results, and commercial potential, we have prioritized the development of vonoprazan in GERD in:

•	the healing of erosive esophagitis and relief of heartburn; and
•	the maintenance of healing of erosive esophagitis and relief of heartburn.

We also plan to initiate our first Phase 2 trial in symptomatic non-erosive GERD, or NERD, in the second quarter of 2021.

GERD Disease Overview

GERD is one of the most prevalent diseases of any kind and is the most prevalent GI disease, affecting approximately 20% of the U.S. population and approximately 15% of the European population. We estimate there are approximately 65 million individuals with GERD in the United States and 50 million individuals with GERD in the EU5. GERD is a disease that develops when the reflux of acidic stomach contents into the esophagus causes troublesome symptoms and/or complications, and the term covers a spectrum of diseases, the main categories of which are erosive esophagitis and non-erosive reflux disease. These diseases are detailed below:

•

Erosive esophagitis:  Approximately 30% of GERD patients have erosive esophagitis, which is classified by erosions in the gastric mucosa caused by acidic reflux of stomach contents into the esophagus. Erosive esophagitis is commonly graded by the Los Angeles classification system, which characterizes the extent of erosions in the esophagus and is graded on a scale of increasing severity from A to D, with D being the most severe. Approximately 20% to 30% of erosive esophagitis patients have the more severe Los Angeles Class C or D disease. Erosive esophagitis can have serious consequences. If left untreated, esophagitis may develop into peptic stricture, Barrett’s esophagus or esophageal cancer.

•

Non-erosive reflux disease (NERD):  Approximately 70% of GERD patients have NERD, which is classified by an endoscopically normal esophagus, but abnormal gastric acid exposure in the esophagus and persistent symptoms.

GERD patients typically present with heartburn and reflux symptoms. Based on these symptoms, patients are typically treated first-line with PPIs prior to a diagnostic endoscopy for specific disease classification of erosive esophagitis or NERD. Clinical guidelines suggest that endoscopy be performed in patients who continue to have symptoms despite a four- to-eight-week course of daily PPIs or have alarm symptoms, including GI bleeding, anemia, weight loss, chest pain, or difficult or painful swallowing. Our market research suggests that most patients are treated empirically based on symptoms rather than based on endoscopic characterization of disease.

GERD Treatment Paradigm

Approximately 80% of GERD patients are pharmacologically treated with prescription or OTC medications. PPIs are currently the most effective anti-secretory agents available in the United States and Europe for relieving GERD symptoms and healing erosions in gastric mucosa. Our market research suggests that approximately 80% of patients who are pharmacologically treated receive PPIs, and more than 80% of PPI use is prescription rather than OTC. The majority of PPI use is chronic, with more than 70% of patients prescribed PPIs for daily use. According to IQVIA NDTI, there were approximately 6.8 billion PPI doses prescribed for the 12 months ended October 31, 2020.

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

Vonoprazan has the potential to be the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years. Our U.S. market research survey reported that 55% to 60% of physicians believed that vonoprazan has demonstrated superior efficacy in the healing and maintenance of healed esophageal erosions compared to existing EE treatments, provides faster onset of action compared to existing GERD treatments, and has superior duration and magnitude of gastric pH control compared to existing GERD treatments.

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

In a second multicenter, randomized, double-blind, parallel-group Phase 3 clinical trial in China, Malaysia, Taiwan, and Korea, 703 patients with healed erosive esophagitis, 20.6% of whom had Los Angeles Grade C or D disease prior to EE healing, were randomized to receive vonoprazan 10 mg QD, vonoprazan 20 mg QD, or lansoprazole 15 mg QD for 24 weeks. The primary endpoint was the percent of patients with recurrence of erosive esophagitis at Week 24 as assessed by endoscopy. Recurrence rates were 25.5% for lansoprazole 15 mg QD, 13.3% for vonoprazan 10 mg QD, and 12.3% for vonoprazan 20 mg QD. Both doses of vonoprazan were superior to lansoprazole in preventing endoscopic recurrence (95% confidence interval of treatment difference of -20.3% to -4.3% for vonoprazan 10mg QD as compared to lansoprazole 15mg QD and -21.3% to -5.3% for vonoprazan 20 mg QD as compared to lansoprazole 15mg QD. Among Los Angeles Grade C or D patients, recurrence rates were 41.7% for lansoprazole 15 mg QD, 28.2% for vonoprazan 10 mg QD, and 12.5% for vonoprazan 20 mg QD. The 20 mg dose of vonoprazan was superior to lansoprazole in preventing endoscopic recurrence in Grade C or D patients (95% confidence interval of treatment difference of -48.9% to -9.4% for vonoprazan 20 mg QD as compared to lansoprazole 15mg QD).

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

We have enrolled over 1,000 patients with endoscopically confirmed erosive esophagitis in this clinical trial, of which the more severe patients, Los Angeles Class C or D patients were targeted to comprise 30% of the subjects. The clinical trial has both a healing phase and a maintenance phase. As patients are re-randomized between the healing phase and the maintenance phase, each phase will be analyzed independently and have independent primary and secondary endpoints.

•

Healing phase:  During the healing phase, patients were randomized 1:1 to receive either vonoprazan 20 mg QD or lansoprazole 30 mg QD for up to eight weeks. The lansoprazole 30 mg QD dose is recommended in the FDA prescribing information for lansoprazole. The primary endpoint for this phase is the percentage of patients with complete healing of erosive esophagitis by Week 8 as assessed by endoscopy with a primary analysis of non-inferiority. Key secondary endpoints include: the percentage of patients with complete healing of erosive esophagitis at Week 2; percentage of patients with Los Angeles Class C or D erosive esophagitis disease with complete healing at Week 2 and Week 8; percentage of patients with onset of sustained heartburn relief by Day 3 of treatment; and the percentage of 24-hour heartburn free days over the healing phase.

17

•

Maintenance phase:  Patients with complete healing of erosive esophagitis at Week 2 or Week 8 in the healing phase are re-randomized 1:1:1 into the maintenance phase. During this phase, patients receive either vonoprazan 10 mg QD, vonoprazan 20 mg QD, or lansoprazole 15 mg QD for 24 weeks. The lansoprazole 15 mg QD dose is recommended in the FDA prescribing information for the maintenance of healing indication. The primary endpoint for this phase is the percentage of patients who maintain complete healing after 24 weeks as assessed by endoscopy with a primary analysis of non-inferiority. If non-inferiority is demonstrated, then an analysis for superiority will also be performed. Key secondary endpoints include the percentage of patients with Los Angeles Class C or D erosive esophagitis disease who maintain complete healing after 24 weeks and the percentage of 24-hour heartburn free days over the maintenance phase.

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

Design for PHALCON-EE Phase 3 Erosive Esophagitis Clinical Trial

We expect to report top-line data from this trial in the second half of 2021 and, if successful, file a regulatory submission for marketing approval in the first half of 2022.

Our Development Program in Symptomatic Non-Erosive Reflux Disease (NERD)

We believe that there is opportunity to broadly position vonoprazan’s use in GERD with an indication in symptomatic NERD, in addition to an indication in erosive esophagitis. We plan to develop vonoprazan in NERD with both daily and on-demand, or as-needed, dosing regimens. NERD patients do not have esophageal erosions which require chronic treatment to prevent recurrence of erosions and its potential sequelae. We believe the rapid onset of action of vonoprazan may enable on-demand use for the management of heartburn in NERD patients as an alternative to chronic daily treatment with PPIs.

Takeda conducted two Phase 3 multicenter, randomized, double-blind, parallel group trials with vonoprazan in Japanese patients with endoscopically confirmed NERD. In the first clinical trial, vonoprazan demonstrated a significant reduction in symptom severity versus placebo (p=0.0139), and in the second trial, vonoprazan demonstrated a faster onset of symptom relief versus placebo (p=0.0003). However, the studies did not show a statistically significant difference in the primary endpoint of proportion of days over a 4-week period without heartburn between vonoprazan and placebo (p=0.0504 and p=0.0643). We believe that the design of these trials may have contributed to their results. For example, the first trial, which studied vonoprazan 10 mg and 20 mg, included a 1-week single blind antacid run-in period where patients were instructed to take antacids after each meal, 3 times per day. Only those patients who did not respond to the antacid treatment were randomized into the double-blind portion of the trial. We believe this design unintentionally enriched the study with patients with non-acid related, or functional disease. In contrast, none of the PPI placebo-controlled continuous dosing studies that were used for U.S. registration employed an antacid run-in period. A high number of subjects suffering from functional heartburn might explain the unusually low response rates seen in this trial both for placebo (7%) and the vonoprazan test regimens

(10-12%). In addition, nearly 40% of all patients in this study did not experience a single heartburn free day during the 4 weeks of the study, which in our view is suggestive of a highly prevalent functional heartburn patient population.

In the second study, the single-blind run-in period was changed to be a placebo run-in, where responders would not be eligible for double-blind period; added a specific exclusion criterion for functional heartburn; reduced the diary collection period from twice daily to once daily; and dropped the 20 mg dose choosing to study the 10 mg dose. In contrast to the first study, this study produced historically high placebo response rate (62%). Nevertheless, the data in this study show a clearer benefit of vonoprazan (73%) over placebo than the first study. While the primary endpoint of heartburn free days missed significance (p= 0.0643) due to the high placebo response, we believe this study shows that vonoprazan demonstrates improvement in NERD compared to placebo. We believe that reducing the diary to once daily may have contributed to a higher placebo response, and that not including the 20 mg dose prevented this trial from having its best chance at succeeding.

The Japanese PPI NERD trials have generally seen higher placebo response rates and reduced effect sizes than the U.S. PPI NERD counterpart studies. We think this is related to regional variations in identifying true heartburn over other GI related symptoms. Accordingly, we have decided to conduct our initial NERD study only at sites located in the United States.

In a Phase 2 clinical trial in European patients with NERD who were partial responders to high dose PPIs, vonoprazan did not demonstrate superiority versus esomeprazole in the primary endpoint of the percentage of heartburn free days over the four-week treatment period. As was the case with the NERD trials conducted by Takeda in Japanese patients, we believe this result may have been due to inclusion of patients with GI disorders unrelated to acid.

On-Demand Dosing

We believe the rapid onset of action of vonoprazan may enable on-demand, or as needed, use for the relief of symptoms as an alternative to chronic daily treatment in NERD. In an open-label, investigator-sponsored clinical trial in Japan in NERD, the effectiveness of vonoprazan as an on-demand therapy was compared to that of daily PPI therapy with a number of different PPIs. In this clinical trial, patients utilized approximately 80% fewer doses of vonoprazan compared to PPIs but demonstrated similar levels of patient satisfaction. We plan to initiate a Phase 2 trial evaluating vonoprazan in on-demand treatment of NERD in the second quarter of 2021. The clinical objective of this dosing approach is rapid relief of an active heartburn episode that also lasts a minimum of a full day. In our NERD studies, we plan to emphasize the exclusion of confirmed or suspected functional heartburn patients. For this Phase 2 study, this will be further enhanced by using a 4-week vonoprazan run-in period and randomizing responders to the double-blind period. In addition, our Phase 2 on-demand study will evaluate a range of doses in order to determine the lowest effective dose that achieves the most rapid and durable relief. We also plan to employ modern digital diary collection tools.

Design for Phase 2 NERD Clinical Trial

We expect to report topline date from this clinical trial in the first half of 2022.

Continuous Dosing

We also plan on conducting a Phase 3 study evaluating vonoprazan continuous, or daily, dosing for the treatment of NERD. Our plans are to explore both vonoprazan10 mg and 20 mg doses in the Phase 3 continuous dosing study, like our ongoing Phase 3 study in erosive esophagitis. Although we have not yet finalized the design of our Phase 3 NERD trials, we anticipate the primary endpoint of this trial will be the percentage of twenty-four-hour heartburn-free days, which is the same endpoint used in Phase 3 trials for PPIs that are approved for the treatment of NERD.

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

H. pylori eradication rates from the 1990s have fallen to current rates of <80% due to increasing antibiotic resistance. In 2017, the World Health Organization (WHO) listed H. pylori among the 16 antibiotic-resistant bacteria that pose the greatest threat to human health and designated H. pylori as a Class 1 carcinogen, meaning that it is a definite known cause of cancer. In 2014, the FDA added H. pylori to the agency’s list of qualifying pathogens that have the potential to pose a serious threat to public health under the GAIN Act. We believe that vonoprazan-based treatment regimens have the potential to restore eradication rates to their original rates in the United States and Europe given the clinical and post-marketing experience in the Japanese market.

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

H. pylori MIC90 Values as a Function of pH

A triple therapy regimen (PPI, clarithromycin, and either amoxicillin or metronidazole) is the regimen most commonly used in clinical practice for the first-line treatment of H. pylori infection. However, H. pylori eradication rates with PPI triple therapy in the 1990s have fallen to current levels of <80%, primarily due to increased resistance of H. pylori to clarithromycin and metronidazole. A recent meta-analysis indicates that U.S. resistance rates measured from 2012 to 2016 were 20% for clarithromycin, 29% for metronidazole, and 19% for levofloxacin. These figures represent a marked increase from 2009 to 2011 for both clarithromycin and metronidazole, for which resistance was 9% for clarithromycin, 21% for metronidazole, and 11% for levofloxacin. H. pylori resistance to amoxicillin remains low despite its use in most triple therapy regimens; resistance is generally <2% among isolates in the United States and Europe. There is a similar trend of increasing resistance to key antibiotics in Europe.

Given the declining eradication rates for H. pylori, quadruple therapy is recommended as first-line treatment in areas with known high rates of clarithromycin or metronidazole resistance; however, our U.S. market research study reported that physicians prescribe quadruple therapy to only 17% of first-line patients. Due predominantly to considerations of convenience and patient compliance, approximately 80% physicians surveyed in our market research expressed a preference for convenience, or combination packs compared to individual bottles for both dual and triple therapy. Further, geographic patterns of resistance in the United States are poorly understood and treatment is largely empiric, with susceptibility testing rarely conducted prior to first-line treatment. Our U.S. market research study reported that only 8% and 16% of physicians conduct resistance testing prior to prescribing treatment for first-line and second-line H. pylori infection, respectively.

In our U.S. market research study, physicians highlighted the need for more effective and simpler first-line treatment options. For the treatment of H. pylori infection, surveyed physicians highlighted the need for improved eradication rates and more convenient dosing as key unmet needs. Over 50% of surveyed physicians agreed that vonoprazan dual or triple therapy provided a superior eradication rate in patients with clarithromycin-resistant H. pylori, and, on average, 48% and 47% reported a preference to use vonoprazan first line in patients with H. pylori infection, and patients with refractory H. pylori infection, respectively.

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

Our H. pylori Phase 3 Program

We initiated PHALCON-HP, a Phase 3 clinical trial of vonoprazan for the treatment of H. pylori infection in the fourth quarter of 2019, and completed enrollment in January 2021. We have enrolled over 975 patients with H. pylori infection as assessed by 13C-urea breath test in this clinical trial. The clinical trial will compare vonoprazan dual therapy and vonoprazan triple therapy regimens each head-to-head with a standard of care lansoprazole triple therapy regimen. Patients will be randomized in a 1:1:1 manner into the three treatment arms as follows:

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

Design for PHALCON-HP Phase 3 H. pylori Clinical Trial

We expect to report top-line data from this trial in the second quarter of 2021 and, if successful, file a regulatory submission for marketing approval in the second half of 2021.

Convenience Pack for H. pylori.

We plan initially to seek regulatory approval for vonoprazan for the treatment of H. pylori infection as a pre-packaged convenience or combination pack with either clarithromycin and amoxicillin or amoxicillin alone. Convenience packs have the potential to improve patient adherence and treatment outcomes, and we believe there is a meaningful market opportunity for such a product. In the United States, PrevPac was formerly marketed as a pre-packaged convenience pack of lansoprazole, clarithromycin, and amoxicillin and achieved peak sales of $150 million. In Japan, vonoprazan is marketed both as a stand-alone medicine as well as in pre-packaged convenience packs with either clarithromycin and amoxicillin (Vonosap) or metronidazole and amoxicillin (Vonopion).

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

Comparative Pharmacodynamics of Vonoprazan in Japanese and non-Japanese Subjects

Summary of Vonoprazan Safety Data

Safety in Clinical Studies

As of December 2020, over 7,000 subjects have been exposed to vonoprazan in completed and ongoing Phase 1 to 3 clinical trials. The doses studied have ranged from 1 to 120 mg with durations up to one year. The most commonly reported adverse events, or AEs, in the clinical development program for vonoprazan, as reflected in the Japanese prescribing information published by Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, were diarrhea, constipation, nausea, elevated liver enzymes, rash, and eosinophilia. All such events had an incidence rate of less than 5.0% other than diarrhea in the treatment of H. pylori, which had an incidence rate of 10.6% in combination with antibiotics. No dose-related increase in treatment-emergent AEs, or TEAEs, or serious AEs was observed. The safety profile of vonoprazan and incidence of TEAEs, drug-related TEAEs, and TEAEs leading to drug discontinuation were similar between vonoprazan and lansoprazole across studies.

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

Vonoprazan Post-Marketing Safety in Japan and Asia

The most recent post-marketing safety report from December 2020 includes an estimate of over 50 million patients who have received vonoprazan in Japan and other countries in Asia since its launch. Based on the post-marketing experience, the clinically significant adverse reactions section of the Japanese prescribing information for vonoprazan was updated to include shock, anaphylaxis, hepatic impairment, skin reactions such as toxic epidermal necrolysis, Steven-Johnson syndrome, and erythema multiforme; and events of pancytopenia, agranulocytosis, leukocytopenia, and thrombocytopenia. The incidence of these reactions was considered extremely rare (less than 1 in 100,000 patients) and a causal relationship to vonoprazan could not be ruled out. Although serious hepatic adverse events have been observed among patients exposed to vonoprazan in Japan in the post-marketing setting, these cases were typically confounded by comorbidities or other concomitant medications and believed to be idiosyncratic reactions. Post-marketing safety data, including the December 2020 post-marketing safety report, has been submitted to the PMDA.

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

Vonoprazan was subsequently approved in Japan in February 2016 for the treatment of H. pylori in combination packs with antibiotics (Vonosap Pack 400, Vonosap Pack 800, and Vonopion Pack), as VOCINTI in the Philippines (October 2017), Singapore (March 2018), Thailand (July 2018), Argentina (September 2018), Peru (September 2018), South Korea (March 2019), Taiwan (March 2019), Malaysia (May 2019), Ecuador (December 2019), China (December 2019), Indonesia (February 2020), as INZELM in Brazil (March 2020), and DENZIZA in Mexico (December 2020). Vonoprazan is currently under review for approval by regulatory authorities in additional countries in Latin America and Asia.

Vonoprazan Commercialization in Japan

Vonoprazan was approved in Japan in December 2014. In its fifth full year on the market, vonoprazan generated approximately $650 million in net sales in Japan, a 24% increase over the prior year. In addition, in the quarter ended December 31, 2020, vonoprazan generated over $214 million in net sales, a 16% increase over the corresponding quarter from the prior fiscal year.

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

Vonoprazan Commercial Opportunity and Strategy

The market for prevention and treatment of acid-related GI diseases in the United States and Europe is large. There were approximately 6.8 billion PPI doses prescribed for the 12 months ended October 31, 2020. We estimate that there are approximately 65 million individuals with GERD in the United States and 50 million individuals with GERD in the EU5, of whom 15% to 45% are inadequately treated with PPIs. In addition, we estimate that there are approximately 115 million individuals in the United States infected with H. pylori, of which 2.5 million are treated each year, and 145 million individuals in the EU5 infected with H. pylori.

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

In July 2020, we conducted a U.S. market research study which surveyed 150 gastroenterologists and 152 primary care physicians who treat GERD and H. Pylori. For the treatment of GERD, 55% to 60% of physicians believed that vonoprazan has demonstrated superior efficacy in the healing and maintenance of healed esophageal erosions compared to existing EE treatments, provides faster onset of action compared to existing GERD treatments, and has superior duration and magnitude of gastric pH control compared to existing GERD treatments. For the treatment of H. pylori infection, surveyed physicians highlighted the need for improved eradication rates and more convenient dosing as key unmet needs. Over 50% of surveyed physicians agreed that vonoprazan dual or triple therapy provided a superior eradication rate in patients with clarithromycin-resistant H. pylori, and, on average, 48% and 47% reported a preference to use vonoprazan first line in patients with H. pylori infection, and patients with refractory H. pylori infection, respectively.

Sales and Marketing

We are in the process of building marketing, sales, and distribution capabilities. We plan to independently commercialize vonoprazan in the United States by building a leading specialty gastroenterology-focused commercial infrastructure to support the adoption of vonoprazan. We believe we can successfully launch vonoprazan in the United States with a focused sales force targeting high prescribers of PPIs, particularly gastroenterologists and primary care physicians. PPI prescribing is highly concentrated with approximately 70% of prescriptions in both H. pylori and erosive esophagitis being written by 20% of the PPI prescribers (approximately 40,000 prescribers), according to IQVIA data. We believe we have an opportunity to achieve significant share of voice and exposure to physicians given the scarcity of actively marketed anti-secretory medicines.

To address the commercial opportunity for vonoprazan in Europe and Canada, we plan to seek one or more partners with existing commercial infrastructure and expertise in these markets.

Additional Vonoprazan Development Opportunities

Indications

While we are initially focused on the development of vonoprazan for the treatment of erosive esophagitis and the treatment of H. pylori infection, and plan on initiating our NERD development program in the second quarter of 2021, we believe there are opportunities to expand the use of vonoprazan to other indications in our licensed territories. For example, in Japan, vonoprazan is also approved for the treatment of gastric ulcers, treatment of duodenal ulcers, prevention of recurrence of gastric ulcer or duodenal ulcer during low-dose aspirin administration, and prevention of recurrence of gastric ulcer or duodenal ulcer during NSAID administration.

In addition to NERD and indications for which vonoprazan is approved in Japan, we believe there are additional opportunities to develop vonoprazan for the treatment of GI diseases.

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

Formulations and Packaging

Orally Disintegrating Tablet.    An orally disintegrating tablet, or ODT, formulation for vonoprazan is currently in development by Takeda. We may conduct one or more Phase 1 trials to support potential approval of the ODT formulation. We believe that the ODT represents a meaningful commercial opportunity for patients with difficulty swallowing, as estimated peak U.S. sales of the lansoprazole ODT formulation were over $450 million.

Intravenous Formulation.    We are exploring the potential to develop an intravenous formulation of vonoprazan for use in acute bleeding, critically ill patients, or other in-hospital applications. Several PPIs have approved intravenous formulations.

Pediatric Formulation.    We are exploring the potential to develop an oral formulation, in addition to an ODT formulation, for pediatric use.

Over the Counter Use

We believe that vonoprazan has the ideal profile for an OTC product, including the potential for on-demand symptom relief and a well-tolerated safety profile. Sales of OTC heartburn relief products in the United States are substantial, constituting a multi-billion-dollar market.

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

We are also aware of other P-CABs in territories outside of the United States that, if developed and approved in our territories, may compete with vonoprazan. Revaprazan is marketed by Yuhan Corporation in South Korea. Tegoprazan is marketed by CJ Healthcare Corp. in South Korea and is currently in development in Japan by RaQualia Pharma, Inc. Daewoong Pharmaceutical Co., Ltd., has filed an application for regulatory approval of fexuprazan in South Korea and plans to commence a Phase 1 clinical trial in China in the first half of 2021, Jeil Pharm has opened a Phase 2 trial in South Korea of its P-CAB candidate, JP-1366, in erosive esophagitis, and Cinclus Pharma AG’s X842 has completed a Phase 1 clinical trial in Europe and is currently in Phase 2 clinical trials. To our knowledge, none of these compounds have demonstrated superiority to PPIs on clinical endpoints.

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

Our patent portfolio, comprising patents and patent applications exclusively licensed to us, is built with a goal of establishing broad protection that generally includes, for the product candidate compound, claims directed to composition of matter, pharmaceutical compositions or formulations, methods of synthesis, and methods of treatment using such pharmaceutical compositions or formulations. As of December 31, 2020, our patent portfolio covering vonoprazan consists solely of exclusively licensed patents and patent applications from Takeda. Subject to the terms of the license agreement we entered into with Takeda on May 7, 2019, or the Takeda License, we have licensed from Takeda exclusive rights in the United States, Europe, and Canada to patents and patent applications covering the composition of matter, formulation, use and/or manufacture of vonoprazan. Our patent portfolio comprises 11 distinct patent families protecting the technology relating to the compound vonoprazan and its synthetic intermediates, methods of synthesizing vonoprazan and related compounds, various formulations of vonoprazan products, as well as methods of treating diseases with vonoprazan and related compounds. As of December 31, 2020, our portfolio consists of approximately 21 issued U.S. patents, 5 pending U.S. applications, 11 issued European patents subsequently validated in individual European countries, 5 pending European applications, 4 issued Canadian patents, and 5 pending Canadian applications. The issued patents and pending applications have nominal expiration dates ranging from 2024 to 2038, without accounting for any available patent term adjustments or extensions. The issued U.S. patent covering the composition of matter of vonoprazan is expected to expire in August 2028, not including patent term extension. The issued U.S. patent covering the formulation of vonoprazan is expected to expire in August 2030, not including patent term extension.

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

Further, patents and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing vonoprazan and any future product candidates and practicing our proprietary technology, and any issued patents may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for vonoprazan and any future product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to vonoprazan and any future product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

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

Further, we have filed for and have received trademark registrations for our company name “Phathom Pharmaceuticals” in the United States, European Union, and other foreign jurisdictions, and are pursuing trademark protection in certain other foreign jurisdictions.

License Agreement with Takeda Pharmaceutical Company Limited

On May 7, 2019, we and Takeda entered into the Takeda License, pursuant to which, Takeda granted us an exclusive, sublicensable (with Takeda’s reasonable consent) license under certain patents and know how relating to vonoprazan and owned or controlled by Takeda during the term of the Takeda License to commercialize vonoprazan products using specified formulations for all human therapeutic uses in the United States, Europe and Canada, and a non-exclusive license under such patents and know how to develop and manufacture such vonoprazan products anywhere in the world (subject to Takeda’s consent as to each country) for the purposes of commercializing the vonoprazan products in the United States, Europe and Canada. We granted Takeda a non-exclusive, royalty-free, sublicensable license under our rights in any patents and know-how that are necessary or useful to enable Takeda to develop and manufacture vonoprazan products anywhere in the world for the purposes of commercialization outside United States, Europe and Canada. We also granted Takeda an exclusive, royalty-free license under our rights in certain patents and know-how owned or controlled by us and necessary for the exploitation of vonoprazan products, in each case for Takeda to commercialize any vonoprazan product outside of the United States, Canada, and Europe and for purposes other than human therapeutic use.

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

With respect to any future product candidates, we expect to continue to rely on third-party contract manufacturers to manufacture clinical supplies and commercial quantities of any approved product. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our relationships with Takeda and Sandoz.

Takeda Commercial Supply Agreement

In April 2020, we entered into a Commercial Supply Agreement with Takeda , or the Takeda Supply Agreement, pursuant to which Takeda will supply us with commercial quantities of vonoprazan bulk drug. Pursuant to the Commercial Supply Agreement, Takeda has agreed to supply us certain quantities of vonoprazan bulk drug product according to approved specifications at a fixed price per batch of bulk drug product in order to commercialize vonoprazan in accordance with the Takeda License. The Takeda Supply Agreement sets forth a minimum and maximum number of batches of vonoprazan bulk drug product that we are required to order each year, and if we do not purchase the minimum number of batches in a year, other than as a result of Takeda’s inability to supply such batches for any reason, or as a result of force majeure, we are required to pay Takeda the amount corresponding to the shortfall. Takeda has no obligation to supply bulk drug product above the maximum number of batches specified in the Takeda Supply Agreement.

In addition, under the Takeda Supply Agreement, Takeda will provide certain services and materials, including vonoprazan drug substance, to support the transfer of technology and Takeda manufacturing know-how to our contract manufacturing organizations, or CMOs, that we designate. Takeda has agreed to negotiate in good faith to provide reasonable additional support, including technical advice and supply of materials, to assist us with technology transfers to the CMOs.

The Takeda Supply Agreement will continue until the earlier of (a) two years from the date we place an order for bulk drug product for the first commercial launch of vonoprazan in any jurisdiction in the United States, Europe or Canada, and (b) December 31, 2023. The Takeda Supply Agreement may be terminated upon written notice by either party if the other party has failed to remedy a material breach within a specified cure period following written notice of such breach. The Takeda Supply Agreement will terminate immediately upon the termination of the

Takeda License in accordance with its terms. We are exploring additional options for commercial supply of vonoprazan bulk tablets and API from other third-party contract manufacturers.

Sandoz Supply and Packaging Agreement

In December 2020, we entered into a Supply and Packaging Services Agreement (with Sandoz GmbH, or the Sandoz Supply Agreement, pursuant to which Sandoz has agreed to supply commercial quantities of amoxicillin capsules and clarithromycin tablets, to package these antibiotics with vonoprazan drug product in finished convenience packs, and to supply us with these convenience packs.

Pursuant to the Sandoz Supply Agreement, we agreed to purchase certain quantities of convenience packs from Sandoz at an agreed upon price per pack. The price per pack is fixed for the first two (2) years following launch of the convenience pack in the United State and may be adjusted thereafter based on Sandoz’s cost increases, subject to an annual cap. The Sandoz Supply Agreement sets forth an annual minimum number of convenience packs that we must purchase each year following launch of the convenience pack product, and if we do not meet the minimum order in a given year, we are required to pay Sandoz the amount corresponding to the shortfall. Sandoz has no obligation to supply convenience packs above a maximum number of packs above a certain percentage of our forecasts. We have agreed to purchase convenience packs, amoxicillin capsules and clarithromycin tablets, in each case intended for sale in the United States, exclusively from Sandoz during the five-year period following launch.

The Sandoz Supply Agreement will continue for five years from launch of the convenience pack in the U.S. and may be terminated effective at the end of the initial five-year term upon written notice by either party prior to the end of the third year following launch. In the absence of such notice, the Sandoz Supply Agreement will extend automatically for an additional three-year period, and thereafter as mutually agreed upon by the parties. The Sandoz Supply Agreement may also be terminated at any time upon written notice by either party for uncured material breach following written notice of such breach.

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

35

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

NDA Review and Approval Process

The results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

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

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

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

Additionally, under the GAIN Act, the FDA may designate a product as a “qualified infectious disease product,” or QIDP. In order to receive this designation, a drug must qualify as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms established and maintained by the FDA under the law. The FDA interprets QIDP designation to apply to a specific drug product, including a specific dosage form of the product. A sponsor must request such designation before submitting a marketing application, and the FDA will respond to a request for QIDP designation within 60 days of the date the FDA receives the request. The GAIN Act permits the FDA to revoke a QIDP designation only if the request for such designation contained an untrue statement of material fact.

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

U.S. Healthcare Fraud and Abuse Laws and Compliance Requirements

In addition to FDA regulation of pharmaceutical products, U.S. federal and state healthcare laws and regulations restrict business practices in the pharmaceutical industry. These laws may impact, among other things, our current and future business operations, including our clinical research activities, and constrain the business or financial arrangements and relationships with healthcare providers and other parties. These laws include anti-kickback and false claims laws, civil monetary penalties laws, and transparency laws regarding drug pricing and payments or other items of value provided to physicians and other healthcare providers.

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

The federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

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

The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. In the United States, there is no uniform policy among payors for coverage or reimbursement. Decisions regarding whether to cover a product, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Since its enactment, there have been judicial and political challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act, are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the Affordable Care Act, will impact the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

The likelihood of implementation of these and other reform initiatives proposed by the former Trump administration is uncertain, particularly in light of the new Biden administration. Moreover, in the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Data privacy and security laws

Pharmaceutical companies may be subject to federal, state and foreign data privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. For example, in the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, and the EU General Data Protection Regulation, or GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital

As of March 1, 2021, we had 55 full-time employees, 9 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Item 1A.Risk Factors

You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition. In this section, we first provide a summary of the more significant risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.

SUMMARY RISKS FACTORS

●	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future;
●	We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it;
●

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations;

●

We currently depend entirely on the success of vonoprazan, which is our only product candidate. If we are unable to advance vonoprazan in clinical development, obtain regulatory approval and ultimately commercialize vonoprazan, or experience significant delays in doing so, our business will be materially harmed;

●

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of prior clinical trials and other investigator-initiated clinical trials of vonoprazan are not necessarily predictive of our future results. Vonoprazan may not have favorable results in our clinical trials, or receive regulatory approval on a timely basis, if at all;

●

Vonoprazan and any future product candidates are subject to extensive regulation and compliance obligations, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize vonoprazan and any future product candidates;

●

We may not be successful in our efforts to expand our pipeline by identifying additional indications and formulations for which to investigate vonoprazan in the future. We may expend our limited resources to pursue a particular indication or formulation for vonoprazan and fail to capitalize on product candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success;

●

We currently have a limited marketing and no sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue;

●

We rely on third parties to conduct our preclinical and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize vonoprazan and our business could be harmed;

●	We currently engage third-party manufacturers for clinical and commercial supplies. The loss of any of these suppliers, or any future single source suppliers, could harm our business;

●

We rely on the Takeda License to provide us rights to develop and commercialize vonoprazan in the United States, Europe, and Canada. If the license agreement is terminated, we would lose our rights to develop and commercialize vonoprazan;

●

If the scope of any patent protection we obtain is not sufficiently broad, if we lose any of our patent protection, or if we are unable to maintain our existing Qualified Infectious Disease Product, or QIDP, designations for vonoprazan tablets in combination with amoxicillin tablets and clarithromycin tablets for the treatment of H. pylori infection and we are unable to obtain additional QIDP designations for vonoprazan tablets with amoxicillin capsules and clarithromycin tablets, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected;

●

The successful commercialization of vonoprazan or any future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue;

●

We are subject to various foreign, federal, and state healthcare and privacy laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition;

●	Our business is subject to risks arising from epidemic diseases, such as the ongoing COVID-19 pandemic;

●

We are highly dependent on the services of our key executives and personnel, and if we are not able to retain these members of our management or recruit additional management, clinical and commercial personnel, our business will suffer; and

●	The trading price of our securities is likely to be volatile, and purchasers of our securities could incur substantial losses.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a late clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2018, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, and conducting our Phase 3 clinical trials of vonoprazan. As a company, we have not yet demonstrated an ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception. If vonoprazan is not successfully developed and approved in the United States, Europe and/or Canada, we may never generate any revenue. We have incurred cumulative net losses since our inception and, as of December 31, 2020, we had an accumulated deficit of $385.5 million. Substantially all of our losses have resulted from expenses incurred in connection with in-licensing and developing vonoprazan and from general and administrative costs associated with our operations. Vonoprazan and any future product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize vonoprazan and seek to identify, assess, acquire, in-license, or develop additional product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials and preclinical studies of vonoprazan and any future product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products. We are only in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we complete our ongoing Phase 3 clinical trials of vonoprazan and commence our NERD development program, seek regulatory approval for, and prepare to commercialize, vonoprazan. In addition, if vonoprazan receives approval and is commercialized, we will be required to make milestone and royalty payments to Takeda, from whom we have in-licensed the rights to develop and commercialize vonoprazan in the United States, Europe, and Canada pursuant to the Takeda License. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or royalty payments. If we obtain regulatory approval for vonoprazan or any future product candidate, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of vonoprazan or any future product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash and cash equivalents will enable us to fund our operations into the fourth quarter of 2022. In particular, we expect that these funds will allow us to complete our ongoing Phase 3 clinical trials of vonoprazan in the treatment of erosive esophagitis and H. pylori infection and seek regulatory approval for those indications, and to initiate and complete our planned Phase 2 trial of vonoprazan in the treatment of NERD. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop vonoprazan or any future product candidates.

Our future capital requirements will depend on many factors, including:

•

the initiation, type, number, scope, results, costs and timing of, our clinical trials of vonoprazan, and preclinical studies or clinical trials of other potential product candidates we may choose to pursue in the future, including feedback received from regulatory authorities;

•	delays and cost increases as a result of the ongoing COVID-19 pandemic;
•	the costs and timing of manufacturing for vonoprazan or any future product candidates, including commercial scale manufacturing if any product candidate is approved;
•	the costs, timing and outcome of regulatory review of vonoprazan or any future product candidates;
•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our business grows, clinical development personnel and commercial personnel;

•	the timing and amount of the milestone or other payments we must make to Takeda and any future licensors;
•	the costs and timing of establishing or securing sales and marketing capabilities if vonoprazan or any future product candidate is approved;
•	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•	the costs associated with any products or technologies that we may in-license or acquire.

Conducting clinical trials and preclinical studies is a time consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, vonoprazan and other potential product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, would initially be derived from sales of vonoprazan, which we do not expect to be commercially available in our licensed territories until 2022, if at all.

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

We currently only have one product candidate, vonoprazan, which we in-licensed from Takeda. Our business presently depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize vonoprazan in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate. We recently completed enrollment in two pivotal Phase 3 clinical trials for vonoprazan: one, in November 2020, for the treatment of erosive esophagitis, and a second, in January 2021, for the treatment of H. pylori infection. Our assumptions about vonoprazan’s development and commercial potential are based in large part on the development and commercial experience of vonoprazan in Japan and other Asian countries. However, our assumptions may prove to be wrong, and we may encounter a materially and adversely different development and commercial experience. The success of vonoprazan will depend on several factors, including the following:

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
•

making and/or maintaining arrangements with Takeda, Sandoz, or any future third-party manufacturers for, or establishing, commercial manufacturing capabilities and receiving/importing commercial supplies approved by FDA and other regulators from Takeda or any future third-party manufacturer;

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

The results from clinical trials or preclinical studies of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while vonoprazan has been studied in an extensive clinical program by Takeda, including 19 Phase 3 clinical trials, we do not know how vonoprazan will perform in future clinical trials, including as a result of differences between the clinical trials conducted to date by Takeda or other third parties and our Phase 3 clinical trial designs. These differences include, among other things: including higher doses of antibiotics and longer duration of treatment and inclusion of a dual therapy arm in our Phase 3 clinical trial for the treatment of H. pylori infection, and conducting a single Phase 3 clinical trial for both the healing and maintenance of erosive esophagitis, rather than two separate trials. Further, the large majority of the clinical development of vonoprazan was conducted in Asian subjects, who naturally have differences in height, weight, drug metabolism, and potentially, acid-secretory capacity from Western populations. Although there are data across two Phase 1 clinical trials in healthy volunteers showing that the vonoprazan pharmacokinetic and pharmacodynamic profile is similar in Japanese and non-Japanese subjects, our clinical trials of vonoprazan in a broader population comprised of patients in the United States and Europe may not yield the same results as prior clinical trials. Additionally, Western patients may be more likely to deviate from clinical trial protocols or drop out of clinical trials than Japanese patients, which may negatively impact the results of our clinical trials. Further, in our Phase 3 clinical trial for the treatment of H. pylori infection, the vonoprazan dual therapy arm will not be double-blinded because patients in this arm will be administered amoxicillin three times daily, versus twice daily for the triple therapy regimens. Both triple therapy regimens will be double-blinded. The inability to double-blind the dual therapy arm may impact the results of this trial and how regulatory agencies or healthcare payors interpret such results. For example, the EMA has noted that it expects additional analyses of treatment compliance and drop-out rates in the dual therapy arm because it will not be double-blinded.

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

Before obtaining marketing approval from regulatory authorities for the sale of vonoprazan or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of vonoprazan or any future product candidates in humans. In August 2019, we submitted three separate INDs to the FDA for vonoprazan: one for erosive esophagitis; a second for dual therapy treatment of H. pylori infection; and a third for triple therapy treatment of H. pylori infection. These three INDs were accepted by the FDA in September 2019. We initiated two pivotal Phase 3 clinical trials in the fourth quarter of 2019 for vonoprazan: one for the treatment of erosive esophagitis and a second for the treatment of H. pylori infection and completed enrollment of those trials in November 2020 and January 2021, respectively.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted or by the FDA or comparable foreign regulatory authorities. For example, in March 2020, due to global efforts to combat the COVID-19 pandemic, we announced a temporary pause in randomization of new patients in our Phase 3 trials and did not recommence randomizations for approximately three months. The FDA or comparable foreign regulatory authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial.

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

The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials further limits the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of vonoprazan and any future product candidates may be delayed. Further, public health emergencies, such as the COVID-19 pandemic, which previously caused us to temporarily pause randomization of new patients in our Phase 3 trials, have and may continue to negatively affect site activation, as well as patient enrollment and retention. Our inability to enroll a sufficient number of patients for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

As of December 2020, more than 7,000 subjects have been exposed to vonoprazan in completed and ongoing Phase 1 to 3 clinical trials. The doses studied have ranged from 1 to 120 mg with durations up to one year. The most commonly reported AEs in the clinical development program for vonoprazan, as reflected in the Japanese prescribing information published by Japan’s Pharmaceutical and Medical Devices Agency, or PMDA, were diarrhea, constipation, nausea, elevated liver enzymes, rash, and eosinophilia. All such events had an incidence rate of less than 5.0% other than diarrhea in the treatment of H. pylori which had an incidence rate of 10.6% in combination with antibiotics. No dose- related increase in TEAEs or SAEs was observed. The safety profile of vonoprazan and incidence of TEAEs, drug-related TEAEs, and TEAEs leading to drug discontinuation were similar between vonoprazan and lansoprazole across studies.

Certain earlier generation P-CABs previously under development by other companies may have been discontinued in part due to their hepatic safety profile. These hepatic safety concerns may be compound-specific and not generalizable to the P-CAB class. Vonoprazan has had a similar hepatic safety profile to lansoprazole across all clinical studies conducted by Takeda, in which 1.0% of subjects treated with vonoprazan 10 mg or 20 mg and 0.8% of subjects treated with lansoprazole 15 mg or 30 mg had ALT or AST elevations greater than three times the upper limit of normal or bilirubin elevations greater than two times the upper limit of normal. The most recent post-marketing safety report from December 2020 includes an estimate of over 50 million patients who have received vonoprazan in Japan and other countries in Asia since launch. Based on the post-marketing experience, the clinically significant adverse reactions section of the Japanese prescribing information for vonoprazan was updated to include shock, anaphylaxis, hepatic impairment, skin reactions such as toxic epidermal necrolysis, Steven- Johnson syndrome, and erythema multiforme, and events of pancytopenia, agranulocytosis, leukocytopenia, and thrombocytopenia. The incidence of these reactions was considered extremely rare (less than 1 in 100,000 patients) and a causal relationship to vonoprazan could not be ruled out. Although serious hepatic adverse events have been observed among patients exposed to vonoprazan in Japan in the post-marketing setting, these cases were typically confounded by comorbidities or other concomitant medications and are believed to be idiosyncratic reactions.

The post-marketing safety data, including the December 2020 post-marketing safety report and the reported hepatic safety events, have been submitted to the PMDA. We may also observe hepatic-related events in our clinical trials.

It is possible that as we test vonoprazan and any future product candidates in our clinical trials, or as the use of vonoprazan and any future product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. If any such side effects become known later in development or upon approval, such findings may harm our business, financial condition and prospects significantly. Further, if a serious safety issue is identified in connection with use of vonoprazan commercially or in third-party clinical trials in Asia or elsewhere, such issues may adversely affect the development potential of vonoprazan or result in regulatory authorities restricting our ability to develop vonoprazan.

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

Although we have completed enrollment of our pivotal Phase 3 clinical trials, we still need to successfully complete these clinical trials in order to obtain FDA, EMA or comparable foreign regulatory approval to market vonoprazan or any future product candidates. Carrying out late-stage clinical trials and the submission of a successful NDA is a complicated process. We commenced pivotal Phase 3 clinical trials of vonoprazan in erosive esophagitis and H. pylori infection in the fourth quarter of 2019 and completed enrollment in those trials in November 2020 and January 2021, respectively. As an organization, we have not yet completed any clinical trials for vonoprazan or any other product candidates and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. As a company, we have not previously submitted an NDA, whether for one or multiple indications, or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of vonoprazan or any other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of vonoprazan or any future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to complete, or delays in, our ongoing clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing vonoprazan or any future product candidates.

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

58

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
•

such authorities may find deficiencies in the manufacturing processes or facilities of Takeda, Sandoz, or any future third-party manufacturers with which we contract for clinical and commercial supplies;

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

Designation of vonoprazan tablets in combination with both amoxicillin tablets and clarithromycin tablets, and with amoxicillin tablets alone as a QIDP, receipt of Fast Track designation, and the potential to receive priority review, may not actually lead to faster development or regulatory review or other benefits, and do not assure FDA approval of vonoprazan or any future product candidates which may receive such designations. Moreover, we may not receive QIDP designations for other dosage form combinations such as a product containing amoxicillin capsules rather than amoxicillin tablets.

The Generating Antibiotic Incentives Now, or GAIN, Act established certain programs intended to incentivize the development of antibacterial and antifungal drugs for human use to treat serious or life-threatening infections.  Specifically, pursuant to the GAIN Act, the FDA may designate certain antimicrobial products as QIDPs, which would qualify them for certain benefits.  A QIDP is an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms established and maintained by the FDA under the GAIN Act. The FDA interprets QIDP designation to apply to a specific drug product, including a specific dosage form of the product, and the FDA does not apply the designation to the drug substance in general or beyond the specified indications identified in the designation.  The benefits of QIDP designation include eligibility for Fast Track designation, eligibility for priority review, and an extension by an additional five years of any non-patent exclusivity period awarded, such as a five-year exclusivity period awarded for a new chemical entity. This extension is in addition to any pediatric exclusivity extension that may be awarded. Receipt of QIDP designation does not assure ultimate approval by the FDA or related GAIN Act exclusivity benefits.  A sponsor must request such designation before submitting a marketing application, and the FDA will respond to a request for QIDP designation within 60 days of the date the FDA receives the request.

In August 2019, the FDA granted QIDP designation to vonoprazan tablets in combination with both amoxicillin tablets and clarithromycin tablets, and with amoxicillin tablets alone, for the treatment of H. pylori infection.  After obtaining these QIDP designations, due to the greater availability of amoxicillin capsules in the U.S. market, we commenced development of vonoprazan for the treatment of H. pylori infection in combination with amoxicillin capsules rather than amoxicillin tablets.  In November 2020, we submitted new requests for QIDP designations for vonoprazan tablets in combination with both amoxicillin capsules and clarithromycin tablets, and with amoxicillin capsules alone, respectively. In January 2021, the FDA notified us that it is still reviewing whether our proposed products containing vonoprazan in combination with clarithromycin tablets and amoxicillin capsules, and amoxicillin capsules alone, are eligible for QIDP designation. If the FDA declines to grant such designations, we would not obtain the benefits of QIDP designation, including the potential for GAIN Act exclusivity benefits for such products.  If we do not obtain QIDP designations for the products containing vonoprazan tablets in combination with amoxicillin capsules as we have requested, we intend to continue our ongoing efforts to source and qualify amoxicillin tablets (in place of amoxicillin capsules) and seek regulatory approval for vonoprazan tablets in combination with both amoxicillin tablets and clarithromycin tablets, and with amoxicillin tablets alone, products for which we already have QIDP designations, which could result in our seeking regulatory approval at a date later than we would have for products containing amoxicillin capsules.  Under the GAIN Act, the FDA may only revoke a QIDP designation if the request for such designation contained an untrue statement of material fact. While we believe that our request for our existing QIDP designations did not contain any untrue statement of material fact, if the FDA were to seek to revoke our existing QIDP designations covering our products containing vonoprazan tablets in combination with both amoxicillin tablets and clarithromycin tablets, and with amoxicillin tablets alone, and if FDA were successful in doing so, we would not obtain the GAIN Act exclusivity benefits for such products.   If this were to occur, it could have a material, adverse effect on our business prospects.

While vonoprazan in combination with both amoxicillin and clarithromycin and with amoxicillin alone has received Fast Track designation for the treatment of H. pylori infection, the FDA has broad discretion, so even if we believe vonoprazan is eligible for priority review, or any future product candidate is eligible for Fast Track designation or priority review status, the FDA could decide not to grant it. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Obtaining a QIDP designation, priority review, or Fast Track designation does not change the standards for product approval but may expedite the development or approval process. Even if we obtain QIDP designation for our anticipated commercial form of our product, or if we modify our commercial plans to instead source amoxicillin in tablet form in reliance on our existing QIDP designations, such QIDP designations, Fast Track designations, and priority review may not actually result in faster clinical development or regulatory review or approval. Furthermore, QIDP designation, Fast Track designation, and priority review would not increase the likelihood that vonoprazan will receive marketing approval in the United States.

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

Because we have limited financial and managerial resources, we focus on specific indications and formulations for vonoprazan. As a result, we may fail to generate additional clinical development opportunities for vonoprazan for a number of reasons, including, vonoprazan may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications. For example, we believe the rapid onset of action of vonoprazan may enable on-demand, or as needed, use for the management of non-erosive reflux disease, or NERD, and we plan to commence a Phase 2 clinical studying vonoprazan as an on-demand therapy for patients with NERD in the second quarter of 2021. However, two Phase 3 clinical trials of vonoprazan in Japanese patients with endoscopically confirmed NERD conducted by Takeda did not demonstrate a statistically significant difference in symptom scores between vonoprazan and placebo. We believe that this result may be due to the selection of patients with mild to moderate symptoms rather than more frequent and severe symptoms. In addition, Takeda conducted a Phase 2 clinical trial in Europe in 256 patients with NERD who were partial responders to high dose PPIs. Patients were randomized to receive vonoprazan 20 mg, vonoprazan 40 mg, or esomeprazole 40 mg for four weeks. Neither vonoprazan dose demonstrated a benefit versus esomeprazole on the primary endpoint of the percentage of heartburn free days over the treatment period. We believe this result may be due to patient selection. Specifically, the trial may not have adequately selected for patients with NERD and may have included patients with functional GI disorders that are unrelated to acid, such as functional dyspepsia or functional heartburn. We may be incorrect in our beliefs regarding the results of such trials and any future clinical trials we conduct in NERD patients may not succeed for similar or other reasons, including as a result of our design and enrollment criteria.

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

We enrolled patients in Europe in our erosive esophagitis and H. pylori trials. Additionally, we may conduct future clinical trials outside of the United States. However, the FDA and other comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We enrolled patients in Europe in our erosive esophagitis and H. pylori trials, and we may conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when clinical trials are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials. The FDA may not accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of vonoprazan and any future product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of vonoprazan and any future product candidates.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The Takeda License will continue until the expiration of the obligation to pay royalties in all countries and on all products, unless terminated earlier. We may terminate the Takeda License in its entirety without cause upon prior written notice. We and Takeda may terminate the Takeda License in the case of the other party’s insolvency or for the other party’s material uncured breach. Takeda may terminate the Takeda License in its entirety if we challenge the licensed patents, or if we assist any third party in challenging such patents. In addition, if any of the commercial milestones or other cash payments become due under the terms of the Takeda License, we may not have sufficient funds available to meet our obligations, which would allow Takeda to terminate the Takeda License. If the license agreement is terminated, we would lose our rights to develop and commercialize vonoprazan, which in turn would have a material adverse effect on our business, operating results and prospects.

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

We currently rely on Takeda for the manufacture of vonoprazan for clinical development and expect to continue to do so for the foreseeable future, and we will rely on Takeda and other third parties to produce commercial supplies of vonoprazan drug substance and drug product, as well as on Sandoz for commercial supplies of amoxicillin and clarithromycin for our convenience packs. This reliance on third parties increases the risk that we will not have sufficient quantities of vonoprazan, amoxicillin, and/or clarithromycin, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. Pursuant to the Takeda License, we entered into a clinical manufacturing and supply agreement with Takeda for the supply of vonoprazan for our clinical trials. In addition, we entered into a commercial supply agreement with Takeda for the commercial supply of bulk drug product and/or drug substance, and a commercial supply and packaging agreement with Sandoz for commercial supply of amoxicillin, clarithromycin and finished convenience packs containing vonoprazan and one or both of those antibiotics. As a result, we currently rely, and expect to continue to rely, on third parties for the manufacture of vonoprazan and related raw materials for clinical development and commercial supply. If either Takeda or Sandoz fails to fulfill its obligations under its respective supply agreement(s), or if any of the drug product or drug substance supplied by Takeda cannot be utilized due to quality or cGMP concerns, adverse findings during regulatory inspections or other reasons, our development plans and commercialization of vonoprazan, if approved, could be significantly delayed or otherwise adversely affected. The facilities used by Takeda to manufacture vonoprazan and by Sandoz to manufacture amoxicillin and clarithromycin and to package the antibiotics and vonoprazan must be approved by the FDA pursuant to inspections that may be conducted after we submit marketing authorizations to the FDA and comparable foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, Takeda and Sandoz for compliance with applicable cGMP requirements. If Takeda, Sandoz, or any other third-party manufacturer we contract with in the future, cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over Takeda’s, Sandoz’s or any other third-party manufacturer’s ability to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve of facilities of the third-party manufacturer for the manufacture of vonoprazan or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market vonoprazan, if approved. For example, in June 2020, the FDA issued a warning letter to Takeda following a routine inspection of aseptic (sterile) drug product manufacturing at Takeda’s manufacturing facility located in Hikari, Yamaguchi (the “Hikari Facility”). Although it is not an aseptic product, Takeda also manufactures vonoprazan drug substance and drug product at the Hikari Facility. The warning letter indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following the inspection and cited significant violations of cGMP for finished aseptic pharmaceuticals. The Hikari Facility is one of two contract manufacturing sites and/or organizations that we expect to include in our initial regulatory filings for the manufacture of each of vonoprazan drug product and drug substance. Even though Takeda has not yet fully-resolved the issues relating to the Hikari Facility, we have not experienced any clinical supply constraints to date as a result of these issues. We currently do not expect the issues relating to the Hikari Facility will have an effect on our ongoing or future clinical trials and we anticipate including the Hikari Facility in our currently planned regulatory submissions. If Takeda fails to resolve these issues, however, FDA may not approve Hikari for the manufacture of vonoprazan drug product or drug substance, which could significantly impact our ability to obtain regulatory approval for or commercialize vonoprazan, if approved. Our failure, or Takeda’s, Sandoz’s or any other third-party manufacturer’s failure, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Furthermore, Takeda may choose to prioritize the manufacture of vonoprazan for its markets over the manufacture of vonoprazan for our licensed markets.

Our or Takeda’s or Sandoz’s failure, or the failure of any future third-party manufacturer, to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

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

Any performance failure on the part of Takeda, Sandoz or any future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of vonoprazan and any future product candidates. If Takeda or Sandoz cannot perform as agreed, we may be required to replace them and we may be unable to replace them on a timely basis or at all. Further, Takeda, Sandoz and any other third-party manufacturers we may use may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health emergencies such as the COVID-19 outbreak. If Takeda, Sandoz or other third-party manufacturers were to encounter any manufacturing or shipping difficulties or delays due to these factors, our ability to provide vonoprazan to patients in clinical trials, or to provide product for treatment of patients if approved, would be jeopardized.

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

Following potential approval of vonoprazan or any future product candidates, the FDA, EMA or other comparable regulatory authority may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of vonoprazan or any future product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or a comparable foreign regulatory authority approves vonoprazan or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or internationally. The policies of the FDA and of other regulatory authorities may change and additional governmental regulations may be enacted that could prevent, limit or delay regulatory approval of vonoprazan or any future product candidates. For example, certain policies of the current U.S. administration may impact our business and industry. Namely, the previous U.S. administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how or whether these executive actions, including the Executive Orders, will be implemented, or whether they will be rescinded or replaced by the new U.S. administration. The policies and priorities of the new administration are unknown and could materially impact the regulation of our business.

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

We are also aware of other P-CABs in territories outside of the United States that, if developed and approved in our territories, may compete with vonoprazan. Revaprazan is marketed by Yuhan Corporation in South Korea. Tegoprazan is marketed by CJ Healthcare Corp. in South Korea and is currently in development in Japan by RaQualia Pharma, Inc. Daewoong Pharmaceutical Co., Ltd. has filed an application for regulatory approval for fexuprazan in South Korea and plans to commence a Phase 1 clinical trial in China in the first half of 2021, Jeil Pharm has opened a Phase 2 trial in South Korea of its P-CAB candidate, JP-1366, in erosive esophagitis, and Cinclus Pharma AG’s X842 has completed a Phase 1 clinical trial in Europe and is currently in Phase 2 clinical trials.

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

We currently have limited marketing and no sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.

We have limited marketing, and no internal sales or distribution capabilities, nor have we commercialized a product. If vonoprazan or any future product candidates ultimately receive regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We plan to independently commercialize vonoprazan in the United States by building a leading specialty gastroenterology commercial infrastructure to support the adoption of vonoprazan and we plan to seek one or more partners with existing commercial infrastructure and expertise in Europe and Canada. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a marketing and sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team.

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

74

•

business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters such as earthquakes, typhoons, floods and fires or public health emergencies or pandemics such as the ongoing COVID-19 pandemic;

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

Our business is subject to risks arising from epidemic diseases, such as the ongoing COVID-19 pandemic.

The COVID-19 pandemic continues to impact worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, including our CROs, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. In March 2020, due to efforts to combat the COVID-19 pandemic, we announced a temporary pause in randomization of new patients in our Phase 3 trials and did not recommence randomizations in either trials until June 2020. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could, in addition to disrupting our clinical trials, disrupt the supply chain and the manufacture or shipment of drug substance and finished drug product for vonoprazan for use in our clinical trials, cause patients to discontinue the trial adversely affecting our trials results, ultimately lead to a discontinuation of the trials prior to their completion, impede our future clinical trial recruitment, testing, monitoring, data collection and analysis and other related activities, which could delay our ongoing clinical trials and increase development costs and have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

In order to service this indebtedness and any additional indebtedness we may incur in the future, we need to generate cash from our operating activities or other financings. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. Our business may not be able to generate sufficient cash flow from operations, and future borrowings or other financings may not be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This could place us at a competitive disadvantage compared to our competitors that have less indebtedness.

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

We have substantially increased our organization from eighteen full-time employees in December 2019 to forty-seven full-time employees as of December 31, 2020. As we continue development and pursue the potential commercialization of vonoprazan and any future product candidates, as well as function as a public company, we will continue to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize vonoprazan and any future product candidates and to compete effectively will depend, in part, on our ability to manage our recent substantial growth and any future growth effectively.

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

•

the U.S. civil and criminal federal false claims laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information of covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information;

•

the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA; state and foreign governments that have enacted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals (including the GDPR), and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data, thus complicating compliance efforts. The GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Relatedly, from January 1, 2021, we may have to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and UK Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes will lead to additional costs and increase our overall risk exposure.

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

In addition, California recently enacted the California Consumer Privacy Act, or the CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal information of California consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. Further, the CPRA recently passed in California, which further amends and expands the CCPA. Most of the CPRA’s substantive provisions will not take effect until January 1, 2023. As currently written, the CCPA and CPRA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information.

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

79

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

Since its enactment, there have been judicial and political challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit held that the individual mandate is unconstitutional and remanded the case back to the district court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the Affordable Care Act will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. At the federal level, such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

The likelihood of implementation of these and other reform initiatives proposed by the former Trump administration is uncertain, particularly in light of the new Biden administration. Moreover, In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

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

We expect that these healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize vonoprazan and any future product candidates, if approved.

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

We currently maintain product liability insurance coverage in connection with our clinical trials, but do not maintain such insurance coverage for commercialization of vonoprazan and any future product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of vonoprazan and any future product candidates. Although we plan to maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies have, and future policies will also have, various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We and others, including any of our potential future collaborators, will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.

If we or any of our potential future collaborators are successful in commercializing vonoprazan or any future product candidates, the FDA and foreign regulatory authorities would require that we and Takeda (with respect to vonoprazan) and any of our current or potential future collaborators, report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We, Takeda and any of our potential future collaborators or CROs may fail to report adverse events within the prescribed timeframe. If we, Takeda or any of our potential future collaborators or CROs fail to comply with such reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval of future products.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the European Union General Data Protection Regulation (GDPR) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (EEA). In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Relatedly, from January 1, 2021, we may have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and UK Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes will lead to additional costs and increase our overall risk exposure.

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data. Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as GDPR), it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture vonoprazan and any future product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of vonoprazan and any future product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws.

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

86

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

Third parties may retain certain rights to the technology that they license to us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. For example, under the Takeda License, Takeda retained the rights to the inventions in all countries other than the United States, Europe, and Canada. Takeda also retained the right to develop certain drug products that contain vonoprazan where vonoprazan is not the only active pharmaceutical ingredient. It is difficult to monitor whether our predecessors or licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

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

Although we have issued patents and pending patent applications in the United States and certain other countries in which we intend to commercialize our products, filing, prosecuting and defending patents in all relevant countries throughout our licensed territories could be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with vonoprazan or any future product candidates, and our patents, the patents of our current and future licensors or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

97

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

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

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

Prior to our IPO, there had been no public market for our common stock. Our common stock began trading on Nasdaq in October 2019, and we can provide no assurance that we will be able to sustain an active trading market for our common stock. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

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

•	our ability to enroll patients in our ongoing and any future clinical trials;
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

•	any termination or loss of rights under the Takeda License;
•	regulatory developments in the United States and foreign countries;
•	changes in the structure of healthcare payment systems, especially in light of reforms to the U.S. healthcare system;
•	the success or failure of our efforts to acquire, license or develop additional product candidates;
•	innovations or new products developed by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	manufacturing, supply or distribution delays or shortages;
•	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
•	achievement of expected product sales and profitability;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•	trading volume of our common stock;
•	establishment of short positions by holders or non-holders of our common stock;
•	an inability to obtain additional funding;
•	sales of our stock by insiders and stockholders, including Takeda;
•	general economic, industry and market conditions, public health emergencies or other events or factors, many of which are beyond our control;
•	additions or departures of key personnel;
•	intellectual property, product liability or other litigation against us;
•	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt; and
•	changes in accounting standards, policies, guidelines, interpretations or principles.

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

As of December 31, 2020, up to 13,374,936 shares of common stock that are either subject to outstanding options, warrants or other rights or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Further, we filed a registration statement, which became effective on November 17, 2020, registering the resale of up to 14,499,416 shares of common stock held by Takeda and Frazier Life Sciences IX, L.P., or Frazier, including 7,588,000 shares of our common stock underlying the Takeda Warrant. As a result, Takeda and Frazier are each able to freely sell some or all of their shares of our common stock. Any sales by these stockholders could have a material adverse effect on the trading price of our common stock.

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

General Risk Factors

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

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The costs we incur as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage in the future. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If securities or industry analysts do not continue coverage of our company, the trading price for our stock would be negatively impacted. In addition, if one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

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

Holders of Common Stock

As of March 26, 2021, there were 31,321,613 shares of our common stock outstanding held by approximately 47 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Performance Graph

Not applicable.

Unregistered Sales of Equity Securities

From January 1, 2019 through December 31, 2020, we issued and sold the equity securities described below.

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

As of December 31, 2020 the net proceeds from our initial public offering have been applied as follows: $56.1 million toward the clinical development of vonoprazan and $26.3 million towards working capital and general corporate purposes.

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

	Years Ended December 31,
(in thousands)	2020	2019	2018
Operating expenses:
Research and development	$98,148	$20,374	$20
In-process research and development	—	78,897	—
General and administrative	27,517	6,944	1,205
Total operating expenses	125,665	106,215	1,225
Loss from operations	(125,665)	(106,215)	(1,225)
Other income (expense):
Interest income	1,091	1,089	—
Interest expense	(4,581)	(4,177)	(13)
Change in fair value of warrant liabilities	95	(96,272)	—
Change in fair value of convertible promissory notes	—	(49,546)	(50)
Other income (expense)	(8)	(10)	—
Total other income (expense)	(3,403)	(148,916)	(63)
Net loss	$(129,068)	$(255,131)	$(1,288)
Net loss per share, basic and diluted (1)	$(3.88)	$(22.45)	$(0.21)
Weighted-average shares of common stock outstanding, basic and diluted	33,228,158	11,366,916	6,051,675

(1)

See Note 1 "Organization, Basis of Presentation and Summary of Significant Accounting Policies" to our financial statements included in Item 15 of this annual report for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
(in thousands)	2020	2019	2018
Balance Sheets Data
Cash and cash equivalents	$287,496	$243,765	$879
Working capital (1)	235,844	251,853	(1,286)
Total assets	295,111	257,178	902
Total liabilities	100,840	29,223	2,188
Common stock	3	2	—
Accumulated deficit	(385,487)	(256,419)	(1,288)
Total stockholders' equity (deficit)	194,271	227,955	(1,286)

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

Overview

We are a late clinical-stage biopharmaceutical company focused on developing and commercializing novel treatments for GI diseases. Our initial product candidate, vonoprazan, is an oral small molecule P-CAB. P-CABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan has shown rapid, potent, and durable anti-secretory effects and has demonstrated clinical benefits over the current standard of care as a single agent in the treatment of GERD, and in combination with antibiotics for the treatment of H. pylori infection. Takeda developed vonoprazan and has received marketing approval in fourteen countries in Asia and Latin America. Vonoprazan generated approximately $650 million in net sales in its fifth full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda. We initiated two pivotal Phase 3 clinical trials in the fourth quarter of 2019 for vonoprazan: one for the treatment of erosive GERD, also known as erosive esophagitis, and a second for the treatment of H. pylori infection and we completed enrollment in those clinical trials in November 2020 and January 2021, respectively. We believe that the successful completion of our Phase 3 clinical trials, together with the existing clinical data, will support regulatory submissions in 2021 and 2022 for marketing approval for the treatment of H. pylori infection and erosive esophagitis, respectively. In August 2019, we received QIDP and Fast Track designations from the FDA, for vonoprazan tablets in combination with amoxicillin tablets and clarithromycin tablets and with amoxicillin tablets alone for the treatment of H. pylori infection. In November 2020, we requested additional QIDP and Fast Track designations to include amoxicillin capsules in addition to amoxicillin tablets. The FDA granted these additional Fast Track designations and the request for additional QIDP designations remains under review. QIDP designation provides potential eligibility for priority review and extension of any regulatory exclusivity awarded if approved. If approved, we plan to independently commercialize vonoprazan in the United States. We also plan to seek commercial partnerships for vonoprazan in Europe and Canada, expand development of vonoprazan into symptomatic non-erosive GERD, or NERD, and possibly other indications, dosing regimens and alternative formulations and packaging, and in-license or acquire additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, preparing for and conducting our planned Phase 3 clinical trials of vonoprazan, and providing other general and administrative support for these operations. Our operations to date have been funded primarily through the issuance of convertible promissory notes, commercial bank debt, the proceeds from our initial public offering and our follow-on public offering. From our inception through December 31, 2020, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes, $50.0 million of commercial bank debt, net proceeds from our initial public offering of $191.5 million from the sale of 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share, after deducting underwriting discounts, commissions and offering costs, and net proceeds of $88.6 million from the sale of 2,250,000 shares of common stock at a public offering price of $39.48 per share after deducting underwriting discounts and commissions, and an additional $0.2 million in offering costs. As of December 31, 2020, we had cash and cash equivalents of $287.5 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the fourth quarter of 2022.

We do not have any products approved for sale and have incurred net losses since our inception. Our net losses for the years ended December 31, 2020 and 2019 were $129.1 million and $255.1 million, respectively. As of December 31, 2020, we had an accumulated deficit of $385.5 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance vonoprazan through clinical trials, seek regulatory approval for vonoprazan, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for vonoprazan, protect our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

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

Our future clinical development costs may vary significantly based on factors such as:

•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses evaluated in the trials;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;

•	the phase of development of the product candidate;
•	the efficacy and safety profile of the product candidate; and
•	delays and cost increases as a result of COVID-19

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

Interest Expense

Interest expense consists of interest on our outstanding commercial bank debt at a floating per annum interest rate (with a floor of 7.25%), which was 7.25% as of December 31, 2020, and amortization of the commercial bank debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred and the obligation to make a final payment fee.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019	Change
Operating expenses:
Research and development	$98,148	$20,374	$77,774
In-process research and development	—	78,897	(78,897)
General and administrative	27,517	6,944	20,573
Total operating expenses	125,665	106,215	19,450
Loss from operations	(125,665)	(106,215)	(19,450)
Other income (expense):
Interest income	1,091	1,089	2
Interest expense	(4,581)	(4,177)	(404)
Change in fair value of warrant liabilities	95	(96,272)	96,367
Change in fair value of convertible promissory notes	—	(49,546)	49,546
Other income (expense)	(8)	(10)	2
Total other income (expense)	(3,403)	(148,916)	145,513
Net loss	$(129,068)	$(255,131)	$126,063

Research and Development Expenses. Research and development expenses were $98.1 million and $20.4 million for the years ended December 31, 2020 and 2019, respectively. The increase of $77.7 million consisted of $63.0 million of clinical trial costs and $5.9 million of chemistry manufacturing and controls (“CMC”) costs related to vonoprazan, $5.6 million of personnel-related expenses, $1.4 million of consulting expenses, $1.2 million of other operating expenses, and $0.6 million of expenses related to regulatory requirements. We expect Research and Development expenses to decrease in 2021 as we complete the PHALCON-EE and PHALCON-HP Phase 3 clinical trials, and our Phase 2 NERD on-demand study commences.

In-Process Research and Development Expenses. We had no in-process research and development expenses for the year ended December 31, 2020. The $78.9 million of in-process research and development expenses for the year ended December 31, 2019 consisted of the purchase price for the research and development assets we acquired as part of the Takeda License.

General and Administrative Expenses. General and administrative expenses were $27.5 million and $6.9 million for the years ended December 31, 2020 and 2019, respectively. The increase of $20.6 million was due to increases of $10.1 million in personnel-related expenses, $6.0 million of professional services expenses related to prelaunch commercial activities, $2.1 million of insurance premiums related to general operating matters, $0.8 million of other operating expenses, $0.7 million in professional services expenses for accounting, audit, tax, valuation and other services, $0.5 million related to legal expenses, and $0.4 million of consulting expenses. Due to the planned continued buildout of administrative and commercial functions, we expect General and Administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $3.4 million for the year ended December 31, 2020 consisted of $4.6 million of interest expense on outstanding commercial bank debt, partially offset by $1.1 million of interest income and $0.1 million of other income related to the decrease in the fair value of warrant liabilities. Other expense of $148.9 million for the year ended December 31, 2019 consisted of $96.3 million of other expense related to the increase in the fair value of warrant liabilities, $49.5 million of other expense related to the increase in the fair value of our convertible promissory notes, $2.6 million of interest expense on our outstanding convertible promissory notes, $1.6 million of interest expense on outstanding commercial bank debt, partially offset by $1.1 million of interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2020, we had cash and cash equivalents of $287.5 million.

Commercial Bank Debt

On May 14, 2019, we entered into the Loan Agreement with SVB, as administrative and collateral agent, and lenders SVB and WestRiver Innovation Lending Fund VIII, L.P. We borrowed $25.0 million, Term Loan A, at the inception of the Loan Agreement and an additional $25.0 million, Term Loan B, in March 2020, which we collectively refer to as the Term Loans. As of December 31, 2020, we had outstanding Term Loans of $50.0 million and accrued interest of $0.3 million.

The Term Loans bear interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% (5% at December 31, 2020) or 7.25%. Under the original Loan Agreement, the monthly payments consisted of interest-only through May 31, 2021. Pursuant to the first amendment to the Loan Agreement entered into on March 11, 2020, the interest-only payment period was extended either (i) until December 31, 2021, if we receive positive data from our Phase 3 clinical trial in H. pylori infection sufficient to file an NDA with the FDA; or (ii) until November 30, 2022, if we receive positive data from our Phase 3 clinical trials in both indications for vonoprazan sufficient to file NDAs with the FDA; provided, in each case, that we had drawn down an additional $25.0 million, Term Loan B, pursuant to the Loan Agreement. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024.

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

The Loan Agreement contains certain customary affirmative and negative covenants and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding our operating accounts. The negative covenants include, among others, limitations on our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by us would begin to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB, as collateral agent. As of December 31, 2020, we were in compliance with all applicable covenants under the Loan Agreement.

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

At-the-Market-Offering

On November 10, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $125.0 million through the Sales Agent, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 which was filed on November 10, 2020 and declared effective by the SEC on November 16, 2020. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. There were no sales of our common stock under the ATM Offering for the year ended December 31, 2020.

Underwritten Public Offering

On December 16, 2020, the Company completed an underwritten public offering, in which it sold 2,250,000 shares of its common stock at a price of $42.00 per share for total gross proceeds of $94.5 million. The net purchase price after deducting underwriting discounts and commissions was $39.48 per share, which generated net proceeds of $88.8 million. We incurred an additional $0.2 million of offering expenses in connection with the public offering.

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the fourth quarter of 2022. We expect our current cash and cash equivalents will allow us to complete our ongoing Phase 3 clinical trials of vonoprazan for the treatment of erosive esophagitis and H. pylori infection and our planned Phase 2 trial of vonoprazan as an on-demand therapy for NERD. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•

the initiation, type, number, scope, results, costs and timing of our clinical trials of vonoprazan, and preclinical studies or clinical trials of other potential product candidates we may choose to pursue in the future, including feedback received from regulatory authorities;

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

Including our existing cash and cash equivalents, we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the fourth quarter of 2022.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2020	2019	$ Change
Net cash provided by (used in):
Operating activities	$(69,688)	$(36,510)	$(33,178)
Investing activities	(1,040)	(25,250)	24,210
Financing activities	114,459	304,646	(190,187)
Net increase (decrease) in cash	$43,731	$242,886	$(199,155)

Operating Activities

Net cash used in operating activities was approximately $69.7 million and $36.5 million for the years ended December 31, 2020 and 2019, respectively. The net cash used in operating activities for the year ended December 31, 2020 was due to approximately $121.4 million spent on ongoing research and development and general and administrative activities, partially offset by a $51.7 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $8.0 million decrease in prepaid clinical activities, and a $43.9 million increase in accounts payable and accrued expenses in support of the growth in our operating activities, partially offset by a $0.2 million increase in other long-term assets. The net cash used in operating activities for the year ended December 31, 2019 was due to approximately $27.0 million spent on ongoing research and development and general and administrative expenses and $9.5 million net change in operating assets and liabilities. The net change in operating assets and liabilities related to a $11.8 million increase in prepaid clinical activities and a $0.2 million increase in other long-term assets, partially offset by a $2.5 million decrease in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was primarily due to the cash we paid for acquiring property, plant and equipment. Net cash used in investing activities for the year ended December 31, 2019 was primarily due to the cash we paid, including transaction costs, to acquire the Takeda License.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $114.4 million, due to $88.8 million of proceeds from our underwritten public offering, $25.0 million of proceeds from our commercial bank debt, and $0.6 million of proceeds related to stock option exercises during the year. Net cash provided by financing activities for the year ended December 31, 2019 was $304.6 million, due to $191.5 million of net proceeds from our IPO, $88.3 million of net proceeds from our issuance of convertible promissory notes, and $24.8 million of net proceeds from our commercial bank debt.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Total debt, including interest and final payment fee (1)	$61,628	$10,938	$39,076	$11,614	$—
Minimum operating lease payments	$2,380	490	1,019	871	—
Total	$64,008	$11,428	$40,095	$12,485	$—

(1) Our outstanding long-term debt bears interest at a variable rate. The interest amounts included herein are based on the interest rate in effect as of December 31, 2020.

In addition to the contractual obligations summarized above, on May 5, 2020, we entered into a Commercial Supply Agreement with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product. We incurred $0.3 million of expenses related to the Commercial Supply Agreement during the year ended December 31, 2020. We have an estimated remaining minimum purchase obligation of approximately $2.2 million related to this agreement. As of December 31, 2020, we are unable to estimate the timing of future expenses and, therefore, any related payments are not included in the table above.

Additionally, on December 30, 2020, we entered into a Supply and Packaging Services Agreement with Sandoz, pursuant to which Sandoz has agreed to supply commercial quantities of amoxicillin capsules and clarithromycin tablets, to package these antibiotics with vonoprazan, in finished convenience packs, and to supply us with these convenience packs. The supply agreement commits the Company to a minimum purchase obligation of approximately $3.8 million during the first 24-month period following the launch of the final product. As of December 31, 2020, we are unable to estimate the timing of future expenses and, therefore, any related payments are not included in the table above. We have not incurred any expenses under the agreement during the year ended December 31, 2020.

We enter into contracts in the normal course of business for our contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

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

Fair Value of Warrant Liabilities and Convertible Promissory Notes

As described above, our warrant liabilities and convertible promissory notes are revalued at each reporting period with changes in the fair value of the liabilities recorded as a component of other income (expense) in the statements of operations. There are significant judgments and estimates inherent in the determination of the fair value of these liabilities. If we had made different assumptions including, among others, those related to the timing and probability of various corporate scenarios, discount rates, volatilities and exit valuations, the carrying values of our warrant liabilities and convertible promissory notes, and our net loss and net loss per common share could have been significantly different.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis with forfeitures recognized as they occur. We use the Black-Scholes valuation model to determine the fair value of our stock awards. Through December 31, 2020, our stock-based compensation expense consisted of our issuance of restricted stock awards, for which the fair value is determined based on the fair value of the underlying common stock, stock options, and ESPP awards.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal

Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, under the headings “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Phathom Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Phathom Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Phathom Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related  statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended, and the related notes  (collectively referred to as the “ financial statements”). In our opinion, the  financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the company’s auditor since 2019.

San Diego, California

March 30, 2021

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(in thousands, except share and par value amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$287,496	$243,765
Prepaid expenses and other current assets (including related party amounts of $82 and $0, respectively)	3,872	11,836
Total current assets	291,368	255,601
Property, plant and equipment, net	986	463
Operating lease right-of-use assets	2,373	933
Other long-term assets	384	181
Total assets	$295,111	$257,178

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $173 and $200, respectively)	$16,782	$699
Accrued clinical trial expenses	19,997	—
Accrued expenses (including related party amounts of $734 and $308, respectively)	10,606	2,319
Accrued interest	312	156
Current portion of long-term debt	7,353	—
Operating lease liabilities, current	474	161
Warrant liabilities	—	413
Total current liabilities	55,524	3,748

Long-term debt, net of discount	39,634	22,777
Operating lease liabilities	1,557	635
Other long-term liabilities	4,125	2,063
Total liabilities	100,840	29,223

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at December 31, 2020 and 2019; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; authorized shares —400,000,000 at December 31, 2020 and 2019; issued shares— 31,262,769 and 28,964,506 at December 31, 2020 and 2019, respectively; outstanding shares— 28,516,010 and 24,728,258 at December 31, 2020 and 2019, respectively	3	2
Additional paid-in capital	579,755	484,372
Accumulated deficit	(385,487)	(256,419)
Total stockholders’ equity	194,271	227,955
Total liabilities and stockholders’ equity	$295,111	$257,178

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019
Operating expenses:
Research and development (includes related party amounts of $2,812 and $1,243, respectively)	$98,148	$20,374
In-process research and development	—	78,897
General and administrative (includes related party amounts of $157 and $312, respectively)	27,517	6,944
Total operating expenses	125,665	106,215

Loss from operations	(125,665)	(106,215)

Other income (expense):
Interest income	1,091	1,089
Interest expense (includes related party amounts of $0 and $(590), respectively)	(4,581)	(4,177)
Change in fair value of warrant liabilities (includes related party amounts of $0 and $(96,278), respectively)	95	(96,272)
Change in fair value of convertible promissory notes (includes related party amounts of $0 and $(10,941), respectively)	—	(49,546)
Other income (expense)	(8)	(10)
Total other income (expense)	(3,403)	(148,916)
Net loss and comprehensive loss	$(129,068)	$(255,131)
Net loss per share, basic and diluted	$(3.88)	$(22.45)
Weighted-average shares of common stock outstanding, basic and diluted	33,228,158	11,366,916

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	—	$—	$2	$(1,288)	$(1,286)
Merger of entities under common control into the Company	6,760,334	—	—	—	—
Vesting restrictions placed on previously issued and outstanding common stock	(3,373,408)	—	—	—	—
Issuance of common stock	1,491,072	—	—	—	—
Issuance of common stock in connection with license agreement	1,084,000	—	5,885	—	5,885
Conversion of Takeda warrant liability into equity	—	—	144,172	—	144,172
Issuance of common stock in connection with initial public offering (IPO), net of issuance costs	10,997,630	1	191,471	—	191,472
Conversion of May 2019 Notes and accrued interest into common shares	6,107,918	1	142,436	—	142,437
Vesting of restricted shares	1,660,712	—	—	—	—
Stock-based compensation	—	—	406	—	406
Net loss	—	—	—	(255,131)	(255,131)
Balance at December 31, 2019	24,728,258	$2	$484,372	$(256,419)	$227,955
Conversion of Lender Warrants into equity	—	—	318	—	318
Issuance of common stock in connection with underwritten public offering, net	2,250,000	—	88,596	—	88,596
Issuance of common stock from exercise of stock options	48,263	—	629	—	629
Vesting of restricted shares	1,489,489	1	—	—	1
Stock-based compensation	—	—	5,840	—	5,840
Net loss	—	—	—	(129,068)	(129,068)
Balance at December 31, 2020	28,516,010	$3	$579,755	$(385,487)	$194,271

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(129,068)	$(255,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	323	8
Stock-based compensation	5,840	406
Amortization of debt discount	1,273	409
Acquired in-process research and development	—	78,897
Non-cash interest expense (includes related party amounts of $0 and $590, respectively)	—	2,605
Change in fair value of warrant liabilities (includes related party amounts of $0 and $96,278, respectively)	(95)	96,272
Change in fair value of convertible promissory notes (includes related party amounts of $0 and $10,941, respectively)	—	49,546
Other	322	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes related party amounts of $(82) and $19, respectively)	7,963	(11,813)
Accounts payable and accrued expenses (includes related party amounts of $399 and $460, respectively)	24,009	2,265
Accrued clinical trial expenses	19,997	—
Accrued interest	156	156
Operating right-of-use asset and lease liabilities	(205)	51
Other long-term assets	(203)	(181)
Net cash used in operating activities	(69,688)	(36,510)

Cash flows from investing activities
Cash paid for purchased in-process research and development	—	(25,118)
Cash paid for property, plant and equipment	(1,040)	(132)
Net cash used in investing activities	(1,040)	(25,250)

Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	—	191,472
Proceeds from underwritten public offering, net	88,830	—
Proceeds from issuance of common stock from exercise of stock options	629	—
Proceeds from issuance of convertible promissory notes	—	88,324
Net proceeds from issuance of long-term debt	25,000	24,850
Net cash provided by financing activities	114,459	304,646
Net increase in cash and cash equivalents	43,731	242,886
Cash and cash equivalents – beginning of period	243,765	879
Cash and cash equivalents – end of period	$287,496	$243,765

Supplemental disclosure of cash flow information
Interest paid	$3,464	$1,007
Supplemental disclosure of noncash investing and financing activities
Exchange of accrued interest for convertible promissory notes	$—	$27
Issuance of Takeda Warrants in connection with Takeda License	$—	$47,894
Issuance of common stock in connection with Takeda License	$—	$5,885
Issuance of common stock warrants in connection with long-term debt	$—	$419
Property and equipment purchases included in accounts payable and accrued expenses	$145	$339
Final interest payment fee	$2,063	$2,063
Operating lease liabilities arising from obtaining right-of-use assets	$1,396	$796
Conversion of Lender Warrants into Equity	$318	$—
Conversion of Takeda Warrants into Equity	$—	$144,172
Conversion of convertible promissory notes and accrued interest into common shares	$—	$142,437
Underwritten public offering costs included in accounts payable and accrued expenses	$234	$—

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Notes to Financial Statements

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

Liquidity and Capital Resources

From inception to December 31, 2020, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial product candidate, vonoprazan, meeting with regulatory authorities, managing the Phase 3 clinical trials of vonoprazan, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and preparation for commercialization of vonoprazan. From inception to December 31, 2020, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, and the sale of 10,997,630 shares of common stock for net proceeds of approximately $191.5 million in its 2019 IPO. Additionally, in December 2020, the Company raised net proceeds of $88.6 million from the sale of 2,250,000 shares of common stock at a public offering price of $39.48 per share after deducting underwriting discounts and commissions, and an additional $0.2 million in offering costs.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities. Management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2).

Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, (if needed), that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

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

Liabilities measured at fair value on a recurring basis are as follows (in thousands):

The warrant liabilities consist of warrants (the “Lender Warrants”) issued in connection with a loan and security agreement (the “Loan Agreement”) for commercial bank debt (see Note 7).  The Lender Warrants were accounted for as liabilities as they contained a holder put right under which the lenders could have required the Company to pay cash in exchange for the Lender Warrants. The fair value of the Lender Warrants was estimated on the date of grant using the Black-Scholes option-pricing model with an expected term equal to the remaining contractual term of the warrants. The Company estimates its expected stock volatility based on the historical volatility of a set of peer companies, which are publicly traded, and expects to continue to do so until it has adequate historical data regarding the volatility of its own publicly-traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. When the Company drew down the Term Loan B under the Loan Agreement in March 2020, (see Note 7), the Lenders’ put right expired, and the Company recorded a final fair value adjustment and reclassified the Lender Warrants balance of $0.4 million to additional paid-in-capital.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Warrant Liabilities	Convertible Promissory Notes
Balance at December 31, 2018	$—	$1,950
Issuance of convertible promissory notes	—	90,750
Exchange of convertible promissory notes (Note 4)	—	(2,399)
Issuance of warrants	48,313	—
Change in fair value	96,272	49,546
Reclassification of Takeda Warrants into Equity (Note 4)	(144,172)	—
Conversion of May 2019 Notes into common shares upon IPO (Note 5)	—	(139,847)
Balance at December 31, 2019	413	—
Change in fair value	(95)	—
Reclassification of Lender Warrants into equity (Note 7)	(318)	—
Balance at December 31, 2020	$—	$—

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through December 31, 2020.

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

The Company also maintains an employee stock purchase program ("ESPP") under which it may issue shares. The Company estimates the fair value of stock options and shares that will be issued under the ESPP using the Black-Scholes valuation model, which requires the use of estimates. The Company recognizes stock-based compensation cost for shares that it will issue under the ESPP on a straight-line basis over the requisite service period of the award.

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

Net Loss Per Share

For the year ended December 31, 2019, the net loss per share was recast to include in the numerator the net losses of both the Company and YamadaCo and include in the denominator the weighted-average outstanding shares of both the Company and YamadaCo. Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company included 7,588,000 shares of common stock under its warrant (the “Takeda Warrant”)

issued to Takeda Pharmaceutical Company Limited (“Takeda”) in connection with a May 2019 license agreement (see Note 4) in the calculation of basic weighted-average common shares outstanding from the time it became exercisable at the Company’s IPO because the Takeda Warrant is exercisable for little consideration. For the years ended December 31, 2020 and 2019, the Company has excluded weighted-average unvested shares of 3,424,676 and 3,593,034, respectively, from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options, warrants and convertible promissory notes. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

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

   In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, modifies and adds disclosure requirements on fair value measurements. The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this guidance effective January 1, 2020, and the adoption did not have a material impact on the Company’s financial statements.

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

2. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	Years Ended December 31,
	2020	2019
Computer equipment and software	$516	$152
Furniture and fixtures	747	306
Leasehold improvements	54	13
	1,317	471
Less: accumulated depreciation	(331)	(8)
Total property, plant and equipment, net	$986	$463

Depreciation expense for the years ended December 31, 2020 and 2019 was approximately $0.3 million and $8,000, respectively.  No property, plant or equipment was disposed of during the years ended December 31, 2020 and 2019.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Years Ended December 31,
	2020	2019
Accrued research and development expenses	$4,864	$384
Accrued compensation expenses	4,587	1,052
Accrued professional & consulting expenses	1,123	478
Accrued other	32	405
Total accrued expenses	$10,606	$2,319

3. Related Party Transactions

Frazier is a principal stockholder of the Company and is represented on the Company’s board of directors. The Company has conducted operations within office space controlled by Frazier and Frazier allocated a portion of the costs associated with this office space to the Company. In addition, Frazier paid for various goods and services, such as employee wages, insurance and expense reimbursements and various administrative services associated with the operations of the Company and charged the Company for those expenses. As of December 31, 2020 and 2019, the Company had outstanding accounts payable and accrued expenses due to Frazier in the amount of $35,000 and $0.1 million, respectively, related to these shared operating expenses. For the years ended December 31, 2020 and 2019, the Company incurred $0.2 million and $0.4 million, respectively, of shared operating expenses. In addition to the shared operating expenses, the Company issued convertible promissory notes to Frazier during 2018 and 2019 (see Note 5).

Frazier is a principal stockholder in PCI Pharma Services (“PCI”). In the third quarter of 2019, the Company engaged PCI for clinical manufacturing services. As of December 31, 2020 and 2019, the Company had $0.4 million and $0.3 million, respectively, in outstanding accounts payable and accrued expenses related to these manufacturing services. For the years ended December 31, 2020 and 2019, the Company incurred $2.3 million and $1.1 million, respectively, of expenses related to services performed by PCI.

Mountain Field LLC (“Mountain Field”) is an entity owned by the chairman of the Company’s board of directors. During 2019, the Company charged Mountain Field for certain rent and payroll related expenses. These shared expenses were allocated based on usage of the related facilities and time incurred by personnel. For the year ended December 31, 2019, the Company charged Mountain Field $0.1 million for shared expenses. There were no such expenses incurred for the year ended December 31, 2020.

Takeda became a common stockholder of the Company in connection with the May 2019 license agreement (see Note 4). In conjunction with this license, Takeda provides proprietary supplies for the Company’s ongoing clinical development of vonoprazan in addition to the exclusive license for the commercialization of vonoprazan in the United States, Canada and Europe. As of December 31, 2020 and 2019, the Company had $22,000 and $0.1 million, respectively, in outstanding accounts payable and accrued expenses related to these supply services. For the year ended December 31, 2019, the Company incurred $0.1 million of expenses related to services performed by Takeda. The Company did not have any such expenses incurred for the year ended December 31, 2020.

On May 5, 2020, the Company entered into a Commercial Supply Agreement (the “Commercial Supply Agreement”) with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product. Pursuant to the Commercial Supply Agreement, Takeda has agreed to supply the Company with and the

Company has agreed to purchase from Takeda certain quantities of vonoprazan bulk drug product according to approved specifications at a fixed price per batch of bulk drug product in order to commercialize vonoprazan in accordance with the Takeda License. Unless terminated earlier, the term of the Commercial Supply Agreement extends for a period of two years from the date the Company places an order for bulk drug product for the first commercial launch of vonoprazan in any jurisdiction in the licensed territory, provided that this two-year period will expire no later than December 31, 2023. The Commercial Supply Agreement will terminate immediately upon the termination of the Takeda License in accordance with its terms. As of December 31, 2020, the Company had $0.2 million in outstanding accounts payable and accrued expenses related to these bulk drug product costs. For the year ended December 31, 2020, the Company incurred $0.3 million of expenses related to the Commercial Supply Agreement. The Company has a remaining minimum purchase obligation of approximately $2.2 million related to this agreement.

In connection with the Takeda License, the Company entered into a temporary services agreement (the “Temporary Services Agreement”) with Takeda on November 24, 2020. Pursuant to the Temporary Services Agreement, Takeda agreed to provide or procure the provision of services related to the ongoing clinical development of vonoprazan. The Temporary Services Agreement will terminate immediately upon termination of the Takeda License in accordance with its terms. As of December 31, 2020, the Company had $0.2 million in outstanding accounts payable and accrued expenses related to these temporary services. For the year ended December 31, 2020 the company incurred $0.2 million of expenses related to the temporary services performed by Takeda.

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

Purchase Commitments

         In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of approximately $3.8 million in the first 24-month period following the launch of the final product. The Company has not incurred any expenses under the agreement during the year ended December 31, 2020.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

5. Convertible Promissory Notes

Frazier Convertible Note Financing

From January 2018 to April 2019, the Company issued convertible promissory notes to Frazier (the “Frazier Notes”) for an aggregate of $2.4 million and bearing interest at per annum rates ranging from 1.68% to 2.55%. Of the Frazier Notes, $1.9 million were issued in 2018 and $0.5 million were issued in April 2019. Due to certain embedded features within the Frazier Notes, the Company elected to account for these notes and all their embedded features under the fair value option. The Company recorded changes in the fair value of the Frazier Notes in the statements of operations until May 2019, when the Frazier Notes and related accrued interest were exchanged, at their then fair value of $2.4 million, for the convertible promissory notes issued by the Company in May 2019 (the “May 2019 Notes”). For the year ended December 31, 2019, the Company recognized $50,000 of other income in the statements of operations related to decreases in the fair value of the Frazier Notes. For the year ended December 31, 2019, the Company recognized $15,000 of interest expense in connection with the Frazier Notes. The Company did not incur any such expenses during the year ended December 31, 2020 as the Frazier Notes were exchanged in May 2019.

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

6. Lease Commitments

As of December 31, 2020, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with weighted average remaining lease terms of 4.3 years and 4.7 years, respectively. Both operating leases contain an option to extend the term for one additional five-year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the years ended December 31, 2020 and 2019 was approximately $0.5 million and $51,000, respectively.

The following table summarizes supplemental balance sheet information related to the operating leases as of December 31, 2020:

As of December 31,
2020
Assets:
Operating lease right-of-use assets	$2,373
Total right-of-use assets	2,373

Liabilities:
Operating lease liabilities, current	474
Operating lease liabilities, non-current	1,557
Total operating lease liabilities	$2,031

As of December 31, 2020, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2021	$490
2022	503
2023	516
2024	529
2025	342
Total minimum lease payments	2,380
Less: amount representing interest	(349)
Present value of operating lease liabilities	2,031
Less: operating lease liabilities, current	(474)
Operating lease liabilities	$1,557

Weighted-average remaining lease term (in years)	4.56
Weighted-average incremental borrowing rate	7.25%

Operating cash flows for the year ended December 31, 2020 included $0.9 million in cash payments for operating leases, $0.6 million of which were prepaid lease payments.

7. Debt

Total debt consists of the following (in thousands):

December 31, 2020
Long-term debt, current portion	$7,353
Long-term debt, non-current portion	42,647
Unamortized debt discount	(3,013)
Total debt, net of debt discount	$46,987

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

The Term Loans bear interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% (5% at December 31, 2020) or 7.25%. Under the original Loan Agreement, the monthly payments consisted of interest-only through May 31, 2021. On March 11, 2020, the Company entered into the first amendment (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the interest-only payment period was extended either (i) until December 31, 2021, if the Company receives positive data from its Phase 3 clinical trial in H. pylori infection sufficient to file a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”); or (ii) until November 30, 2022, if the Company receives positive data from its Phase 3 clinical trials in both indications for vonoprazan sufficient to file NDAs with the FDA; provided, in each case, that the Company had drawn down an additional $25.0 million, Term Loan B, pursuant to the Loan Agreement. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024. In addition, the Company is obligated to pay a final payment fee of 8.25% of the original principal amount of the Term Loans. As of December 31, 2020, the aggregate final payment fee of $4.1 million has been recorded as an other long-term liability.

The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.0% of the then outstanding principal balance and payment of a pro rata portion of the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

The borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, excluding intellectual property and certain other assets. The Loan Agreement includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding its operating accounts. The negative covenants include, among others, limitations on the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. The Loan Agreement also contains customary events of default, including bankruptcy, the failure to make payments when due, and a material adverse change. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company would begin to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB, as collateral agent. As of December 31, 2020, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

The initial $0.4 million fair value of the Lender Warrants, the $4.1 million final payment fee and $0.2 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loans. During the years ended December 31, 2020 and 2019, the Company recognized $4.6 million and $1.6 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. As of December 31, 2020, the Company had outstanding Term Loans of $50.0 million and accrued interest of $0.3 million.

Future minimum principal and interest payments under the Term Loans, including the final payment fee, as of December 31, 2020 (at the December 31, 2020 interest rate) are as follows (in thousands):

Year ending December 31:
2021	$10,938
2022	20,187
2023	18,889
2024	11,614
Total principal and interest payments	61,628
Less interest and final payment fee	(11,628)
Total term loan borrowings	$50,000

8. Stockholders’ Equity

Common Stock

In March 2019, subsequent to the Merger, the Company sold 1,491,072 shares of the Company’s common stock to Frazier.

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending in March 2023. The fair value of the founder shares at the date the repurchase right was granted is being recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of December 31, 2020, 1,423,153 shares of common stock were subject to repurchase by the Company and the associated repurchase liability was not significant. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

In May 2019, the Company issued Takeda 1,084,000 shares of common stock in connection with the Takeda License.

For the period from January 1, 2019 to May 6, 2019, the Company issued 2,524,852 shares of common stock to various employees and consultants of the Company for aggregate proceeds of approximately $1,000. Upon issuance, these shares were subject to a repurchase option by the Company at the original purchase price of the shares. The repurchase rights generally lapse as to 25% of the shares on the first anniversary of the vesting commencement date, and the repurchase right lapses as to 1/48th of the shares each one-month period thereafter, subject to the purchaser remaining continuously an employee, consultant or director of the Company. In November 2019, the Company repurchased 17,560 shares at the original purchase price for an aggregate purchase price of $5.20. As of December 31, 2020, 1,323,606 shares remain available for repurchase by the Company and the associated repurchase liability was not significant.

On October 29, 2019, upon completion of the IPO, the Company sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share. The net proceeds were approximately $191.5 million, after deducting underwriting discounts, commissions and offering costs.

In November 2020, the Company filed a shelf registration statement (No. 333-250014) on Form S-3 (the "S-3") which was declared effective on November 17, 2020. Under the S-3, the Company may sell up to a total of $500 million of its securities. In connection with the S-3, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $125.0 million through the Sales Agent (the “ATM Offering”). Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. No shares were sold under the ATM Offering as of December 31, 2020.

On December 16, 2020, the Company completed an underwritten public offering (the “Underwriting Agreement”), in which it sold 2,250,000 shares of its common stock at a price of $42.00 per share for total gross proceeds of $94.5 million. The purchase price after deducting underwriting discounts and commissions was $39.48 per share, which generated net proceeds of $88.8 million. The Company incurred an additional $0.2 million of offering expenses in connection with the Underwriting Agreement, and the ending net proceeds were $88.6 million. The shares were sold under the S-3. In addition, under the terms of the Underwriting Agreement, the Company granted the underwriters a 30-day option to purchase up to 337,500 additional shares of Common Stock at the public offering price, less underwriting discounts and commissions. The 30-day option expired with no additional shares purchased.

A summary of the Company’s unvested shares is as follows:

Balance at December 31, 2019	4,236,248
Share vesting	(1,489,489)
Balance at December 31, 2020	2,746,759

For accounting purposes, unvested shares of common stock are considered issued, but not outstanding until they vest.

Common stock reserved for future issuance consists of the following:

December 31, 2020
Common stock warrants	7,604,446
Stock options and performance-based awards outstanding	2,948,742
Shares available for issuance under the 2019 Incentive Plan	2,262,103
Shares available for issuance under the ESPP Plan	559,645
Balance at December 31, 2020	13,374,936

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of December 31, 2020, and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

2019 Incentive Award Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Existing Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Existing Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. The Company initially had 2,700,000 shares of common stock available for issuance under the 2019 Plan, of which, 1,376,477 stock options were granted and 220,000 performance-based units were granted during the year ended December 31, 2020. As of December 31, 2020, 2,262,103 shares remain available for issuance, which includes the annual increase of 1,158,580 shares that were authorized on January 1, 2020. An additional 1,250,511 shares were authorized on January 1, 2021.

Performance-based Units

During 2020, the Company granted 220,000 performance-based stock units (“PSU”) whereby vesting depends upon the approval by the U.S. Food and Drug Administration (“FDA”) of vonoprazan for H. pylori and then, or concurrent with, erosive esophagitis. As of December 31, 2020, the PSU milestones had not been achieved. As of December 31, 2020, no related compensation cost had been recognized. The following table summarizes PSU activity under the 2019 Incentive Award Plan during the year ended December 31, 2020.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2019	—	$—
Granted	220,000	32.48
Vested	—	—
Forfeited	—	—
Unvested balance at December 31, 2020	220,000	$32.48

As of December 31, 2020 there was approximately $7.1 million of related unrecognized compensation cost, which will begin to be recognized when vesting is probable.

Employee Stock Purchase Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors. As of December 31, 2020, 559,645 shares of common stock remain available for issuance, which includes the annual increase of 289,645 shares that were authorized on January 1, 2020. An additional 312,628 shares were authorized on January 1, 2021.

The ESPP is considered a compensatory plan, and the Company recorded related stock-based compensation of $0.3 million for the year ended December 31, 2020. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2020	2019
Assumptions:
Expected term (in years)	1.00	—
Expected volatility	76.25%	—
Risk free interest rate	0.15%	—
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards during 2020 was $13.66. As of December 31, 2020, the total unrecognized compensation expense related to the ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of approximately 0.6 years.

As of December 31, 2020, no shares of common stock had been issued under the ESPP.

Stock Options

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company, prior to the IPO on October 29, 2019, was a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected volatility based on the historical volatility of a publicly-traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees was determined utilizing the “simplified” method for awards. The expected term of stock options granted to non-employees was equal to the contractual term of the option award. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield was zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	1,400,528	$9.10	9.69	$30,874
Options granted	1,376,477	33.55
Options exercised and shares vested	(48,263)	13.04
Options cancelled	—	—
Balance at December 31, 2020	2,728,742	$21.36	9.10	$34,432
Options exercisable as of December 31, 2020	345,043	8.98	8.68	8,362
Options vested and expected to vest as of December 31, 2020	2,728,742	21.36	9.10	34,432

The aggregate intrinsic value of options exercisable as of December 31, 2020 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $33.22 per share. The aggregate intrinsic value of options exercised during the year ended December 31, 2020 was approximately $1.5 million, determined as of the date of exercise. There were no option exercises during the year ended December 31, 2019.

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2020 was $19.59. As of December 31, 2020, the Company had $28.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.8 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2020	2019
Assumptions:
Expected term (in years)	6.06	6.07
Expected volatility	65.07%	60.17%
Risk free interest rate	0.51%	1.58%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations as follows (in thousands):

	Years Ended December 31,
	2020	2019
Research and development expense	$1,450	$106
General and administrative expense	4,390	300
Total	$5,840	$406

9. Income Taxes

For the years ended December 31, 2020 and 2019, the Company did not record a provision for income taxes due to a full valuation against its deferred taxes. A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Income taxes computed at the statutory rate	$(27,105)	$(53,578)
Permanent items	291	552
Change in fair value of warrants and convertible debt	(20)	30,622
Research and development credit	(3,047)	(697)
Change in valuation allowance	29,949	23,046
Other	(68)	55
Provision (benefit) for income taxes	$—	$—

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$33,162	$6,322
Research credits	3,744	697
Intangible assets	14,929	16,050
Other	1,914	428
Gross deferred tax assets	53,749	23,497
Less valuation allowance	(53,250)	(23,301)
Deferred tax assets, net of valuation allowance	499	196
Deferred tax liabilities:
Other	(499)	(196)
Net deferred tax assets	$—	$—

Based upon the Company’s history of operating losses, the Company is unable to conclude that it is more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for its deferred tax assets as of December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of approximately $157.8 million and $30.1 million, respectively, which are carried over indefinitely.

As of December 31, 2020, the Company has available federal research and development credits of $4.7 million which begin to expire in 2038.

The Company has not completed a formal analysis of the potential impact of Section 382 on its deferred tax assets as of December 31, 2020. Until this analysis has been completed, the Company has not adjusted any of its deferred tax assets, including net operating losses or research and development credits. The Company will reassess the amount of net operating losses and credits subject to limitation under Section 382 when a study is complete. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the Company’s effective tax rate.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

	Years Ended December 31,
	2020	2019
Beginning balance	$176	$—
Increases related to current year tax positions	762	176
Ending balance	$938	$176

As of December 31, 2020, the Company has gross unrecognized tax benefits of $0.9 million, none of which would affect the effective tax rate due to a full valuation allowance. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company's policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company has no accrual for interest or penalties on its balance sheet at December 31, 2020 and has not recognized interest or penalties in its statement of operations for the year ended December 31, 2020.

The Company is subject to taxation in the United States and California. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception.

10. 401(k) Plan

The Company established a 401(k) savings plan during the year ended December 31, 2020. The Company’s contributions to the plan are discretionary. During the year ended December 31, 2020, the Company incurred $0.3 million of expense related to employer contributions. As of December 31, 2020 the Company had $0.3 million of 401(k) contribution liabilities, which was based on a 75% match of employees’ annual contributions. In January 2021, the Board of Directors approved the discretionary match, which was settled by contributing 8,356 shares.

11. Quarterly Financial Information (unaudited)

The following table summarizes the unaudited financial results of operations for the quarters indicated:

	2020 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Operating expenses:
Research and development	$15,865	$14,859	$25,770	$41,654
General and administrative	4,510	5,162	7,060	10,785
Total operating expenses	20,375	20,021	32,830	52,439
Loss from operations	(20,375)	(20,021)	(32,830)	(52,439)
Total other income (expense)	234	(1,080)	(1,275)	(1,282)
Net loss	$(20,141)	$(21,101)	$(34,105)	$(53,721)
Net loss per share, basic and diluted	$(0.62)	$(0.64)	$(1.02)	$(1.58)
Weighted-average shares of common stock outstanding, basic and diluted	32,470,402	32,997,099	33,366,237	34,060,291

	2019 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Operating expenses:
Research and development	$429	$2,772	$4,469	$12,704
In-process research and development	—	78,897	—	—
General and administrative	797	1,345	1,813	2,989
Total operating expenses	1,226	83,014	6,282	15,693
Loss from operations	(1,226)	(83,014)	(6,282)	(15,693)
Total other income (expense)	(25)	(4,748)	(61,830)	(82,313)
Net loss	$(1,251)	$(87,762)	$(68,112)	$(98,006)
Net loss per share, basic and diluted	$(0.19)	$(13.11)	$(9.30)	$(3.97)
Weighted-average shares of common stock outstanding, basic and diluted	6,585,503	6,694,682	7,326,090	24,706,661

12. Subsequent Events

In March 2021, the Company entered into the Second Amendment (the “Amendment”) to the Loan Agreement which further amended certain terms of the Loan Agreement, dated as of May 14, 2019.

The Amendment extends the current interest-only period of the Loan Agreement from May 31, 2021 to July 31, 2021. After July 31, 2021, the interest-only period will be extended either (i) until December 31, 2021, if the Company receives positive data from its Phase 3 clinical trial in H. pylori infection sufficient to file an NDA with the FDA; or (ii) until November 30, 2022, if the Company receives positive data from its Phase 3 clinical trials in both indications for vonoprazan sufficient to file an NDA with the FDA.

Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1
3.2	Amended and Restated Bylaws	8-K	9-25-2020	3.1
4.1	Form of Common Stock Certificate	S-1/A	10-15-2019	4.1
4.2	Warrant to purchase shares of common stock issued to Takeda Company Limited, dated May 7, 2019	S-1	9-30-2019	4.2
4.3	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9-30-2019	4.3
4.4	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9-30-2019	4.4
4.5	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10-15-2019	4.5
4.6	Description of Registered Securities				X
10.1#	Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.1
10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.2
10.3#	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.3
10.4#	Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder	S-1/A	10-15-2019	10.4
10.5#	Form of Stock Option Grant Notice and Stock Option Agreement under the Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan	10-Q	8-6-2020	10.3
10.6#	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan	10-Q	8-6-2020	10.4
10.7#	Phathom Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan	S-1/A	10-15-2019	10.5
10.8#	Non-Employee Director Compensation Policy	S-1/A	10-15-2019	10.6
10.9#	Phathom Pharmaceuticals 2020 Bonus Plan	10-Q	5-12-2020	10.1
10.10#	Letter Agreement, dated May 7, 2019, by and between Tadataka Yamada, M.D. and the Registrant	S-1	9-30-2019	10.7
10.11#	Employment Letter Agreement, dated July 21, 2019, by and between David Socks and the Registrant	S-1	9-30-2019	10.8
10.12#	Amended and Restated Employment Letter Agreement, dated September 25, 2019, by and between Azmi Nabulsi, M.D., M.P.H. and the Registrant	S-1	9-30-2019	10.9
10.13#	Employment Letter Agreement, dated June 25, 2020, by and between Todd Branning and the Registrant	8-K	7-13-2020	10.1
10.14#	Form of Indemnification Agreement for Directors and Officers	S-1	9-30-2019	10.11

126

10.15†	License Agreement, dated May 7, 2019, by and between Takeda Pharmaceuticals Company Limited and the Registrant	S-1	9-30-2019	10.12
10.16	Loan and Security Agreement, dated May 14, 2019, by and among Silicon Valley Bank, WestRiver Innovation Lending Fund VIII, L.P. and the Registrant	S-1	9-30-2019	10.13
10.17	Amendment to the Loan and Security Agreement, dated March 11, 2020, by and among Silicon Valley Bank, WestRiver Innovation Lending Fund VIII, L.P. and the Registrant	10-Q	5-12-2020	10.2
10.18#	Employment Letter Agreement, dated August 29, 2019, by and between Terrie Curran and the Registrant	S-1	9-30-2019	10.14
10.19†	Commercial Supply Agreement, by and between Takeda Pharmaceuticals Company Limited and the Registrant, dated as of April 30, 2020	10-Q	8-6-2020	10.1
10.20†	Amendment No. 1 to Takeda License Agreement, dated September 21, 2020				X
10.21†	Supply and Packaging Services Agreement, by and between Sandoz GmbH and the Registrant, dated December 30, 2020				X
10.22	Amendment No. 1 to Commercial Supply Agreement by and between Takeda Pharmaceuticals Company Limited and the Registrant, dated as of December 1, 2020				X
23.1	Consent of independent registered public accounting firm				X
24.1	Power of Attorney				X
31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been omitted for confidentiality purposes.

127

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

128

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHATHOM PHARMACEUTICALS, INC.

/s/ Terrie Curran
Terrie Curran Chief Executive Officer

Date: March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrie Curran Terrie Curran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2021

/s/ Todd P. Branning Todd P. Branning	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2021

* Tadataka Yamada, M.D.	Chairman of the Board of Directors	March 30, 2021

* Michael F. Cola	Director	March 30, 2021

* Heidi Kunz	Director	March 30, 2021
* Asit Parikh, M.D., Ph.D.	Director	March 30, 2021
* David Socks	Director	March 30, 2021
* Mark Stenhouse	Director	March 30, 2021
* James Topper, M.D., Ph.D.	Director	March 30, 2021

*By: /s/ Terrie Curran

Terrie Curran, Attorney-in-fact

129