Form 10-Q
period 2021-03-31
Phathom Pharmaceuticals, Inc.
filed 2021-05-11
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, the registrant had 31,329,613 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$237,974	$287,496
Prepaid expenses and other current assets (including related party amounts of $0 and $82, respectively)	4,836	3,872
Total current assets	242,810	291,368
Property, plant and equipment, net	907	986
Operating lease right-of-use assets	2,261	2,373
Other long-term assets	385	384
Total assets	$246,363	$295,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $335 and $173, respectively)	$10,857	16,782
Accrued clinical trial expenses	10,868	19,997
Accrued expenses (including related party amounts of $1,000 and $734, respectively)	6,566	10,606
Accrued interest	312	312
Current portion of long-term debt	11,765	7,353
Operating lease liabilities, current	477	474
Total current liabilities	40,845	55,524

Long-term debt, net of discount	35,587	39,634
Operating lease liabilities	1,467	1,557
Other long-term liabilities	4,125	4,125
Total liabilities	82,024	100,840

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at March 31, 2021 and December 31, 2020 ; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000; issued shares — 31,321,613 and 31,262,769 at March 31, 2021 and December 31, 2020, respectively; outstanding shares — 28,876,510 and 28,516,010 at March 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	584,666	579,755
Accumulated deficit	(420,330)	(385,487)
Total stockholders’ equity	164,339	194,271
Total liabilities and stockholders’ equity	$246,363	$295,111

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development (includes related party amounts of $939 and $404 respectively)	$20,580	$15,865
General and administrative (includes related party amounts of $16 and $43, respectively)	13,004	4,510
Total operating expenses	33,584	20,375

Loss from operations	(33,584)	(20,375)

Other income (expense):
Interest income	14	878
Interest expense	(1,272)	(738)
Change in fair value of warrant liabilities	—	95
Other income (expense)	(1)	(1)
Total other income (expense)	(1,259)	234
Net loss and comprehensive loss	$(34,843)	$(20,141)
Net loss per share, basic and diluted	$(0.96)	$(0.62)
Weighted-average shares of common stock outstanding, basic and diluted	36,298,968	32,470,402

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	28,516,010	3	579,755	(385,487)	$194,271
Issuance of common stock from exercise of stock options	36,998	—	412	—	412
401(k) matching contribution	8,356	—	323	—	323
Vesting of restricted shares	301,656	—	—	—	-
Stock-based compensation	—	—	3,818	—	3,818
ESPP shares issued	13,490	—	358	—	358
Net loss	—	—	—	(34,843)	(34,843)
Balance at March 31, 2021	28,876,510	$3	$584,666	$(420,330)	$164,339

See accompanying notes.

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

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(34,843)	$(20,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125	52
Stock-based compensation	3,818	563
Amortization of debt discount	364	199
Change in fair value of warrant liabilities	0	(95)
Other	357	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes the change in related party amounts of $82, and $0, respectively)	(965)	6,680
Accounts payable and accrued expenses (includes the change in related party amounts of $428, and $289, respectively)	(9,516)	1,492
Accrued clinical trial expenses	(9,129)	0
Accrued interest	—	81
Operating right-of-use asset and lease liabilities	25	(48)
Other long-term assets	(1)	(200)
Net cash used in operating activities	(49,765)	(11,417)

Cash flows from investing activities
Cash paid for property, plant and equipment	(169)	(676)
Net cash used in investing activities	(169)	(676)

Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	412	—
Net proceeds from issuance of long-term debt	—	25,000
Net cash provided by financing activities	412	25,000
Net (decrease) increase in cash and cash equivalents	(49,522)	12,907
Cash and cash equivalents – beginning of period	287,496	243,765
Cash and cash equivalents – end of period	$237,974	$256,672

Supplemental disclosure of cash flow information
Interest paid	$906	$458
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued liabilities	$21	$20
Final interest payment fee	$—	$2,063
Settlement of ESPP liability in common stock	$358	$—
Settlement of 401(k) liability in common stock	$323	$—
Conversion of Lender Warrants into equity	$—	$318

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

Liquidity and Capital Resources

From inception to March 31, 2021, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial product candidate, vonoprazan, meeting with regulatory authorities, preparing for and managing the Phase 3 clinical trials of vonoprazan, building a commercial organization in preparation for a potential product launch following successful development and approval, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and preparation for commercialization of vonoprazan. From inception to March 31, 2021, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, and the sale of 10,997,630 shares of common stock for net proceeds of approximately $191.5 million in its 2019 IPO. Additionally, in December 2020, the Company raised net proceeds of $88.6 million from the sale of 2,250,000 shares of common stock at a public offering price of $39.48 per share after deducting underwriting discounts and commissions, and an additional $0.2 million in offering costs.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, are classified within the Level 1 designation discussed above, while prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Warrant liabilities and convertible promissory notes were recorded at fair value on a recurring basis.

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The warrant liabilities consisted of warrants (the “Lender Warrants”) issued in connection with the loan and security agreement (the “Loan Agreement”) for commercial bank debt (see Note 6). The Lender Warrants were accounted for as liabilities as they contained a holder put right under which the lenders could have required the Company to pay cash in exchange for the Lender Warrants. The fair value of the Lender Warrants was estimated on the date of grant using the Black-Scholes option-pricing model with an expected term equal to the remaining contractual term of the warrants. The Company estimates its expected stock volatility based on the historical volatility of a set of peer companies, which are publicly traded, and expects to continue to do so until it has adequate historical data regarding the volatility of its own publicly-traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. When the Company drew down the Term Loan B under the Loan Agreement in March 2020 (see Note 6), the Lenders’ put right expired, and the Company recorded a final fair value adjustment and reclassified the Lender Warrants balance of $0.3 million to additional paid-in-capital.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liabilities
Balance at December 31, 2019	413
Change in fair value	(95)
Reclassification of Lender Warrants into equity (Note 6)	(318)
Balance at March 31, 2020	$—

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through March 31, 2021.

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

The Company also maintains an employee stock purchase program ("ESPP") under which it issues shares. The Company estimates the fair value of stock options and shares that will be issued under the ESPP using the Black-Scholes valuation model, which requires the use of estimates. The Company recognizes stock-based compensation cost for shares that it will issue under the ESPP on a straight-line basis over the requisite service period of the award.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company included 7,588,000 shares of common stock under its warrant (the “Takeda Warrant”) issued to Takeda Pharmaceutical Company Limited (“Takeda”) in connection with a May 2019 license agreement (see Note 4) in the calculation of basic weighted-average common shares outstanding from the time it became exercisable at the Company’s IPO because the Takeda Warrant is exercisable for little consideration. For the three months ended March 31, 2021 and 2020, the Company has excluded weighted-average unvested shares of 2,582,666 and 4,082,104, respectively, from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

Recently Adopted Accounting Standards

 In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2020 on a prospective basis, and early adoption is permitted. The Company adopted this guidance effective January 1, 2021, and the adoption did not have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no new material accounting standards issued in the first quarter of 2021 that impacted the Company.

2. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Computer equipment and software	$560	$516
Furniture and fixtures	749	747
Leasehold improvements	54	54
	1,363	1,317
Less: accumulated depreciation	(456)	(331)
Total property, plant and equipment, net	$907	$986

Depreciation expense for the three months ended March 31, 2021 and 2020 was approximately $125,000 and $52,000, respectively. No property, plant or equipment was disposed of during the three months ended March 31, 2021 or the year ended December 31, 2020.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued research and development expenses	$3,202	$4,864
Accrued compensation expenses	1,827	4,587
Accrued professional & consulting expenses	1,463	1,123
Accrued other	74	32
Total accrued expenses	$6,566	$10,606

3. Related Party Transactions

Frazier is a principal stockholder of the Company and is represented on the Company’s board of directors. The Company has conducted operations within office space controlled by Frazier and Frazier allocated a portion of the costs associated with this office space to the Company. In addition, Frazier paid for various goods and services, such as employee wages, insurance and expense reimbursements and various administrative services associated with the operations of the Company and charged the Company for those expenses. As of March 31, 2021 and December 31, 2020 the Company had outstanding accounts payable and accrued expenses due to Frazier in the amount of $17,000 and $35,000, respectively, related to these shared operating expenses. For the three months ended March 31, 2021 and 2020, the Company incurred $16,000 and $43,000, respectively, of shared operating expenses. In addition to the shared operating expenses, the Company issued convertible promissory notes to Frazier during 2018 and 2019.

Frazier is a principal stockholder in PCI Pharma Services (“PCI”). In the third quarter of 2019, the Company engaged PCI for clinical manufacturing services. As of March 31, 2021 and December 31, 2020, the Company had $0.9 million and $0.4 million, respectively, outstanding accounts payable and accrued expenses related to these manufacturing services.  For the three months ended March 31, 2021 and 2020, the Company incurred $0.9 million and $0.4 million, respectively, of expenses related to services performed by PCI.

Takeda became a common stockholder of the Company in connection with the May 2019 license agreement (see Note 4). In conjunction with this license, Takeda provides proprietary supplies for the Company’s ongoing clinical development of vonoprazan in addition to the exclusive license for the commercialization of vonoprazan in the United States, Canada and Europe. As of March 31, 2021 and December 31, 2020, the Company had $22,000 and $22,000, respectively, in outstanding accounts payable and accrued expenses related to these supply services. The Company did not have any such expenses incurred for the three months ended March 31, 2021 and 2020 related to services performed by Takeda.

On May 5, 2020, the Company entered into a Commercial Supply Agreement (the “Commercial Supply Agreement”) with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product. Pursuant to the Commercial Supply Agreement, Takeda has agreed to supply the Company with and the Company has agreed to purchase from Takeda certain quantities of vonoprazan bulk drug product according to approved specifications at a fixed price per batch of bulk drug product in order to commercialize vonoprazan in accordance with the Takeda License. Unless terminated earlier, the term of the Commercial Supply Agreement extends for a period of two years from the date the Company places an order for bulk drug product for the first commercial launch of vonoprazan in any jurisdiction in the licensed territory, provided that this two-year period will expire no later than December 31, 2023. The Commercial Supply Agreement will terminate immediately upon the termination of the Takeda License in accordance with its terms. As of March 31, 2021 and December 31, 2020, the Company had $0.2 million and $0.2 million, respectively, in outstanding accounts payable and accrued expenses related to these bulk drug product costs. For the three months ended March 31, 2021, the Company incurred no expense related to the Commercial Supply Agreement. The Company has a remaining minimum purchase obligation of approximately $2.2 million related to this agreement.

In connection with the Takeda License, the Company entered into a temporary services agreement (the “Temporary Services Agreement”) with Takeda on November 24, 2020. Pursuant to the Temporary Services Agreement, Takeda agreed to provide or procure the provision of services related to the ongoing clinical development of vonoprazan.  The Temporary Services Agreement will terminate immediately upon termination of the Takeda License in accordance with its terms. As of March 31, 2021 and December 31, 2021, the Company had $0.2 million and $0.2 million, respectively, in outstanding accounts payable and accrued expenses related to these temporary services.

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

Purchase Commitments

         In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of approximately $3.8 million in the first 24-month period following the launch of the final product. The Company has not incurred any expenses under the agreement during the three months ended March 31, 2021.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

5. Lease Commitments

As of March 31, 2021, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with remaining lease terms of 4.1 years and 4.4 years, respectively. Both operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the three months ended March 31, 2021 and 2020 was approximately $0.2 million and $0.1 million, respectively.

The following table summarizes supplemental balance sheet information related to the operating leases as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
	2021	2020
Assets:
Operating lease right-of-use assets	2,261	2,373
Total right-of-use assets	$2,261	$2,373

Liabilities:
Operating lease liabilities, current	477	474
Operating lease liabilities, non-current	1,467	1,557
Total operating lease liabilities	$1,944	$2,031

As of March 31, 2021, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2021	$368
2022	503
2023	516
2024	529
Thereafter	342
Total minimum lease payments	$2,258

Less: amount representing interest	(314)
Present value of operating lease liabilities	1,944
Less: operating lease liabilities, current	(477)
Operating lease liabilities	$1,467

Weighted-average remaining lease term (in years)	4.31
Weighted-average incremental borrowing rate	7.25%

Operating cash flows for the three months ended March 31, 2021 included $0.2 million in cash payments for operating leases. Operating cash flows for the three months ended March 31, 2020 included $0.3 million in cash payments for operating leases, $0.2 million of which were prepaid lease payments.

6. Debt

Total debt consists of the following (in thousands):

March 31, 2021
Long-term debt, current portion	$11,765
Long-term debt, non-current portion	38,235
Unamortized debt discount	(2,648)
Total debt, net of debt discount	$47,352

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

The Term Loans bear interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% (5% at March 31, 2021) or 7.25%. Under the original Loan Agreement, the monthly payments consisted of interest-only through May 31, 2021. On March 11, 2020, the Company entered into the first amendment and on March 11, 2021, the Company entered into the second amendment (together the “Amendments”) to the Loan Agreement. Pursuant to the Amendments, the interest-only payment period was extended through July 31, 2021, and could be further extended either (i) until December 31, 2021, if the Company receives positive data from its Phase 3 clinical trial in H. pylori infection sufficient to file a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”); or (ii) until November 30, 2022, if the Company receives positive data from its Phase 3 clinical trials in both indications for vonoprazan sufficient to file an NDA with the FDA; provided, in each case, that the Company had drawn down an additional $25.0 million, Term Loan B, pursuant to the Loan Agreement. Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024. In addition, the Company is obligated to pay a final payment fee of 8.25% of the original principal amount of the Term Loans. As of March 31, 2021, the aggregate final payment fee for the Term Loans of $4.1 million has been recorded as an other long-term liability.

The Company may elect to prepay all or a portion of the Term Loans prior to maturity, subject to a prepayment fee of up to 2.0% of the then outstanding principal balance and payment of a pro rata portion of the final payment fee. After repayment, no Term Loan amounts may be borrowed again.

The borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, excluding intellectual property and certain other assets. The Loan Agreement includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding its operating accounts. The negative covenants include, among others, limitations on the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. The Loan Agreement also contains customary events of default, including bankruptcy, the failure to make payments when due, and a material adverse change. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company would begin to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB, as collateral agent. As of March 31, 2021, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

The initial $0.4 million fair value of the Lender Warrants, the $4.1 million final payment fee and $0.2 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loans. During the three months ended March 31, 2021 and 2020, the Company recognized $1.3 million and $0.7 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. As of March 31, 2021, the Company had outstanding Term Loans of $50.0 million and accrued interest of $0.3 million.

Future minimum principal and interest payments under the Term Loans, including the final payment fee, as of March 31, 2021 are as follows (in thousands):

Year ending December 31:
2021	$10,032
2022	20,187
2023	18,889
2024	11,614
Total principal and interest payments	60,722
Less interest and final payment fee	(10,722)
Total term loan borrowings	$50,000

7. Stockholders’ Equity

Common Stock

In March 2019, subsequent to the Merger, the Company sold 1,491,072 shares of the Company’s common stock to Frazier.

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending in March 2023. The fair value of the founder shares at the date the repurchase right was granted is being recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of March 31, 2021, 1,265,028 shares of common stock were subject to repurchase by the Company and the associated repurchase liability was not significant. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

In May 2019, the Company issued Takeda 1,084,000 shares of common stock in connection with the Takeda License.

For the period from January 1, 2019 to May 6, 2019, the Company issued 2,524,852 shares of common stock to various employees and consultants of the Company for aggregate proceeds of approximately $1,000. Upon issuance, these shares were subject to a repurchase option by the Company at the original purchase price of the shares. The repurchase rights generally lapse as to 25% of the shares on the first anniversary of the vesting commencement date, and the repurchase right lapses as to 1/48th of the shares each one-month period thereafter, subject to the purchaser remaining continuously an employee, consultant or director of the Company. In November 2019, the Company repurchased 17,560 shares at the original purchase price for an aggregate purchase price of $5.20. As of March 31, 2021, 1,180,075 shares remain available for repurchase by the Company and the associated repurchase liability was not significant.

On October 29, 2019, upon completion of the IPO, the Company sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share. The net proceeds were approximately $191.5 million, after deducting underwriting discounts, commissions and offering costs.

On December 16, 2020, the Company completed an underwritten public offering, in which it sold 2,250,000 shares of its common stock at a price of $42.00 per share for total gross proceeds of $94.5 million. The net purchase price after deducting underwriting discounts and commissions was $39.48 per share, which generated net proceeds of $88.8 million. The Company incurred an additional $0.2 million of offering expenses in connection with this public offering.

In November 2020 the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $125.0 million through the Sales Agent (the “ATM Offering”). Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. No shares were sold under the ATM Offering as of March 31, 2021.

A summary of the Company’s unvested shares is as follows:

Balance at December 31, 2020	2,746,759
Share vesting	(301,656)
Balance at March 31, 2021	2,445,103

For accounting purposes, unvested shares of common stock are considered issued, but not outstanding until they vest.

Common stock reserved for future issuance consists of the following:

March 31, 2021
Common stock warrants	7,604,446
Stock options and performance-based units outstanding	4,360,544
Shares available for issuance under the 2019 Incentive Plan	2,063,814
Shares available for issuance under the ESPP Plan	858,783
Balance at March 31, 2021	14,887,587

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of March 31, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

2019 Incentive Award Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Existing Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Existing Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. The Company initially had 2,700,000 shares of common stock available for issuance under the 2019 Plan, which was increased by 1,250,511 and 1,158,580 shares that were authorized on January 1, 2021 and 2020 respectively. During the three months ended March 31, 2021, 1,358,750  stock options and 90,050 performance-based units were granted.

Performance-based Units

During 2020, the Company granted 220,000 performance-based stock units (“PSU”) whereby vesting depends upon the approval by the U.S. Food and Drug Administration ("FDA") of vonoprazan for H. pylori and then, or concurrent with, erosive esophagitis. In January 2021, the Company granted an additional 90,050 PSUs to employees. As of March 31, 2021, the PSU milestones had not been achieved.  As of March 31, 2021, no related compensation cost had been recognized. The following table summarizes PSU activity under the 2019 Incentive Award Plan during the three months ended March 31, 2021.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2020	220,000	$32.48
Granted	90,050	38.54
Vested	—	—
Forfeited	—	—
Unvested balance at March 31, 2021	310,050	$34.24

As of March 31, 2021, there was approximately $11.6 million of related unrecognized compensation cost, which will begin to be recognized when vesting is probable.

Employee Stock Purchase Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors. As of March 31, 2021, 858,783 shares of common stock remain available for issuance, which includes the 13,490 shares sold to employees during the three months ended March 31, 2021 as well as the annual increases of 312,628 and 289,645 shares that were authorized on January 1, 2021and 2020 respectively.

The ESPP is considered a compensatory plan, and the Company recorded related stock-based compensation of $0.1 million for the three months ended March 31, 2021. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2021	2020
Assumptions:
Expected term (in years)	0.75	—
Expected volatility	81.83%	0.00%
Risk free interest rate	0.10%	—
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards during 2021 was $15.85. As of March 31, 2021, the total unrecognized compensation expense related to the ESPP was $0.3 million, which is expected to be recognized over a weighted-average period of approximately 0.6 years.

401(k) Plan

The Company established a 401(k) savings plan during the year ended December 31, 2020. The Company’s contributions to the plan are discretionary. During the year ended December 31, 2020, the Company incurred $0.3 million of expense related to employer contributions, which was based on a 75% match of employees’ annual contributions. In January 2021, the Board of Directors approved the discretionary match, which was settled by contributing 8,356 shares. During the three months ended March 31, 2021, the Company incurred $0.4 million of expense related to estimated 2021 employer contribution liabilities, which was based on a 75% match of employees’ contributions during the period.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	2,728,742	$21.36	9.10	$34,432
Options granted	1,358,750	39.06
Options exercised and shares vested	(36,998)	11.14
Options cancelled	—	—
Balance at March 31, 2021	4,050,494	$27.39	9.18	$43,966
Options exercisable as of March 31, 2021	457,531	$11.83	8.50	$11,774

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2021 was $23.5. As of March 31, 2021, the Company had $56.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.3 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2021	2020
Assumptions:
Expected term (in years)	6.07	6.08
Expected volatility	67.49%	62.63%
Risk free interest rate	0.60%	1.19%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expense	$859	$114
General and administrative expense	2,959	449
Total	$3,818	$563

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

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

Overview

We are a late clinical-stage biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our initial product candidate, vonoprazan, is an oral small molecule potassium competitive acid blocker, or P-CAB. P-CABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan has shown rapid, potent, and durable anti-secretory effects and has demonstrated clinical benefits over the current standard of care as a single agent in the treatment of gastroesophageal reflux disease, or GERD, and in combination with antibiotics for the treatment of H. pylori infection. Takeda Pharmaceutical Company Limited, or Takeda, developed vonoprazan and has received marketing approval in thirteen countries in Asia and Latin America. Vonoprazan generated over $670 million in net sales in its fifth full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda. We initiated two pivotal Phase 3 clinical trials in the fourth quarter of 2019 for vonoprazan: one for the treatment of erosive GERD (PHALCON-EE), also known as erosive esophagitis, and a second for the treatment of H. pylori infection (PHALCON-HP). In August 2019, we received QIDP and Fast Track designations from the FDA, for vonoprazan tablets in combination with amoxicillin tablets and clarithromycin tablets and with amoxicillin tablets alone for the treatment of H. pylori infection. In November 2020, we requested additional QIDP and Fast Track designations to include amoxicillin capsules in addition to amoxicillin tablets. The FDA granted these additional Fast Track designations in January 2021 and these additional QIDP designations in May 2021. Vonoprazan has the potential to be the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years. In addition, we continue to plan to pursue vonoprazan lifecycle extension strategies in areas with clear unmet need, clinical rationale, and commercial justification.

In March 2020, due to global efforts to combat the coronavirus, COVID-19 pandemic, we announced a temporary pause in randomization of new patients in our Phase 3 trials. In June 2020, we announced that we had recommenced randomization of new patients in both of our Phase 3 trials. Despite the pause, we completed patient enrollment in PHALCON-EE in November 2020 and in PHALCON-HP in January 2021.

On April 29, 2021, we announced that in PHALCON-HP both vonoprazan-based regimens successfully met their primary endpoints and met all secondary endpoints. The trial studied vonoprazan in combination with amoxicillin and clarithromycin (“vonoprazan triple therapy”) and vonoprazan in combination with amoxicillin (“vonoprazan dual therapy”) compared to lansoprazole in combination with amoxicillin and clarithromycin (“lansoprazole triple therapy”).  PHALCON-HP is the largest Phase 3 registration trial ever conducted in H. pylori infection, randomizing 992 patients with confirmed H. pylori infection.

The primary endpoints in the PHALCON-HP study were non-inferiority of the H. pylori eradication rate for each of vonoprazan triple and dual therapy compared to lansoprazole triple therapy.  Based on FDA feedback, the primary endpoint excluded patients with amoxicillin or clarithromycin resistant strains of H. pylori.  Both vonoprazan-based regimens successfully met their primary endpoints.  Vonoprazan triple therapy and vonoprazan dual therapy also met all secondary endpoints, demonstrating superior eradication rates versus lansoprazole triple therapy in all patients and in patients with clarithromycin-resistant strains of H. pylori.  Patients with clarithromycin resistant strains comprised 20.3% of the study population. In addition, both vonoprazan-based regimens were generally well tolerated with a safety profile comparable to lansoprazole triple therapy.

We expect to report top-line data from PHALCON-EE in the fourth quarter of 2021. We believe that the data from PHALCON-HP and the successful completion of PHALCON-EE, together with the existing clinical data, will support regulatory submissions for marketing approval with the FDA in the fourth quarter of 2021 for vonoprazan triple therapy and vonoprazan dual therapy for the treatment of H. pylori infection, and in 2022 for vonoprazan for the treatment of erosive esophagitis. In addition, in April 2021, we commenced enrollment of patients in our Phase 2 trial evaluating various doses of vonoprazan as an on-demand therapy for non-erosive reflux disease or NERD.

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

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, preparing for and managing our Phase 3 clinical trials of vonoprazan, and providing other general and administrative support for these operations. Our operations to date have been funded primarily through the issuance of convertible promissory notes, commercial bank debt, proceeds from our initial public offering, or IPO, and proceeds from our follow-on stock offering in December 2020. From our inception through March 31, 2021, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes in 2019, $50.0 million of commercial bank debt, net proceeds from our IPO of $191.5 million from the sale of 10,997,630 shares of common stock and, in December 2020, the Company raised net proceeds of $88.6 million from the sale of 2,250,000 shares of common stock at a public offering price of $39.48 per share after deducting underwriting discounts and commissions, and an additional $0.2 million in offering costs. As of March 31, 2021, we had cash and cash equivalents of $238 million. Based on our current operating plan, and subject to the potential delays and cost increases resulting from the evolving COVID-19 pandemic, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the fourth quarter of 2022.

We do not have any products approved for sale and have incurred net losses since our inception. Our net losses for the three month periods ended March 31, 2021 and 2020 were $34.8 million and $20.1 million, respectively.  As of March 31, 2021, we had an accumulated deficit of $420.3 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities, and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance vonoprazan through clinical trials, seek regulatory approval for vonoprazan, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for vonoprazan, protect our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

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

Interest Expense

Interest expense consists of interest on our outstanding commercial bank debt at a floating per annum interest rate which was 7.25% as of March 31, 2021, and amortization of the commercial bank debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred, and the obligation to make a final payment fee.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	$20,580	$15,865	$4,715
General and administrative	13,004	4,510	8,494
Total operating expenses	33,584	20,375	13,209
Loss from operations	(33,584)	(20,375)	(13,209)
Other income (expense):
Interest income	14	878	(864)
Interest expense	(1,272)	(738)	(534)
Change in fair value of warrant liabilities	—	95	(95)
Other income (expense)	(1)	(1)	—
Total other income (expense)	(1,259)	234	(1,493)
Net loss	$(34,843)	$(20,141)	$(14,702)

Research and Development Expenses. Research and development expenses were $20.6 million and $15.9 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $4.7 million consisted of $2.8 million of chemistry manufacturing and controls (“CMC”) costs related to vonoprazan, $1.6 million of personnel-related expenses and $0.3 million of clinical trial costs. Compared to the fourth quarter of 2020, research and development expenses decreased by $21.0 million following the acceleration of patient enrollment in our Phase 3 trials during late 2020. We expect Research and Development expenses to decrease in 2021 as we complete the PHALCON-EE and PHALCON-HP Phase 3 clinical trials, and our Phase 2 NERD on-demand study continues.

General and Administrative Expenses. General and administrative expenses were $13.0 million and $4.5 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $8.5 million was due to increases of $5.1 million in personnel-related expenses, $0.4 million in professional services expenses for accounting, audit, tax, valuation and other services, $0.2 million of insurance premiums related to general operating matters, $0.6 million in consulting fees, $2.3 million in other expenses and partly offset by a $0.1 million reduction in legal fees. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $1.3 million for the three months ended March 31, 2021 consisted of interest expense on outstanding commercial bank debt with the increase in expense due to the additional $25.0 million Term Loan B from SVB.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2021, we had cash and cash equivalents of $238 million.

Commercial Bank Debt

On May 14, 2019, we entered into the Loan Agreement with Silicon Valley Bank, or SVB, as administrative and collateral agent, and lenders SVB and WestRiver Innovation Lending Fund VIII, L.P. We borrowed $25.0 million, Term Loan A, at the inception of the Loan Agreement and the additional $25.0 million, Term Loan B, in March 2020, which we collectively refer to as the Term Loans. As of March 31, 2021, we had outstanding Term Loans of $50.0 million and accrued interest of $0.3 million.

The Term Loans bear interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% (5% at March 31, 2021) or 7.25%. Under the original Loan Agreement, the monthly payments consisted of interest-only through May 31, 2021.  Pursuant to the first amendment to the Loan Agreement entered into on March 11, 2020, and the second amendment to the Loan Agreement entered into on March 11, 2021, the interest-only payment period was extended through July 31, 2021, and could be further extended either (i) until December 31, 2021, if we receive positive data from our Phase 3 clinical trial in H. pylori infection sufficient to file a new drug application, or NDA, with the FDA; or (ii) until November 30, 2022, if we receive positive data from our Phase 3 clinical trials in both indications for vonoprazan sufficient to file an NDA with the FDA; provided, in each case, that we had drawn down an additional $25.0 million, Term Loan B, pursuant to the Loan Agreement.  Subsequent to the interest-only period, the Term Loans will be payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024.

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

The Loan Agreement contains certain customary affirmative and negative covenants and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding our operating accounts. The negative covenants include, among others, limitations on our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by us would begin to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by SVB, as collateral agent. As of March 31, 2021, we were in compliance with all applicable covenants under the Loan Agreement.

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

At-the-Market-Offering

On November 10, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $125.0 million through the Sales Agent, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 which was filed on November 10, 2020 and declared effective by the SEC on November 16, 2020. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. There were no sales of our common stock under the ATM Offering for the three-month period ended March 31, 2021.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the fourth quarter of 2022. We expect our current cash and cash equivalents will allow us to complete our ongoing Phase 3 clinical trial of vonoprazan for the treatment of erosive esophagitis and Phase 2 trial of vonoprazan for on-demand treatment of non-erosive reflux disease. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by (used in):
Operating activities	$(49,765)	$(11,417)	$(38,348)
Investing activities	(169)	(676)	507
Financing activities	412	25,000	(24,588)
Net increase (decrease) in cash	$(49,522)	$12,907	$(62,429)

Operating Activities

Net cash used in operating activities was approximately $49.8 million and $11.4 million for the three months ended March 31, 2021 and 2020, respectively. The net cash used in operating activities for the three months ended March 31, 2021 was due to approximately $30.2 million spent on ongoing research and development and general and administrative activities and a $19.6 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $0.9 million increase in prepaid clinical activities, and an $18.7 million decrease in accounts payable and accrued expenses in support of the growth in our operating activities. The net cash used in operating activities for the three months ended March 31, 2020 was due to approximately $19.4 million spent on ongoing research and development and general and administrative expenses, partially offset by a $8.0 million net change in operating assets and liabilities. The net change in operating assets and liabilities related to a $6.7 million decrease in prepaid clinical activities, and a $1.5 increase in accounts payable and accrued expenses in support of the growth in our operating activities, partially offset by a $0.2 million increase in other long-term assets.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 and 2020, was primarily due to the cash we paid for acquiring property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was due to issuance of common stock from exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2020 was due to our commercial bank debt proceeds of $25.0 million related to the Term Loan B drawdown.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the three months ended March 31, 2021 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2020 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2020 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2021.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2020 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K.

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

As of March 31, 2021, the net proceeds from our initial public offering have been applied as follows: $94.4 million towards the clinical development of vonoprazan and $37.9 million towards working capital and general corporate purposes.

Issuer Repurchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

Not Applicable.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Item 6.Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1

3.2	Amended and Restated Bylaws	8-K	09/25/2020	3.1

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase shares of common stock issued to Takeda Company Limited, dated May 7, 2019	S-1	9/30/19	4.2

4.3	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.4	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.5	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

4.6	Description of Registered Securities	10-K	12/31/19	4.6

10.1	Second Amendment to the Loan and Security Agreement, dated March 11, 2021, by and among Silicon Valley Bank, SVB Innovation Credit Fund VIII, L.P. and the Registrant				X

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Report Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Presentation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

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

PHATHOM PHARMACEUTICALS, INC.

Date:	May 11, 2021	By:	/s/ Terrie Curran
Terrie Curran
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 11, 2021	By:	/s/ Todd P. Branning
Todd P. Branning
Chief Financial Officer
(Principal Financial and Accounting Officer)