Form 10-Q
period 2021-09-30
Phathom Pharmaceuticals, Inc.
filed 2021-11-08
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, the registrant had 31,414,827 shares of common stock ($0.0001 par value) outstanding.

2

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$224,618	$287,496
Prepaid expenses and other current assets (including related party amounts of $0 and $82, respectively)	695	3,872
Total current assets	225,313	291,368
Property, plant and equipment, net	692	986
Operating lease right-of-use assets	2,031	2,373
Other long-term assets	341	384
Total assets	$228,377	$295,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $311 and $173, respectively)	$5,582	$16,782
Accrued clinical trial expenses	10,491	19,997
Accrued expenses (including related party amounts of $1,847 and $734, respectively)	11,040	10,606
Accrued interest	214	312
Current portion of long-term debt	—	7,353
Operating lease liabilities, current	484	474
Total current liabilities	27,811	55,524

Long-term debt, net of discount	88,305	39,634
Operating lease liabilities	1,280	1,557
Other long-term liabilities	7,500	4,125
Total liabilities	124,896	100,840

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares - 40,000,000 at September 30, 2021 and December 31, 2020 ; no shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; authorized shares — 400,000,000; issued shares — 31,414,827 and 31,262,769 at September 30, 2021 and December 31, 2020, respectively; outstanding shares — 30,047,428 and 28,516,010 at September 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	597,022	579,755
Accumulated deficit	(493,544)	(385,487)
Total stockholders’ equity	103,481	194,271
Total liabilities and stockholders’ equity	$228,377	$295,111

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development (includes related party amounts of $849, $1,023, $2,695, and $1,676, respectively)	$16,608	$25,770	$58,786	$56,494
General and administrative (includes related party amounts of $0, $62, $16, and $139, respectively)	16,529	7,060	43,254	16,732
Total operating expenses	33,137	32,830	102,040	73,226

Loss from operations	(33,137)	(32,830)	(102,040)	(73,226)

Other income (expense):
Interest income	8	15	35	1,075
Interest expense	(1,485)	(1,286)	(4,013)	(3,286)
Change in fair value of warrant liabilities	—	—	—	95
Other income (expense)	(2,048)	(4)	(2,039)	(5)
Total other income (expense)	(3,525)	(1,275)	(6,017)	(2,121)
Net loss and comprehensive loss	$(36,662)	$(34,105)	$(108,057)	$(75,347)
Net loss per share, basic and diluted	$(0.98)	$(1.02)	$(2.94)	$(2.29)
Weighted-average shares of common stock outstanding, basic and diluted	37,299,351	33,366,237	36,748,492	32,946,128

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	28,516,010	$3	$579,755	$(385,487)	$194,271
Issuance of common stock from exercise of stock options	36,998	—	412	—	412
401(k) matching contribution	8,356	—	323	—	323
Vesting of restricted shares	301,656	—	—	—	—
Stock-based compensation	—	—	3,818	—	3,818
ESPP shares issued	13,490	—	358	—	358
Net loss	—	—	—	(34,843)	(34,843)
Balance at March 31, 2021	28,876,510	$3	$584,666	$(420,330)	$164,339
Issuance of common stock from exercise of stock options	8,000	—	104	—	104
Vesting of restricted shares	301,659	—	—	—	—
Stock-based compensation	—	—	4,237	—	4,237
Net loss	—	—	—	(36,552)	(36,552)
Balance at June 30, 2021	29,186,169	$3	$589,007	$(456,882)	$132,128
Issuance of common stock from exercise of stock options	50,073	—	1,265	—	1,265
401(k) matching contribution	18,394	—	580	—	580
Vesting of restricted shares	776,045	—	—	—	—
Stock-based compensation	—	—	4,419	—	4,419
ESPP shares issued	16,747	—	461	—	461
Issuance of warrants	—	—	1,290	—	1,290
Net loss	—	—	—	(36,662)	(36,662)
Balance at September 30, 2021	30,047,428	3	597,022	(493,544)	103,481

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

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(108,057)	$(75,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386	217
Stock-based compensation	12,474	3,461
Issuance of PIK interest debt	130	—
Amortization of debt discount	3,088	904
Change in fair value of warrant liabilities	—	(95)
Other	722	158
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes the change in related party amounts of $82, and $0, respectively)	3,177	11,034
Accounts payable and accrued expenses (includes the change in related party amounts of $1,251 and $238, respectively)	(9,629)	7,661
Accrued clinical trial expenses	(9,506)	10,845
Accrued interest	(98)	146
Operating right-of-use asset and lease liabilities	75	(272)
Other long-term assets	43	(200)
Net cash used in operating activities	(107,195)	(41,488)

Cash flows from investing activities
Cash paid for property, plant and equipment	(228)	(916)
Net cash used in investing activities	(228)	(916)

Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	1,781	—
Repayment of long-term debt	(54,125)	—
Net proceeds from issuance of long-term debt	96,889	25,000
Net cash provided by financing activities	44,545	25,000
Net (decrease) in cash and cash equivalents	(62,878)	(17,404)
Cash and cash equivalents – beginning of period	287,496	243,765
Cash and cash equivalents – end of period	$224,618	$226,361

Supplemental disclosure of cash flow information
Interest paid	$2,920	$2,235
Supplemental disclosure of noncash investing and financing activities
Issuance of common stock warrants in connection with long-term debt	$1,290	$—
Property and equipment purchases included in accounts payable and accrued liabilities	$9	$39
Final interest payment fee	$7,500	$2,063
Settlement of ESPP liability in common stock	$819	$—
Settlement of 401(k) liability in common stock	$903	$—
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,396
Conversion of Lender Warrants into equity	$—	$318

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

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Liquidity and Capital Resources

From inception to September 30, 2021, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial product candidate, vonoprazan, meeting with regulatory authorities, preparing for and managing the Phase 3 clinical trials of vonoprazan, building a commercial organization in preparation for a potential product launch following successful development and approval, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and preparation for commercialization of vonoprazan. From inception to September 30, 2021, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt and the sale of 10,997,630 shares of common stock for net proceeds of approximately $191.5 million in its 2019 IPO and the sale of 250,000 shares of common stock for net proceeds of approximately $88.6 million in its December 2020 follow-on public offering.

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

The warrant liabilities consisted of warrants (the “Lender Warrants”) issued in connection with the loan and security agreement with Silicon Valley Bank (the “SVB Term Loan”) for commercial bank debt (see Note 6). The Lender Warrants were accounted for as liabilities as they contained a holder put right under which the lenders could have required the Company to pay cash in exchange for the Lender Warrants. The fair value of the Lender Warrants was estimated on the date of grant using the Black-Scholes option-pricing model with an expected term equal to the remaining contractual term of the warrants. The Company estimates its expected stock volatility based on the historical volatility of a set of peer companies, which are publicly traded, and expects to continue to do so until it has adequate historical data regarding the volatility of its own publicly-traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. When the Company drew down the Term Loan B under the SVB Term Loan in March 2020 (see Note 6), the Lenders’ put right expired, and the Company recorded a final fair value adjustment and reclassified the Lender Warrants balance of $0.3 million to additional paid-in-capital.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through September 30, 2021.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company included 7,588,000 shares of common stock under its warrant (the “Takeda Warrant”) issued to Takeda Pharmaceutical Company Limited (“Takeda”) in connection with a May 2019 license agreement (see Note 4) in the calculation of basic weighted-average common shares outstanding from the time it became exercisable at the Company’s IPO because the Takeda Warrant is exercisable for little consideration. For the three and nine months ended September 30, 2021, the Company has excluded weighted-average unvested shares of 1,666,535 and 2,173,246, respectively, from the weighted-average number of common shares outstanding, compared to 3,186,269 and 3,606,378, respectively for the same periods in 2020. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

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

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no new material accounting standards issued in the first three quarters of 2021 that impacted the Company.

2. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Computer equipment and software	$587	$516
Furniture and fixtures	763	747
Leasehold improvements	59	54
	1,409	1,317
Less: accumulated depreciation and amortization	(717)	(331)
Total property, plant and equipment, net	$692	$986

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020, was approximately $130,000 and $88,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020, was approximately $386,000 and $217,000, respectively. No property, plant or equipment was disposed of during the nine months ended September 30, 2021 or the year ended December 31, 2020.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development expenses	$4,363	$4,864
Accrued compensation expenses	4,762	4,587
Accrued professional & consulting expenses	1,885	1,123
Accrued other	30	32
Total accrued expenses	$11,040	$10,606

3. Related Party Transactions

Frazier is a principal stockholder of the Company. The Company has conducted operations within office space controlled by Frazier and Frazier allocated a portion of the costs associated with this office space to the Company. In addition, Frazier paid for various goods and services, such as employee wages, insurance and expense reimbursements and various administrative services associated with the operations of the Company and charged the Company for those expenses. As of September 30, 2021 and December 31, 2020, the Company had outstanding accounts payable and accrued expenses due to Frazier in the amount of $0 and $35,000, respectively, related to these shared operating expenses. For the three months ended September 30, 2021 and 2020, the Company incurred $0 and $62,000, respectively, of shared operating expenses. For the nine months ended September 30, 2021 and 2020, the Company incurred $16,000 and $0.1 million, respectively, of shared operating expenses. In addition to the shared operating expenses, the Company issued convertible promissory notes to Frazier during 2018 and 2019.

Frazier is a principal stockholder in PCI Pharma Services (“PCI”). In the third quarter of 2019, the Company engaged PCI for clinical manufacturing services. As of September 30, 2021 and December 31, 2020, the Company had $1.5 million and $0.4 million, respectively, outstanding accounts payable and accrued expenses related to these manufacturing services.  For the three months ended September 30, 2021 and 2020, the Company incurred $0.6 million and $0.9 million, respectively, of expenses related to services performed by PCI. For the nine months ended September 30, 2021 and 2020, the Company incurred $2.2 million and $1.5 million, respectively, of expenses related to services performed by PCI.

Takeda became a common stockholder of the Company in connection with the May 2019 license agreement (see Note 4). In conjunction with this license, Takeda provides proprietary supplies for the Company’s ongoing clinical development of vonoprazan in addition to the exclusive license for the commercialization of vonoprazan in the United States, Canada and Europe. As of September 30, 2021 and December 31, 2020, the Company had $22,000 and $22,000, respectively, in outstanding accounts payable and accrued expenses related to these supply services. The Company did not have any such expenses incurred for the three and nine months ended September 30, 2021 and 2020 related to services performed by Takeda.

On May 5, 2020, the Company entered into a Commercial Supply Agreement (the “Commercial Supply Agreement”) with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product or drug substance. Pursuant to the Commercial Supply Agreement, Takeda has agreed to supply the Company with and the Company has agreed to purchase from Takeda certain quantities of vonoprazan bulk drug product or drug substance according to approved specifications at a fixed price per batch of bulk drug product or per kilogram of drug substance in order to commercialize vonoprazan in accordance with the Takeda License. Unless terminated earlier, the term of the Commercial Supply Agreement extends for a period of two years from the date the Company places an order for bulk drug product or drug substance for the first commercial launch of vonoprazan in any jurisdiction in the licensed territory, provided that this two-year period will expire no later than December 31, 2023. The Commercial Supply Agreement will terminate immediately upon the termination of the Takeda License in accordance with its terms. As of September 30, 2021 and December 31, 2020, the Company had $0.4 million and $0.2 million, respectively, in outstanding accounts payable and accrued expenses related to these product costs. For the nine months ended September 30, 2021 and 2020, the Company incurred $0.4 million and $0.1 million, respectively related to the Commercial Supply Agreement. The Company has a remaining minimum purchase obligation of approximately $1.8 million related to this agreement.

In connection with the Takeda License, the Company entered into a temporary services agreement (the “Temporary Services Agreement”) with Takeda on November 24, 2020. Pursuant to the Temporary Services Agreement, Takeda agreed to provide or procure the provision of services related to the ongoing clinical development of vonoprazan. The Temporary Services Agreement will terminate immediately upon termination of the Takeda License in accordance with its terms. As of September 30, 2021 and December 31, 2020, the Company had $0.3 million and $0.2 million, respectively, in outstanding accounts payable and accrued expenses related to these temporary services.

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

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of approximately $3.8 million in the first 24-month period following the launch of the final product. The Company has not incurred any expenses under the agreement during the nine months ended September 30, 2021.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

5. Lease Commitments

As of September 30, 2021, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with remaining lease terms of 3.6 years and 3.9 years, respectively. Both operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the three months ended September 30, 2021 and 2020 was approximately $0.2 million and $0.2 million, respectively. The total rent expense for the nine months ended September 30, 2021 and 2020 was approximately $0.6 million and $0.4 million, respectively.

The following table summarizes supplemental balance sheet information related to the operating leases as of September 30, 2021 and December 31, 2020.

	September 30,	December 31,
	2021	2020
Assets:
Operating lease right-of-use assets	2,031	2,373
Total right-of-use assets	$2,031	$2,373

Liabilities:
Operating lease liabilities, current	484	474
Operating lease liabilities, non-current	1,280	1,557
Total operating lease liabilities	$1,764	$2,031

As of September 30, 2021, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2021	123
2022	503
2023	516
2024	529
Thereafter	342
Total minimum lease payments	$2,013

Less: amount representing interest	(249)
Present value of operating lease liabilities	1,764
Less: operating lease liabilities, current	(484)
Operating lease liabilities	$1,280

Weighted-average remaining lease term (in years)	3.81
Weighted-average incremental borrowing rate	7.25%

Operating cash flows for the nine months ended September 30, 2021 included $0.5 million in cash payments for operating leases, $0.1 million of which were prepaid lease payments. Operating cash flows for the nine months ended September 30, 2020 included $0.8 million in cash payments for operating leases, $0.6 million of which were prepaid lease payments.

6. Debt

Total debt consists of the following (in thousands):

September 30, 2021
Long-term debt, current portion	$—
Long-term debt, non-current portion	100,130
Unamortized debt discount	(11,825)
Long-term debt, net of debt discount	$88,305

On September 17, 2021, (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., in its capacity as administrative agent and collateral agent and as a lender (in such capacity, the “Agent” or “Hercules”) and the other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”).

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million (the “Term Loan”) under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100.0 million, all of which was funded to the Company on the Closing Date (the “First Advance”), (ii) a second tranche consisting of up to an additional $50.0 million, which will become available to the Company upon achievement of the protocol-specified primary efficacy endpoints in the Company’s Phase 3 trial studying vonoprazan for the healing and maintenance of healing of erosive esophagitis with acceptable safety data, such that the results support the submission of a New Drug Application (“NDA”) or supplemental NDA without the need to conduct another Phase 3 study and will be available, if specified conditions are met, through December 15, 2022, (iii) a third tranche consisting of an additional $25.0 million, which will become available to the Company upon the achievement of (a) FDA approval of the Company’s NDA for vonoprazan and amoxicillin, or its New Drug Application for vonoprazan, amoxicillin and clarithromycin, in each case for an indication relating to the treatment of H. pylori with an approved indication on the claim that is generally consistent with that sought in the Company’s NDA submission; and (b) filing of the Company’s NDA or supplemental NDA for vonoprazan for indications relating to the healing and maintenance of healing of erosive esophagitis (milestones (a) and (b), together, the “Second Performance Milestone”), and will be available, if specified conditions are met, through September 30, 2023, and (iv) a fourth tranche consisting of up to an additional $25.0 million, which will be available, if specified conditions are met, through March 31, 2024, upon achievement of the Second Performance Milestone.

The Company paid a $1.25 million facility charge in connection with closing of the Loan Agreement and would need to pay 0.5% of any advances made under the third and fourth tranches.

The Term Loan will mature on October 1, 2026 (the “Maturity Date”). The Term Loan bears (i) cash interest at a variable annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% (the “Interest Rate”) and (ii) payment-in-kind interest at a per annum rate of interest equal to 3.35%. Phathom may make payments of interest only through October 1, 2024, which may be extended to October 1, 2025, upon the achievement of the Second Performance Milestone on or prior to September 30, 2024 and the condition that no default or event of default exists, and which is further extendable to October 1, 2026, subject to FDA approval of the Company’s NDA (or supplemental NDA) for vonoprazan for an indication relating to the healing and maintenance of healing of erosive esophagitis with an approved indication on the label that is generally consistent with that sought in the Company’s NDA submission (or supplemental NDA submission) (the “Third Performance Milestone”) on or prior to September 30, 2025 and no default or event of default exists (the “interest only period”). After the interest-only period, the principal balance and related interest will be required to be repaid in equal monthly installments and continuing until the Maturity Date.

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan (each a “Term Loan Advance” and together, the “Term Loan Advances”). As of September 30, 2021, the aggregate final payment fee for the first Term Loan Advance of $7.5 million has been recorded as an other long-term liability.

The Company may elect to prepay all or a portion of the Term Loan Advances prior to maturity, subject to a prepayment fee of up to 1.25% of the then outstanding principal balance of the Term Loan Advances being prepaid. After repayment, no Term Loan amounts may be borrowed again.

As collateral for the obligations, the Company has granted to Hercules a senior security interest in all of Company’s right, title, and interest in, to and under substantially all of Company’s property, inclusive of intellectual property.

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including a financial covenant requiring Phathom to maintain certain levels of cash subject to a control agreement in favor of the Agent (minus accounts payable not paid within 120 days of invoice) (“Qualified Cash”), and commencing on May 15, 2023, trailing three-month net product revenue from the sale of vonoprazan and products containing vonoprazan. The revenue covenant will be waived at any time in which the Company maintains Qualified Cash equal to at least 60.0% (prior to the Third Performance Milestone), and 35% (following the Third Performance Milestone) of the total outstanding Term Loan principal amount, or the Company’s market capitalization is at least $900.0 million. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by Hercules, as collateral agent. As of September 30, 2021, the Company was in compliance with all applicable covenants under the Loan Agreement.

In connection with the entry into the Loan Agreement, the Company issued to Hercules a warrant (the “Warrant”) to purchase a number of shares of the Company’s common stock equal to 2.5% of the aggregate amount of the Term Loan advances funded, and will issue to Hercules additional warrants when future Term Loan advances are funded. On the Closing Date, the Company issued a Warrant for 74,782 shares of common stock. The Warrant will be exercisable for a period of seven years from the date of issuance at a per-share exercise price equal to $33.43, which was the closing price of the Company’s common stock on September 16, 2021. The Warrant is exercisable any time until September 17, 2028 and had an initial fair value of approximately $1.3 million.

The initial $1.3 million fair value of the Warrant, the $7.5 million final interest payment fee and $3.1 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan.

Future minimum principal and interest payments under the Term Loan, including the final payment fee, as of September 30, 2021 are as follows (in thousands):

Year ending December 31:
2021	1,625
2022	5,720
2023	5,918
2024	21,040
2025	50,912
2026	62,705
Total principal and interest payments	147,920
Less interest, PIK interest and final payment fee	(47,920)
Total term loan aggregate principal amount	$100,000

Prior to the Loan Agreement with Hercules, the Company had a loan with SVB and approximately $54.3 million of the proceeds from the First Advance was used to satisfy in full and retire the Company’s indebtedness under the SVB Term Loan with SVB.

The SVB Term Loan originated on May 14, 2019, when the Company entered into a loan and security agreement with SVB, as administrative and collateral agent, and lenders including SVB and WestRiver Innovation Lending Fund VIII, L.P. The Company borrowed $25.0 million (“Term Loan A”) at the inception of the Loan Agreement and an additional $25.0 million (“Term Loan B”) on March 16, 2020.

The SVB Term Loan bore interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% or 7.25%. Under the original SVB Term Loan, the monthly payments consisted of interest-only through May 31, 2021. On March 11, 2020, the Company entered into the first amendment and on March 11, 2021, the Company entered into the second amendment (together the “Amendments”) to the SVB Term Loan. Pursuant to the Amendments, the interest-only payment period was initially extended through July 31, 2021, and was further extended until December 31, 2021, after the Company received positive data from its Phase 3 clinical trial in H. pylori infection sufficient to file an NDA with the FDA. The interest-only payment period could have been further extended until November 30, 2022, if the Company would receive positive data from its Phase 3 clinical trial in erosive esophagitis for vonoprazan sufficient to file an NDA with the FDA. Subsequent to the interest-only period, the SVB Term Loan would have been payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024.

In addition, the Company was obligated to pay a final payment fee of 8.25% of the original principal amount of the SVB Term Loan. The aggregate final payment fee for the Term Loan of $4.1 million was recorded as an other long-term liability.

The Company could have elected to prepay all or a portion of the SVB Term Loan prior to maturity, subject to a prepayment fee of up to 2.0% of the then outstanding principal balance and payment of a pro rata portion of the final payment fee. After repayment, no Term Loan amounts could have been borrowed again.

The borrowings under the SVB Term Loan were collateralized by substantially all of the Company’s assets. The SVB Term Loan included affirmative and negative covenants. The affirmative covenants included, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding its operating accounts. The negative covenants included, among others, limitations on the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. The SVB Term Loan also contained customary events of default, including bankruptcy, the failure to make payments when due, and a material adverse change. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company would have begun to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and could have been declared immediately due and payable by SVB, as collateral agent.

In connection with the SVB Term Loan, the Company issued Lender Warrants to purchase stock of the Company, which expire ten years from the date of issuance. Upon completion of the IPO in 2019, the Lender Warrants became exercisable for 16,446 shares of common stock. The Lender Warrants included a put option pursuant to which, in the event that the Company did not draw down Term Loan B on or before March 31, 2020, the warrant holders could have required that the Company repurchase the warrants for a total aggregate repurchase price of $0.5 million. Upon the Term Loan B draw in March 2020, the Lender Warrants became exercisable and the put option related to the Lender Warrants expired. Accordingly, the Company recorded a final fair value adjustment and reclassified the Lender Warrants balance of $0.3 million to additional paid-in-capital.

The initial $0.4 million fair value of the Lender Warrants, the $4.1 million final payment fee and $0.2 million of debt issuance costs were recorded as debt discount and amortized to interest expense using the effective interest method over the term of the Term Loans prior to the retirement of the debt. Upon retirement of the debt any remaining unamortized amounts were recorded as an expense to Other income (expense).

During the three and nine months ended September 30, 2021, the Company recognized $1.5 million and $4.0 million, respectively of interest expense, including amortization of the debt discount in connection with the Hercules Loan Agreement and SVB Term Loan, compared to $1.3 million and $3.3 million, respectively, for the same periods in 2020. As of September 30, 2021, the Company had an outstanding loan balance of $100.1 million and accrued interest of $0.2 million.

7. Stockholders’ Equity

Common Stock

In March 2019, subsequent to the Merger, the Company sold 1,491,072 shares of the Company’s common stock to Frazier.

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending in March 2023. The fair value of the founder shares at the date the repurchase right was granted is being recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of September 30, 2021, 474,385 shares of common stock were subject to repurchase by the Company and the associated repurchase liability was not significant. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

In May 2019, the Company issued Takeda 1,084,000 shares of common stock in connection with the Takeda License.

For the period from January 1, 2019 to May 6, 2019, the Company issued 2,524,852 shares of common stock to various employees and consultants of the Company for aggregate proceeds of approximately $1,000. Upon issuance, these shares were subject to a repurchase option by the Company at the original purchase price of the shares. The repurchase rights generally lapse as to 25% of the shares on the first anniversary of the vesting commencement date, and the repurchase right lapses as to 1/48th of the shares each one-month period thereafter, subject to the purchaser remaining continuously an employee, consultant or director of the Company. In November 2019, the Company repurchased 17,560 shares at the original purchase price for an aggregate purchase price of $5.20. As of September 30, 2021, 893,014 shares remain available for repurchase by the Company and the associated repurchase liability was not significant.

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

In November 2020 the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $125.0 million through the Sales Agent (the “ATM Offering”). Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. No shares were sold under the ATM Offering as of September 30, 2021.

A summary of the Company’s unvested shares is as follows:

Balance at December 31, 2020	2,746,759
Share vesting	(1,379,360)
Balance at September 30, 2021	1,367,399

For accounting purposes, unvested shares of common stock are considered issued, but not outstanding until they vest.

Common stock reserved for future issuance consists of the following:

September 30, 2021
Common stock warrants	7,679,228
Stock options and performance-based units outstanding	4,434,366
Shares available for issuance under the 2019 Incentive Plan	1,931,919
Shares available for issuance under the ESPP Plan	842,036
Balance at September 30, 2021	14,887,549

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

2019 Incentive Award Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Existing Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Existing Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. As of September 30, 2021, 1,931,919 shares of common stock remain available for issuance, which includes 1,568,250 stock options and 130,050 performance-based units granted during the nine months ended September 30, 2021 as well as the annual increases of 1,250,511 and 1,158,580 shares that were authorized on January 1, 2021 and 2020.

Performance-based Units

During 2020, the Company granted 220,000 performance-based stock units (“PSU”) whereby vesting depends upon the approval by the FDA of vonoprazan for H. pylori and then, or concurrent with, erosive esophagitis. In 2021, the Company granted an additional 130,050 PSUs to employees. As of September 30, 2021, the PSU milestones had not been achieved. As of September 30, 2021, no related compensation cost had been recognized. The following table summarizes PSU activity under the 2019 Incentive Award Plan during the nine months ended September 30, 2021.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2020	220,000	$32.48
Granted	130,050	$37.65
Vested	—	$—
Forfeited	(10,000)	$29.43
Unvested balance at September 30, 2021	340,050	$34.55

As of September 30, 2021, there was approximately $10.9 million of related unrecognized compensation cost, which will begin to be recognized when vesting is probable.

Employee Stock Purchase Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors. As of September 30, 2021, 842,036 shares of common stock remain available for issuance, which includes the 30,237 shares sold to employees during the nine months ended September 30, 2021 as well as the annual increases of 312,628 and 289,645 shares that were authorized on January 1, 2021 and 2020 respectively.

The ESPP is considered a compensatory plan, and the Company recorded related stock-based compensation of $0.1 and $0.3 million and for the three and nine months ended September 30, 2021. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Nine Months Ended September 30,
	2021	2020
Assumptions:
Expected term (in years)	0.69	1.00
Expected volatility	76.25%	76.25%
Risk free interest rate	0.09%	0.15%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards during 2021 was $14.66. As of September 30, 2021, the total unrecognized compensation expense related to the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

401(k) Plan

The Company established a 401(k) savings plan during the year ended December 31, 2020. The Company’s contributions to the plan are discretionary. During the year ended December 31, 2020, the Company incurred $0.3 million of expense related to employer contributions, which was based on a 75% match of employees’ annual contributions. In January 2021, the Board of Directors approved the annual discretionary match for 2020, which was settled by contributing 8,356 shares. In August 2021, the Board of Directors approved a semi-annual discretionary match for 2021, which was settled by contributing 18,394 shares. During the three and nine months ended September 30, 2021, the Company incurred $0.1 million and $0.7 million of expense related to estimated 2021 employer contribution liabilities, which was based on a 75% match of employees’ contributions during the period.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	2,728,742	$21.36	9.10	$34,432
Options granted	1,568,250	38.61
Options exercised and shares vested	(95,071)	18.73
Options cancelled	(107,605)	34.07
Balance at September 30, 2021	4,094,316	$27.70	8.65	$30,591
Options exercisable as of September 30, 2021	941,254	$18.73	7.95	$13,122

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2021 was $23.20 per option. As of September 30, 2021, the Company had $49.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.9 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Nine Months Ended September 30,
	2021	2020
Assumptions:
Expected term (in years)	6.00	5.23
Expected volatility	67.37%	56.24%
Risk free interest rate	0.65%	0.36%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$1,024	$604	$2,910	$842
General and administrative expense	3,395	1,466	9,564	2,619
Total	$4,419	$2,070	$12,474	$3,461

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

Overview

We are a late clinical-stage biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our initial product candidate, vonoprazan, is an oral small molecule potassium competitive acid blocker, or P-CAB. P-CABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan has shown rapid, potent, and durable anti-secretory effects and has demonstrated clinical benefits over the current standard of care as a single agent in the treatment of gastroesophageal reflux disease, or GERD, and in combination with antibiotics for the treatment of H. pylori infection. Takeda Pharmaceutical Company Limited, or Takeda, developed vonoprazan and has received marketing approval in Japan and numerous other countries in Asia and Latin America. Vonoprazan generated over $750 million in net sales in its sixth full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S.,   European, and Canadian rights to vonoprazan from Takeda. We initiated two pivotal Phase 3 clinical trials in the fourth quarter of 2019 for vonoprazan: one for the treatment of erosive GERD (PHALCON-EE), also known as erosive esophagitis, and a second for the treatment of H. pylori infection (PHALCON-HP). In August 2019, we received Qualified Infectious Disease Product (“QIDP”) and Fast Track designations from the FDA, for vonoprazan tablets in combination with amoxicillin tablets and clarithromycin tablets and with amoxicillin tablets alone for the treatment of H. pylori infection. In May 2021, we received additional QIDP and Fast Track designations to include amoxicillin capsules in addition to amoxicillin tablets. Vonoprazan has the potential to be the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years. In addition, we continue to plan to pursue vonoprazan lifecycle extension strategies in areas with clear unmet need, clinical rationale, and commercial justification.

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

On October 18, 2021, we announced that vonoprazan successfully met its primary endpoints and key secondary superiority endpoints in PHALCON-EE, a pivotal phase 3 trial evaluating vonoprazan versus lansoprazole for the treatment of erosive esophagitis (EE).

PHALCON-EE was a trial with two phases. In the first phase, vonoprazan 20 mg was compared to lansoprazole 30 mg in the healing of EE after up to 8 weeks of treatment (Healing Phase). In the Healing Phase, patients were assessed via endoscopy to determine complete healing following 2 weeks of treatment and, if complete healing was not achieved, a second endoscopy occurred at 8 weeks of treatment. Patients who achieved complete healing were re-randomized into the second phase of the trial, where vonoprazan 10 mg and 20 mg were compared to lansoprazole 15 mg to assess maintenance of healing via endoscopy following 24 weeks of treatment (Maintenance Phase). Heartburn symptom relief was assessed via secondary endpoints in both the Healing and Maintenance Phases of the study based on twice daily e-diary data collection.

The trial met the primary endpoint of the Healing Phase, demonstrating non-inferiority of vonoprazan compared to lansoprazole in the percentage of all patients who have complete healing of EE by Week 8. The trial also met the secondary superiority endpoint of healing in patients with LA Classification Grade C/D erosions, or moderate-to-severe disease, at Week 2, with vonoprazan demonstrating significantly faster healing than lansoprazole. Vonoprazan was also compared to lansoprazole in a superiority test for onset of sustained resolution of heartburn by day 3 but did not achieve statistical significance.  In additional secondary endpoint superiority comparisons, vonoprazan healing rates were numerically greater than lansoprazole in all patients at Week 2 and in moderate-to-severe patients by Week 8 although these results were not statistically significant in favor of vonoprazan due to the sequential testing method employed in the trial. Vonoprazan also met the secondary endpoint of showing non-inferiority to lansoprazole in the mean percentage of 24-hour heartburn free days over the healing period.

In the Maintenance Phase, vonoprazan met the primary and all secondary endpoints. The primary endpoint of the Maintenance Phase was non-inferiority of vonoprazan 10 mg and 20 mg compared to lansoprazole 15 mg in the percentage of all patients who maintained healing of EE through Week 24. Both vonoprazan doses met the Maintenance Phase primary endpoint of non-inferiority while also meeting the secondary comparison demonstrating superiority of maintenance of healing versus lansoprazole.

Both vonoprazan doses also met the secondary endpoint of demonstrating superiority of the percentage of patients with moderate-to-severe disease who maintained healing of EE through Week 24. Additionally, both vonoprazan doses also met the secondary endpoint of showing non-inferiority to lansoprazole 15 mg in the mean percentage of 24-hour heartburn free days over the maintenance period.

Overall, the safety results for vonoprazan observed in PHALCON-EE were consistent with the results observed in prior clinical studies. We plan to present the full results from the PHALCON-EE study at a medical meeting next year and submit them for publication in a peer-reviewed journal.

Based on the positive PHALCON-EE data, we plan to submit an NDA to FDA in the first quarter of 2022 seeking the following indications: healing of all grades of EE and relief of heartburn, and maintenance of healing of all grades of EE and relief of heartburn. We expect a decision on the NDA in 2023 and, if approved, we expect a commercial launch of vonoprazan for the treatment of EE in 2023.

In September 2021 we submitted, and in November 2021 the FDA accepted for filing, NDAs for convenience packs for each of vonoprazan triple therapy and vonoprazan dual therapy for the treatment of H. pylori infection. In addition, in April 2021, we commenced enrollment of patients in our Phase 2 trial evaluating various doses of vonoprazan as an on-demand therapy for non-erosive reflux disease or NERD with expected top line data in the first quarter of 2022.

Our assumptions used to determine expected timelines for clinical trials and regulatory filings, however, may not be correct due to a number of factors, including the uncertainties regarding COVID-19 and its potential further impact on our operations and clinical trials, and we may experience delays in the completion of such trials beyond our expected timelines and resulting delays in the filing of our regulatory submissions. Any delays in the completion of our clinical trials and regulatory filings or disruption in our supply chain could have a material adverse effect on our business, financial condition and results of operations.

As of July 14, 2021, we had received agreement from FDA on our proposed initial Pediatric Study Plans for the treatment of H. pylori infection and for the healing of erosive esophagitis and relief of heartburn, maintenance of erosive esophagitis and relief of heartburn, and the treatment of heartburn related to symptomatic GERD. We also received, in October 2020, a positive opinion from the European Paediatric Committee on the agreement of a Paediatric Investigational Plan for the treatment of gastroesophageal reflux disease and the treatment of H. pylori infection.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, preparing for and managing our Phase 3 clinical trials of vonoprazan, and providing other general and administrative support for these operations. Our operations to date have been funded primarily through the issuance of convertible promissory notes, commercial bank debt, proceeds from our initial public offering, or IPO, and proceeds from our follow-on stock offering in December 2020. From our inception through September 30, 2021, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes in 2019, $50.0 million of commercial bank debt, net proceeds from our IPO of $191.5 million from the sale of 10,997,630 shares of common stock and, in December 2020, the Company raised net proceeds of $88.6 million from the sale of 2,250,000 shares of common stock at a public offering price of $39.48 per share after deducting underwriting discounts and commissions, and an additional $0.2 million in offering costs. As of September 30, 2021, we had cash and cash equivalents of $224.6 million. Based on our current operating plan, and subject to the potential delays and cost increases resulting from the evolving COVID-19 pandemic, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our loan agreement Hercules will be sufficient to fund our operations into the middle of 2023.

We do not have any products approved for sale and have incurred net losses since our inception. Our net losses for the nine month periods ended September 30, 2021 and 2020 were $108.1 million and $75.3 million, respectively.  As of September 30, 2021, we had an accumulated deficit of $493.5 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities, and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance vonoprazan through clinical trials, seek regulatory approval for vonoprazan, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for vonoprazan, protect our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

We have never generated any revenue and do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for vonoprazan. Accordingly, until such time as we can generate significant revenue from sales of vonoprazan, if ever, we expect to finance our cash needs through equity offerings, our existing loan and security agreement, or the Loan Agreement, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, and this risk could be exacerbated by the impact of COVID-19 on global economic conditions. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Interest Expense

Beginning on September 17, 2021, interest expense consists of (i) cash interest at a variable annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% (the “Interest Rate”), (ii) payment-in-kind interest at a per annum rate of interest equal to 3.35%, and (iii) amortization of the Hercules Loan Agreement debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred, and the obligation to make a final payment.

Prior to September 17, 2021, interest expense consisted of interest on our outstanding commercial bank debt with SVB at a variable annual rate equal to the greater of (a) 7.25% and (b) Prime Rate (as reported by the Wall Street Journal) plus 1.75% and amortization of the SVB Term Loan debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred, and the obligation to make a final payment.

Change in Fair Value of Warrant Liabilities

In connection with the entry into the SVB Term Loan, we issued the lenders warrants to purchase our capital stock, or the Lender Warrants. The Lender Warrants were accounted for as liabilities as they contained a holder put right under which the lenders could have required us to pay cash in exchange for the warrants. We adjusted the carrying value of the Lender Warrants to their estimated fair value at each reporting date, with any change in fair value of the warrant liabilities recorded as an increase or decrease to change in fair value of warrant liabilities in the statements of operations. The Lender Warrants were accounted for at fair value using the Black-Scholes option-pricing model with an expected term equal to the remaining contractual term of the warrants. When we drew down an additional $25.0 million, or the Term Loan B, in March 2020, the Lender put right expired, and we recorded a final fair value adjustment and reclassified the Lender Warrants balance of $0.3 million to additional paid-in-capital.

Results of Operations

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$58,786	$56,494	$2,292
General and administrative	43,254	16,732	26,522
Total operating expenses	102,040	73,226	28,814
Loss from operations	(102,040)	(73,226)	(28,814)
Other income (expense):
Interest income	35	1,075	(1,040)
Interest expense	(4,013)	(3,286)	(727)
Change in fair value of warrant liabilities	—	95	(95)
Other income (expense)	(2,039)	(5)	(2,034)
Total other income (expense)	(6,017)	(2,121)	(3,896)
Net loss	$(108,057)	$(75,347)	$(32,710)

Research and Development Expenses. Research and development expenses were $58.8 million and $56.5 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $2.3 million consisted of $5.6 million of chemistry manufacturing and controls (“CMC”) costs related to vonoprazan, $5.3 million of personnel-related expenses, $4.1 million of expenses related to the regulatory requirements partially offset by a decline in clinical trial costs of $12.3 million and $0.4 million of other research costs.

General and Administrative Expenses. General and administrative expenses were $43.3 million and $16.7 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $26.6 million was due to increases of $14.3 million in personnel-related expenses, $9.7 million in professional services expenses for commercial, medical affairs and other services, $1.2 million in consulting fees and $1.4 million in other expenses. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $6.0 million for the nine months ended September 30, 2021 consisted of $4.0 million of interest expense on outstanding commercial bank debt and $2.0 million of charges related to early extinguishment of debt. Other expense of $2.1 million for the nine months ended September 30, 2020 consisted of $3.3 million of interest expense on outstanding commercial bank debt partially offset by $1.1 million of interest income and $0.1 million of other income related to the decrease in the fair value of warrant liabilities.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$16,608	$25,770	$(9,162)
General and administrative	16,529	7,060	9,469
Total operating expenses	33,137	32,830	307
Loss from operations	(33,137)	(32,830)	(307)
Other income (expense):
Interest income	8	15	(7)
Interest expense	(1,485)	(1,286)	(199)
Change in fair value of warrant liabilities	—	—	—
Other income (expense)	(2,048)	(4)	(2,044)
Total other income (expense)	(3,525)	(1,275)	(2,250)
Net loss	$(36,662)	$(34,105)	$(2,557)

Research and Development Expenses. Research and development expenses were $16.6 million and $25.8 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $9.2 million consisted of $15.3 million of clinical trial costs partially offset by increases of $4.2 million of expenses related to the regulatory requirements and $1.9 million of personnel-related expenses.

General and Administrative Expenses. General and administrative expenses were $16.5 million and $7.1 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $9.4 million was due to increases of $4.1 million in personnel-related expenses, $4.9 million in professional services expenses for commercial, medical affairs and other services and $0.4 million in other expenses. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $3.5 million for the three months ended September 30, 2021 consisted of $1.5 million interest expense on outstanding commercial bank debt and $2.0 million of charges related to early extinguishment of debt. Other expense of $1.3 million for the three months ended September 30, 2020 consisted of interest expense on outstanding commercial bank debt.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2021, we had cash and cash equivalents of $224.6 million.

Loan Agreement with Hercules

On September 17, 2021, (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., in its capacity as administrative agent and collateral agent and as a lender (in such capacity, the “Agent” or “Hercules”) and the other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the “Lenders”).

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million (the “Term Loan”) under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100.0 million, all of which was funded on the Closing Date (the “First Advance”), (ii) a second tranche consisting of up to an additional $50.0 million, which will become available to us upon achievement of the protocol-specified primary efficacy endpoints in our Phase 3 trial studying vonoprazan for the healing and maintenance of healing of erosive esophagitis with acceptable safety data, such that the results support the submission of a New Drug Application (“NDA”) or supplemental NDA without the need to conduct another Phase 3 study and will be available, if specified conditions are met, through December 15, 2022, (iii) a third tranche consisting of an additional $25.0 million, which will become available to us upon the achievement of (a) FDA approval of our NDA for vonoprazan and amoxicillin, or its NDA for vonoprazan, amoxicillin and clarithromycin, in each case for an indication relating to the treatment of H. pylori with an approved indication on the claim that is generally consistent with that sought in our NDA submission; and (b) filing of an NDA or supplemental NDA for vonoprazan for indications relating to the healing and maintenance of healing of erosive esophagitis (milestones (a) and (b), together, the “Second Performance Milestone”), and will be available, if specified conditions are met, through September 30, 2023, and (iv) a fourth tranche consisting of up to an additional $25.0 million, which will be available, if specified conditions are met, through March 31, 2024, upon achievement of the Second Performance Milestone. We intend to use the proceeds of the Term Loan advances for working capital and general corporate purposes. In addition, approximately $54 million of the proceeds from the First Advance was used to satisfy in full and retire our indebtedness under its previously outstanding credit facility with Silicon Valley Bank (the “SVB Term Loan”).

The Term Loan will mature on October 1, 2026 (the “Maturity Date”). The Term Loan bears (i) cash interest at a variable annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% (the “Interest Rate”) and (ii) payment-in-kind interest at a per annum rate of interest equal to 3.35%. We may make payments of interest only through October 1, 2024, which may be extended to October 1, 2025, upon the achievement of the Second Performance Milestone on or prior to September 30, 2024 and the condition that no default or event of default exists, and which is further extendable to October 1, 2026, subject to FDA approval of our NDA (or supplemental NDA) for vonoprazan for an indication relating to the healing and maintenance of healing of erosive esophagitis with an approved indication on the label that is generally consistent with that sought in our NDA submission (or supplemental NDA submission) (the “Third Performance Milestone”) on or prior to September 30, 2025 and no default or event of default exists (the “interest only period”). After the interest-only period, the principal balance and related interest will be required to be repaid in equal monthly installments and continuing until the Maturity Date.

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including a financial covenant requiring us to maintain certain levels of cash subject to a control agreement in favor of the Agent (minus accounts payable not paid within 120 days of invoice) (“Qualified Cash”), and commencing on May 15, 2023, trailing three-month net product revenue from the sale of vonoprazan and products containing vonoprazan. The revenue covenant will be waived at any time in which we maintain Qualified Cash equal to at least 60.0% (prior to the Third Performance Milestone), and 35% (following the Third Performance Milestone) of the total outstanding Term Loan principal amount, or our market capitalization is at least $900.0 million.

As collateral for the obligations, we granted to Hercules a senior security interest in all of our right, title, and interest in, to and under substantially all of our property, inclusive of intellectual property.

In connection with the entry into the Loan Agreement, we issued to Hercules a warrant (the “Warrant”) to purchase a number of shares of our common stock equal to 2.5% of the aggregate amount of the Term Loan advances funded, and will issue to Hercules additional warrants when future Term Loan advances are funded. On the Closing Date, we issued a Warrant for 74,782 shares of common stock. The Warrant will be exercisable for a period of seven years from the date of issuance at a per-share exercise price equal to $33.43, which was the closing price of our common stock on September 16, 2021.

Commercial Bank Debt with SVB

On May 14, 2019, we entered into the SVB Term Loan with Silicon Valley Bank, or SVB, as administrative and collateral agent, and lenders SVB and WestRiver Innovation Lending Fund VIII, L.P. We borrowed $25.0 million, Term Loan A, at the inception of the Loan Agreement and the additional $25.0 million, Term Loan B, in March 2020. On September 17, 2021, the SVB Term Loan was paid by the Company as a result of the Hercules Financing.

The SVB Term Loan bore interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% or 7.25%. Under the original SVB Loan Agreement, the monthly payments consisted of interest-only through May 31, 2021. Pursuant to the first amendment to the SVB Term Loan entered into on March 11, 2020, and the second amendment to the SVB Term Loan entered into on March 11, 2021, the interest-only payment period was initially extended through July 31, 2021, and was further extended until December 31, 2021, after we received positive data from its Phase 3 clinical trial in H. pylori infection sufficient to file a new drug application, or NDA, with the FDA. The interest-only payment period could have been further extended until November 30, 2022, if we would receive positive data from its Phase 3 clinical trial in erosive esophagitis for vonoprazan sufficient to file an NDA with the FDA. Subsequent to the interest-only period, the Term Loans would have been payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024.

In addition, we were obligated to pay a final payment fee of 8.25% of the original principal amount of the SVB Term Loan. We could have elected to prepay all or a portion of the SVB Term Loan prior to maturity, subject to a prepayment fee of up to 2.0% of the then outstanding principal balance and payment of a pro rata portion of the final payment fee. After repayment, no SVB Term Loan amounts could have been borrowed again. The borrowings under the SVB Term Loan were collateralized by substantially all of our assets.

The SVB Term Loan contained certain customary affirmative and negative covenants and events of default. The affirmative covenants included, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding our operating accounts. The negative covenants included, among others, limitations on our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by us would have begun to bear interest at a rate that is 4.00% above the rate effective immediately before the event of default and could have been declared immediately due and payable by SVB, as collateral agent.

In connection with the SVB Term Loan, we issued Lender Warrants, which became exercisable when we borrowed Term Loan B in March 2020. The Lender Warrants are exercisable for 16,446 shares of common stock. The Lender Warrants expire ten years from the date of issuance. The Lender Warrants included a put option pursuant to which, in the event that we did not draw down Term Loan B on or before March 31, 2020, the warrant holders could have required us to repurchase the warrants for a total aggregate repurchase price of $0.5 million. Upon the Term Loan B draw in March 2020, the put option related to the Lender Warrants expired, at which time we recorded a final fair value adjustment and reclassified the Lender Warrants balance of $0.3 million to additional paid-in-capital.

At-the-Market-Offering

On November 10, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $125.0 million through the Sales Agent, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 which was filed on November 10, 2020 and declared effective by the SEC on November 16, 2020. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. There were no sales of our common stock under the ATM Offering for the nine-month period ended September 30, 2021.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our loan agreement Hercules will be sufficient to fund our operations into the middle of 2023. We expect such current cash and cash equivalents, when combined with our anticipated borrowing ability, will allow us to complete our ongoing Phase 2 trial of vonoprazan for on-demand treatment of non-erosive reflux disease and commercially launch vonoprazan, if approved, in both H. pylori and EE. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change
Net cash provided by (used in):
Operating activities	$(107,195)	$(41,488)	$(65,707)
Investing activities	(228)	(916)	688
Financing activities	44,545	25,000	19,545
Net increase (decrease) in cash	$(62,878)	$(17,404)	$(45,474)

Operating Activities

Net cash used in operating activities was approximately $107.2 million and $41.5 million for the nine months ended September 30, 2021 and 2020, respectively. The net cash used in operating activities for the nine months ended September 30, 2021 was due to approximately $91.3 million spent on ongoing research and development and general and administrative activities and a $15.9 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $19.1 million decrease in accounts payable and accrued expenses (including clinical trial expenses) in support of the growth in our operating activities, partially offset by a $3.2 million decrease in prepaid assets. The net cash used in operating activities for the nine months ended September 30, 2020 was due to approximately $70.7 million spent on ongoing research and development and general and administrative activities, partially offset by a $29.2 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $11 million decrease in prepaid clinical activities, and an $18.4 million increase in accounts payable and accrued expenses in support of the growth in our operating activities, partially offset by a $0.2 million increase in other long-term assets.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was primarily due to the cash we paid for acquiring property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was due to net proceeds from the loan agreement with Hercules and issuance of common stock from exercise of stock options partially offset by the repayment of the SVB Term Loan. Net cash provided by financing activities for the nine months ended September 30, 2020 was due to our commercial bank debt proceeds of $25.0 million related to the Term Loan B drawdown.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the nine months ended September 30, 2021 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2020 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2020 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2021.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk” of our 2020 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2021, the net proceeds from our initial public offering have been applied as follows: $132.6 million towards the clinical development of vonoprazan and $57.3 million towards working capital and general corporate purposes.

Issuer Repurchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

Not Applicable.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1

3.2	Amended and Restated Bylaws	8-K	9/25/20	3.1

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase shares of common stock issued to Takeda Company Limited, dated May 7, 2019	S-1	9/30/19	4.2

4.3	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.4	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.5	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

4.6	Description of Registered Securities	10-K	12/31/20	4.6

10.1	Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant				X

10.2	Warrant to purchase stock issued to Hercules Capital, dated September 17, 2021				X

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

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

PHATHOM PHARMACEUTICALS, INC.

Date:	November 8, 2021	By:	/s/ Terrie Curran
Terrie Curran
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 8, 2021	By:	/s/ Anthony Guzzo
Anthony Guzzo
Vice President and Chief Accounting Officer
(Principal Accounting Officer and interim Principal Financial Officer)

