Form 10-K
period 2021-12-31
Phathom Pharmaceuticals, Inc.
filed 2022-03-01
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $684.2 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $33.85 per share.

As of February 24, 2022, the registrant had 31,712,742 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PHATHOM PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2021

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

Item 1. Business

Overview

We are a late clinical-stage biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our initial product candidate, vonoprazan, is an oral small molecule potassium-competitive acid blocker, or P-CAB. P-CABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan has shown rapid, potent, and durable anti-secretory effects and has demonstrated clinical benefits over the current standard of care as a single agent in the treatment of gastroesophageal reflux disease, or GERD, and in combination with antibiotics for the treatment of Helicobacter pylori, or H. pylori, infection. Takeda Pharmaceutical Company Limited, or Takeda, developed vonoprazan and has received marketing approval in numerous countries in Asia and Latin America as well as Russia. Vonoprazan generated approximately $850 million in net sales in its seventh full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda.

In 2021 we reported topline data from two pivotal Phase 3 clinical trials for vonoprazan: one for the treatment of H. pylori infection, or PHALCON-HP, and a second for the treatment of erosive GERD, also known as erosive esophagitis or EE, or PHALCON-EE. In April 2021, we reported positive topline data from PHALCON-HP, and in October 2021, we reported positive topline data from PHALCON-EE. These data are supplemented by the extensive existing clinical data generated by Takeda as part of their development program for vonoprazan in Japan and other markets. In September 2021, we submitted two new drug applications, or NDAs, for the use of vonoprazan in combination with amoxicillin and clarithromycin (vonoprazan triple therapy) and vonoprazan in combination with amoxicillin (vonoprazan dual therapy) for the treatment of H. pylori in adults, and in November 2021, the U.S. Food and Drug Administration, or FDA, accepted both NDAs for filing, granted each of them Priority Review, and assigned us a Prescription Drug User Fee Act, or PDUFA, action date of May 3, 2022. Based on the results of the PHALCON-EE trial, we expect to submit an NDA for vonoprazan for the healing of all grades of erosive esophagitis and relief of heartburn, and maintenance of healing of all grades of erosive esophagitis and relief of heartburn in March 2022. In August 2019, we received Qualified Infectious Disease Product, or QIDP, and Fast Track designations from the FDA, for vonoprazan tablets in combination with amoxicillin tablets and clarithromycin tablets and with amoxicillin tablets alone for the treatment of H. pylori infection. In January 2021 and May 2021, respectively, we received additional Fast Track and QIDP designations to include amoxicillin capsules in addition to amoxicillin tablets. QIDP designation provides potential extension of any regulatory exclusivity awarded, if approved. We have also initiated development of vonoprazan for the treatment of symptomatic non-erosive GERD, or NERD. In February 2022, we commenced enrollment of patients in a Phase 3 trial studying vonoprazan, dosed on a once-daily basis, for the treatment of NERD, with topline data expected in 2023. Also in February 2022, we reported positive topline data from a Phase 2 trial studying vonoprazan for on-demand treatment of NERD. Vonoprazan has the potential to be the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years.

If approved, we plan to independently commercialize vonoprazan in the United States. We also plan to seek commercial partnerships for vonoprazan in Europe and Canada, expand development of vonoprazan into other indications, dosing regimens and alternative formulations and packaging, and in-license or acquire additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner.

GERD and H. pylori infection are two of the most common acid-related GI diseases and impact millions of people. The prevalence of GERD is estimated to be 20% of the U.S. population and 15% of the population in the five major countries in Europe (France, Germany, Italy, Spain and the United Kingdom) (collectively, the "EU5"). GERD is a disease that develops when the reflux of acidic stomach contents causes troublesome symptoms and/or complications. Approximately 30% of GERD patients have erosive esophagitis. H. pylori is a bacterial pathogen that infects approximately 35% of the U.S. population and 45% of the EU5 population. As a result of the chronic inflammation induced by H. pylori infection, approximately 20% of infected patients will develop a range of pathologies, including dyspepsia, peptic ulcer disease, gastric cancer, and mucosa-associated lymphoid tissue (MALT) lymphoma.

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
•
is stable in the presence of acid;
•
is designed to selectively concentrate in the parietal cells in both the resting and stimulated states, bind to the active pumps and remain associated with the active and inactive pumps;
•
binds to the pumps in a noncovalent and reversible manner; and
•
has a long plasma half-life that replenishes the drug at the site of action over the course of the day.

These factors have enabled vonoprazan to demonstrate more rapid and potent acid suppression versus the PPIs esomeprazole and lansoprazole in human subjects two hours after oral dosing and maintain target acid inhibition over a 24-hour period in randomized, open-label, crossover clinical trials. In contrast, PPIs require three to five days to reach steady state acid suppression and do not reliably maintain target acid inhibition over a 24-hour period. In addition, vonoprazan demonstrated approximately 10-to-100-fold better acid control compared to lansoprazole and esomeprazole.

We believe that vonoprazan’s anti-secretory profile may demonstrate clinically meaningful advantages over PPIs, such as:

•
faster, more complete, and more durable healing of erosive esophagitis;
•
faster, more complete, and more durable control of GERD symptoms;
•
higher H. pylori eradication rates in combination with antibiotics compared to standard of care triple therapy and the potential for antibiotic-sparing dual therapy; and
•
more flexible dosing, including dosing independent of food and time of day, and, in the treatment of patients with non-erosive esophagitis, the potential for rapid symptom relief through on-demand dosing.

Vonoprazan has demonstrated clinical advantages over the PPI lansoprazole in the treatment of erosive esophagitis and H. pylori infection in completed Phase 3 clinical trials conducted in the United States, Europe, Japan and other Asian countries.

Erosive esophagitis. In PHALCON-EE, a Phase 3 clinical trial conducted in the United States and Europe assessing vonoprazan versus lansoprazole in the healing and maintenance of healing of erosive esophagitis, vonoprazan met its primary healing endpoint demonstrating non-inferiority to lansoprazole in the number of patients who showed complete healing of erosive esophagitis after eight weeks of treatment. Further, in a pre-specified secondary endpoint, vonoprazan demonstrated superior healing after two weeks of treatment in patients with moderate to severe erosive esophagitis compared to lansoprazole. After two weeks of treatment, 70% of patients with moderate to severe erosive esophagitis were healed after treatment with vonoprazan versus 53% with lansoprazole (p=0.0004). In the maintenance phase of the trial both doses of vonoprazan (10 mg and 20 mg) met the primary endpoint of non-inferiority compared to lansoprazole in the number of all patients who maintained healing of erosive esophagitis through week 24. Further, both vonoprazan doses also met a pre-specified secondary endpoint demonstrating superiority of maintenance of healing versus lansoprazole (79% for vonoprazan 10 mg, 81% for vonoprazan 20 mg compared to 72% for lansoprazole 15 mg) (p<0.0001 for both non-inferiority comparisons; p=0.0218 for vonoprazan 10 mg superiority comparison; p=0.0068 for vonoprazan 20 mg superiority comparison). Both vonoprazan doses also met the pre-specified secondary endpoint of demonstrating superiority of the percentage of patients with moderate-to-severe disease who maintained healing of erosive esophagitis through week 24 (75% vonoprazan 10 mg, 77% vonoprazan 20 mg v. 61% lansoprazole 15 mg) (p=0.0245 for vonoprazan 10 mg superiority comparison; p=0.0098 for vonoprazan 20 mg superiority comparison).

In PHALCON-EE, vonoprazan 20 mg met the secondary endpoint of showing non-inferiority to lansoprazole 30 mg in the mean percentage of 24-hour heartburn free days over the healing period, and both vonoprazan doses met the secondary endpoint of showing non-inferiority to lansoprazole 15 mg in the mean percentage of 24-hour heartburn free days over the maintenance period. Finally, vonoprazan 20 mg was also compared to lansoprazole 30 mg in a superiority test for onset of sustained resolution of heartburn by day 3 of the healing phase but did not achieve statistical significance (p=0.2196).

A p-value is the probability that the reported result was achieved purely by chance, such that a p-value of less than or equal to 0.05 or 0.01 means that there is a 5.0% or 1.0% or less probability, respectively, that the difference between the control group and the treatment group is purely due to chance. A p-value of 0.05 or less typically represents a statistically significant result.

The results from PHALCON-EE were consistent with the results of four Phase 3 clinical trials previously conducted by Takeda, two in each of Japan and China, assessing vonoprazan versus lansoprazole in the healing and maintenance of healing of erosive esophagitis in which vonoprazan met its primary endpoint in demonstrating non-inferiority to lansoprazole.

Non-erosive esophagitis. In PHALCON-NERD, a Phase 2 study evaluating three doses of vonoprazan (10 mg, 20 mg, and 40 mg) as an on-demand therapy for relief of episodic heartburn in subjects with NERD, all three vonoprazan doses successfully met the primary endpoint evaluating the percentage of heartburn episodes completely relieved within three hours with relief sustained for over 24 hours and were statistically significant (p<0.0001) when compared to placebo. Within three hours, vonoprazan 10 mg, 20 mg, and 40 mg achieved complete and sustained relief in 56.0%, 60.6% and 70.0% of evaluable heartburn episodes, respectively, as compared to 27.3% of episodes for placebo. An evaluable heartburn episode is a heartburn episode for which the participant completes a minimum of one timed assessment after taking study medication.

In February 2022, we initiated a Phase 3 study evaluating vonoprazan 10 mg and 20 mg as daily dosing, or QD, therapy for the treatment of NERD, and we expect topline results from this study in 2023. Further, based on the positive Phase 2 NERD on-demand data, we plan to discuss with the FDA a Phase 3 trial design to support the novel dosing regimen for vonoprazan as an on-demand treatment for episodic heartburn relief in patients with NERD, a dosing treatment regimen not approved in the U.S. for PPIs.

H. pylori. We also conducted PHALCON-HP, a Phase 3 clinical trial in the United States and Europe studying two vonoprazan-based treatment regimens for the eradication of H. pylori infection, both of which successfully met their primary endpoints and all secondary endpoints. The trial studied vonoprazan triple therapy and vonoprazan dual therapy compared to lansoprazole in combination with amoxicillin and clarithromycin, or lansoprazole triple therapy. The objective of the PHALCON-HP trial was to compare eradication rates in all treated subjects as well as in two pre-identified subgroups of patients: those patients with clarithromycin resistant strains of H. pylori, and those patients who did not have clarithromycin or amoxicillin resistant strains of H. pylori. For regulatory purposes, the primary endpoint of this study was a non-inferiority comparison in the non-resistant subgroup for each of vonoprazan triple therapy and vonoprazan dual therapy compared to lansoprazole triple therapy.

In PHALCON-HP, both vonoprazan-based regimens successfully met their primary endpoints. In the modified intent-to-treat (mITT) population, H. pylori eradication rates were 84.7% for vonoprazan triple therapy and 78.5% for vonoprazan dual therapy compared to 78.8% with lansoprazole triple therapy (p<0.0001 and p=0.0037, respectively, for non-inferiority). In the pre-specified per protocol population, a subset of the mITT population comprised of patients who were protocol compliant, H. pylori eradication rates were 90.4% with vonoprazan triple therapy and 81.2% with vonoprazan dual therapy compared to 82.1% with lansoprazole triple therapy (p<0.0001 and p=0.0077, respectively, for non-inferiority).

In PHALCON-HP vonoprazan triple therapy and vonoprazan dual therapy also met all secondary endpoints, demonstrating superior eradication rates versus lansoprazole triple therapy in all patients and in the subgroup of patients with clarithromycin resistant strains of H. pylori. Among all patients, the H. pylori eradication rate of vonoprazan triple therapy was superior to that of lansoprazole triple therapy in both the mITT population (80.8% vs. 68.5%; p=0.0001) and the per protocol population (85.7% vs. 70.0%; p<0.0001). In the subset of patients with H. pylori strains resistant to clarithromycin, the H. pylori eradication rate with vonoprazan triple therapy was superior to that of lansoprazole triple therapy in both the mITT population (65.8% vs. 31.9%; p<0.0001) and the per protocol population (67.2% vs. 29.0%; p<0.0001).

Among all patients, the H. pylori eradication rate of vonoprazan dual therapy was superior to that of lansoprazole triple therapy in both the mITT population (77.2% vs. 68.5%; p=0.0063) and the per protocol population (81.1% vs. 70.0%; p=0.0013). The H. pylori eradication rate of vonoprazan dual therapy was also superior to that of lansoprazole triple therapy in the subset of patients with H. pylori strains resistant to clarithromycin in both the mITT population (69.6% vs. 31.9%; p<0.0001) and the per protocol population (79.5% vs. 29.0%; p<0.0001).

The vonoprazan triple therapy results of PHALCON-HP were consistent with the results of a Phase 3 clinical trial previously conducted by Takeda in Japan assessing vonoprazan in combination with the antibiotics amoxicillin and clarithromycin versus lansoprazole in combination with these same antibiotics in first line treatment of H. pylori infection at antibiotic doses and treatment duration (7 days) consistent with local practice in Japan. Vonoprazan dual therapy was not tested in this study.

Our management team has deep expertise in developing GI therapeutics, including anti-secretory agents, and direct experience developing vonoprazan at Takeda. Our Chief Executive Officer, Terrie Curran, has more than 20 years of experience in the biopharmaceutical industry. Ms. Curran served as President, Global Inflammation and Immunology (I&I) Franchise and as a member of the Executive Committee at Celgene Corporation from 2017 to 2019. Ms. Curran joined Celgene in 2013 as the U.S. Commercial Head of the I&I Franchise, built the capabilities and recruited the teams that executed the successful launch of OTEZLA, which was sold to Amgen in November 2019 for $13.4 billion.

Azmi Nabulsi, M.D., M.P.H., our Chief Operating Officer, is the former Deputy Chief Medical and Scientific Officer at Takeda. Our Head of Regulatory, Tom Harris, is the former Senior Vice President and Head of Global Regulatory at Takeda. Dr. Nabulsi and Mr. Harris were extensively involved with the development of vonoprazan at Takeda.

Our Pipeline

The following chart summarizes our current development programs.

Our Strategy

Our mission is to improve the lives of people suffering from gastrointestinal diseases. Our strategy is initially focused on developing and commercializing vonoprazan as a potential first-in-class P-CAB in the United States, Europe, and Canada for the treatment of acid-related GI diseases. Key elements of this strategy include:

•
Obtain marketing approval of, and commercially launch, vonoprazan in erosive esophagitis and H. pylori infection. In 2021, we reported positive topline data from Phase 3 clinical trials of vonoprazan in each of erosive esophagitis and H. pylori infection. In September 2021, we submitted, and in November 2021, the FDA accepted for filing and granted Priority Review to our NDAs for vonoprazan triple therapy and vonoprazan dual therapy with a PDUFA action date of May 3, 2022. In March 2022 we plan to submit an NDA for vonoprazan in healing of all grades of erosive esophagitis and relief of heartburn, and maintenance of healing of all grades of erosive esophagitis and relief of heartburn. If the NDAs are approved by the PDUFA date, we expect to launch vonoprazan in the treatment of H. pylori infection in the second half of 2022, and in erosive esophagitis in 2023. Further, if vonoprazan is approved by the FDA as a new chemical entity, we expect that vonoprazan would receive a five-year period of marketing exclusivity within the United States and QIDP designation could extend the U.S. marketing exclusivity for an additional five years.
•
Advance the clinical development of vonoprazan in non-erosive reflux disease or NERD and seek marketing approval. Non-erosive reflux disease, or NERD, is a major subcategory of GERD and is characterized by reflux-related symptoms in the absence of esophageal mucosal erosions. We are pursuing development of vonoprazan for treatment of NERD as both an on-demand and as a continuously dosed (daily) therapy for patients with NERD. In February 2022, we initiated a Phase 3 trial of vonoprazan in patients with NERD that is evaluating a once-daily dosing regimen and expect to report topline results from that trial in 2023. Also in February 2022, we reported positive topline data from a Phase 2 trial evaluating various doses of vonoprazan as an on-demand therapy for NERD. We intend to discuss the results from this Phase 2 trial with FDA prior to finalizing the design of our Phase 3 NERD on-demand trial.

•
Commercialize vonoprazan in the United States. We plan to independently commercialize vonoprazan, if approved, in the United States by building a leading specialty gastroenterology commercial infrastructure to support the adoption of vonoprazan. We believe we can successfully launch vonoprazan in the United States with a focused sales force targeting prescribers of treatments for H. pylori and GERD, particularly gastroenterologists. Prescriptions for treatments for H. pylori and GERD are both highly concentrated, with approximately 75% of prescriptions in H. pylori and 65% of prescriptions in erosive esophagitis being written by 10% of physicians We believe we have an opportunity to achieve significant share of voice and exposure to physicians given the scarcity of actively marketed anti-secretory medicines. Given the limitations of PPIs and current unmet need, we believe the commercial opportunity for vonoprazan is substantial.
•
Seek commercial partnerships to maximize the vonoprazan opportunity outside of the United States. To address the opportunity for vonoprazan in Europe and Canada, we plan to seek one or more partners with existing commercial infrastructure and expertise in these markets. We believe this strategy will allow us to realize the value of the market opportunity in Europe and Canada while focusing our resources on the U.S. market.
•
Further expand the development of vonoprazan across indications, dosing regimens, and alternative formulations and packaging. In addition to NERD, we plan to pursue vonoprazan lifecycle extension strategies in areas with clear unmet need, clinical rationale, and commercial justification. These strategies may include: (i) additional potential indications, including treatment of gastric ulcers and duodenal ulcers, Barrett’s esophagus, and eosinophilic esophagitis; and (ii) alternative formulations and packaging, such as orally disintegrating tablets and other oral dosage forms for patients with difficulty swallowing, and an intravenous formulation for in-hospital applications. Additionally, we believe that vonoprazan has the ideal profile for an OTC product because of the potential for on-demand symptom relief and a well-tolerated safety profile.
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

Prevalence of GERD and H. pylori Infection

Treatments

Treatments of acid-related GI diseases aim to provide relief of acute symptoms, healing of damaged tissue, and prevention of long-term clinical sequelae associated with chronic acid exposure. Gastric acidity is measured by the pH scale, a logarithmic scale where 7.0 describes a neutral state and lower levels indicate a higher level of acidity. The pH of the stomach typically ranges from 1.5 to 3.5. In patients with acid-related GI diseases, increasing gastric pH has been shown to improve mucosal healing rates and provide more rapid symptom relief for patients. For example, the duration of time that intra-gastric acidity is greater than pH 3.0 correlates with the healing of duodenal and gastric ulcers, and pH greater than 4.0 is correlated with the healing of erosive esophagitis. Similarly, in patients with H. pylori infection, a more neutral gastric pH of 6.0 to 8.0 preserves antibiotic function and is optimal for successful eradication.

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

History of Pharmaceutical Agents for Control of Gastric Acid

PPI Limitations

While PPIs provide clinically meaningful symptom relief and healing for millions of patients suffering from acid-related GI diseases, they are inadequate for many patients. The suboptimal anti-secretory profile of PPIs results in slow onset of symptom relief, breakthrough nighttime or postprandial heartburn, and treatment failure. A recent population-based survey with over 70,000 participants in the United States showed that 55% of patients who reported having GERD symptoms were taking PPIs, with 68% taking them daily, and 54% of daily PPI users reported persistent symptoms. This is consistent with earlier studies that have shown that approximately 15% to 45% of GERD patients are inadequately treated with PPIs, experiencing persistent, troublesome symptoms, such as heartburn and regurgitation. In approximately two-thirds of symptomatic GERD patients, reflux symptoms are not adequately controlled after the first dose of a PPI, and nearly 50% of patients still suffer from symptoms three days later. Given these limitations, more than 20% of GERD patients on PPI therapy take their PPI twice daily, which is not FDA approved, or purchase OTC heartburn treatments in addition to their prescription medicine. In a survey of approximately 1,000 GERD patients and 1,000 physicians, approximately one third of GERD patients reported persistent symptoms and were dissatisfied with PPI therapy and 35% of physicians perceived patients as somewhat satisfied to completely dissatisfied with PPI treatment. In addition, in a real world study conducted in 2020 and 2021 evaluating the perspectives and unmet needs of over 400 physicians and patients in the U.S. in the management of acid related disorders, fewer than one-third of the physician participants were satisfied with current treatment options for their patients. Moreover, fewer than 50% of patients in the study reported they were satisfied with their current treatment.

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

Vonoprazan

Vonoprazan has a differentiated mechanism of action from PPIs. Vonoprazan is designed to selectively concentrate in the parietal cell in both the resting and stimulated states. In contrast to most PPIs, vonoprazan does not require gastric acid for activation, remains stable in the presence of gastric acid, binds to the active proton pumps in a noncovalent and reversible manner and remains associated with the active and inactive proton pumps, and remains in the secretory canaliculus where it continues to inhibit acid secretion over an extended period. Vonoprazan’s prolonged effect is also maintained through a slow dissociation rate from the proton pumps and resupply from the bloodstream due to its seven-hour half-life. These characteristics allow vonoprazan to rapidly achieve target 24-hour acid suppression within two hours of a single dose, unlike PPIs that require three to five days to achieve stable acid suppression. In addition, vonoprazan is primarily metabolized by CYP3A4/5, an enzyme which has less genetic variability than CYP2C19, and may exhibit more consistent activity than PPIs across U.S. and European populations.

The mechanistic and pharmacologic differences of PPIs and vonoprazan are summarized in the table below.

PPIs	Vonoprazan
Activation and stability	Prodrugs that require acid for activation yet are unstable in acidic conditions	No activation required and stable in acidic conditions
Binding to proton pump	Irreversibly blocks active proton pumps	Reversibly blocks active proton pumps and remains associated with the active and inactive proton pumps
Half-life	< 2 hours	~7 hours
Onset of action	Steady state anti-secretory effect and complete symptom relief is not achieved for 3 to 5 days (~40% of pumps blocked after a single PPI dose)	Achieves target 24-hour acid suppression within 2 hours of a single dose in a clinical trial in healthy volunteers
Dosing restrictions	Generally administered 30 to 60 minutes before a meal	Dosing independent of meal
Inter-patient variability	Metabolism via CYP2C19	Metabolism via CYP3A4/5

Vonoprazan Pharmacodynamics vs. PPIs

Vonoprazan’s more rapid, potent, and durable anti-secretory effects versus the PPI lansoprazole (Prevacid) were demonstrated in a randomized, open-label, crossover clinical trial comparing 20 mg of once daily, or QD, vonoprazan to 30 mg QD of lansoprazole for 7 days in 41 healthy volunteers. As shown below, vonoprazan had a significantly higher 24-hour holding time ratio than lansoprazole for pH>4 on Day 1 (62.4% vs. 22.6%) and Day 7 (87.8% vs. 42.3%) and for pH>6 on Day 1 (33.1 vs. 7.4) and Day 7 (62.5% vs. 16.4%). Mean 24-hour intragastric pH for vonoprazan and lansoprazole was 4.6 and 2.8, respectively, on Day 1, and 5.9 and 3.8, respectively, on Day 7. Gastric pH levels are measured on a logarithmic scale from 0.0 to 14.0, in which each point represents a 10-fold change in acidity and higher pH values represent lower acidity. In this study, vonoprazan maintained an average pH approximately two points higher than lansoprazole at Day 7.

Improved Onset and Potency of pH Control of Vonoprazan vs. Lansoprazole at Day 1 and Day 7

This improved potency and duration of pH control with vonoprazan, as measured by twenty-four hour pH hold time and time above pH 4.0, was evident not only at Day 1, but also at Day 7 when lansoprazole had reached its steady state (see table below).

24-hr Hold Time and Time Above pH 4.0 of Vonoprazan vs. Lansoprazole at Day 1 and Day 7

Vonoprazan demonstrated similarly greater time above pH 4.0 versus the PPI esomeprazole (Nexium) in a randomized, open-label, crossover clinical trial comparing 20 mg QD vonoprazan to 20 mg QD of esomeprazole in 20 healthy volunteers. In that trial, greater duration of pH control with vonoprazan, as measured by time above pH 4.0 was observed both on Day 1 and Day 7 (see table below).

Improved Time Above pH 4.0 of Vonoprazan vs. Esomeprazole at Day 1 and Day 7

Vonoprazan for the Potential Treatment of Acid-Related GI Diseases

Given the shortcomings of PPI therapy, we believe that there is a significant unmet medical need for a safe and effective anti-secretory agent with rapid, potent, and durable activity. Vonoprazan was developed in markets outside of the United States by Takeda through an extensive clinical program, including 19 Phase 3 clinical trials. As of December 2021, over 8,000 subjects were exposed to vonoprazan in completed and ongoing clinical trials. In head-to-head Phase 3 trials versus a PPI conducted in the U.S. and Europe, vonoprazan demonstrated faster onset of healing in patients with moderate to severe erosive esophagitis, superior maintenance of healing of erosive esophagitis patients across all levels of severity, and superior eradication rates in combination with antibiotics in patients with H. pylori infection than PPI-based triple therapy. Vonoprazan received marketing approval in Japan in late 2014 and generated approximately $850 million in net sales in its seventh full year on the market in Japan. In April 2021, we reported positive top-line data from our H. pylori trial, and in October 2021, we reported positive top-line data from our erosive esophagitis trial. In September 2021, we submitted NDAs for vonoprazan triple therapy and vonoprazan dual therapy, each for the treatment of H. pylori infection in adults, which were granted priority review and received a PDUFA action date of May 3, 2022, and we expect to submit an NDA for vonoprazan for the healing of all grades of erosive esophagitis and relief of heartburn, and maintenance of healing of all grades of erosive esophagitis and relief of heartburn, in March 2022.

Vonoprazan in GERD

Based on the significant unmet medical need, previous Phase 3 trial results from Japan and Asia, and commercial potential, we have prioritized the development and commercialization of vonoprazan in GERD, specifically:

•
the healing of erosive esophagitis and relief of heartburn; and
•
the maintenance of healing of erosive esophagitis and relief of heartburn.

We also initiated our first Phase 3 trial for vonoprazan in symptomatic non-erosive GERD, or NERD, in February 2022.

GERD Disease Overview

GERD is one of the most prevalent diseases of any kind and is the most prevalent GI disease, affecting approximately 20% of the U.S. population and approximately 15% of the European population. We estimate there are approximately 65 million individuals with GERD in the United States and 50 million individuals with GERD in the EU5. GERD is a disease that develops when the reflux of acidic stomach contents into the esophagus causes troublesome symptoms and/or complications, and the term covers a spectrum of diseases, the main categories of which are erosive esophagitis and non-erosive reflux disease. These diseases are detailed below:

•
Erosive esophagitis: Approximately 30% of GERD patients have erosive esophagitis, which is classified by erosions in the gastric mucosa caused by acidic reflux of stomach contents into the esophagus. Erosive esophagitis is commonly graded by the Los Angeles classification system, which characterizes the extent of erosions in the esophagus and is graded on a scale of increasing severity from A to D, with D being the most severe. Approximately 20% to 30% of erosive esophagitis patients have the moderate to severe Los Angeles Class C or D disease. Erosive esophagitis can have serious consequences. If left untreated, esophagitis may develop into peptic stricture, Barrett’s esophagus or esophageal cancer.
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

GERD Treatment Paradigm

Approximately 80% of GERD patients are pharmacologically treated with prescription or OTC medications. PPIs are currently the most effective anti-secretory agents available in the United States and Europe for relieving GERD symptoms and healing erosions in gastric mucosa. Our market research suggests that approximately 80% of patients who are pharmacologically treated receive PPIs, and more than 80% of PPI use is prescription rather than OTC. The majority of PPI use is chronic, with more than 70% of patients prescribed PPIs for daily use. According to IQVIA NDTI, there were approximately 7.2 billion PPI doses prescribed for the 12 months ended December 31, 2021.

There are few treatment options for GERD patients who are inadequately managed on PPI therapy. In a real world study conducted in 2020 and 2021 evaluating the perspectives and unmet needs of over 400 physicians and patients in the U.S. in the management of acid related disorders, only half of physicians reported that their patients are getting long-lasting relief from a PPI resulting in approximately 25% of patients taking a PPI more than once a day despite patients’ concerns about long term side effects of PPI use. A limited number of patients proceed to a surgical procedure, such as Nissen fundoplication. However, this procedure results in postoperative morbidity of 5% to 20%, as well as a two- to six-week recovery period and a median hospital stay of two days.

Vonoprazan has the potential to be the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years. Our U.S. market research survey reported that 55% to 60% of physicians included in the survey believed that vonoprazan has demonstrated superior efficacy in the healing and maintenance of healed esophageal erosions compared to existing EE treatments, provides faster onset of action compared to existing GERD treatments, and has superior duration and magnitude of gastric pH control compared to existing GERD treatments.

Clinical Data for Vonoprazan in GERD

Five Phase 3 clinical trials have been completed comparing vonoprazan to PPIs in erosive esophagitis: our healing and maintenance of healing trial in the United States and Europe; a healing trial in Japan; a maintenance of healing trial in Japan; a healing trial in Asia (China, Taiwan, and Korea); and a maintenance of healing trial in Asia. In addition to these Phase 3 trials, several published investigator-sponsored studies have compared vonoprazan to PPIs across dosing regimens and endpoints. Results of these clinical trials are summarized below.

Healing and Maintenance of Healing of Erosive Esophagitis in the United States and Europe (PHALCON-EE)

In October 2021, we announced that vonoprazan successfully met its primary endpoints and key secondary superiority endpoints in PHALCON-EE, our pivotal Phase 3 trial evaluating vonoprazan versus lansoprazole for the treatment of erosive esophagitis.

Design for PHALCON-EE Phase 3 Erosive Esophagitis Clinical Trial

PHALCON-EE was a randomized, double-blind, two-phase, multicenter, Phase 3 trial that enrolled 1,024 patients with EE in the U.S. and Europe. PHALCON-EE was modeled after the successful Phase 3 clinical trials conducted in Japan and Asia with limited differences, including the combination of the healing and maintenance phases into one single study whereas in Japan and Asia separate clinical trials were conducted for each of these indications.

The first phase of the trial, the Healing Phase, evaluated the efficacy and safety of vonoprazan 20 mg QD compared to lansoprazole 30 mg QD for the healing of EE for up to eight weeks. In the Healing Phase, patients were assessed via endoscopy to determine complete healing following 2 weeks of treatment and, if complete healing was not achieved, a second endoscopy occurred at 8 weeks of treatment. Patients who achieved complete healing were re-randomized into the second phase of the trial, the Maintenance Phase, where vonoprazan 10 mg and 20 mg were compared to lansoprazole 15 mg to assess maintenance of healing of EE via endoscopy following 24 weeks of treatment. Heartburn symptom relief was assessed via secondary endpoints in both the Healing and Maintenance Phases of the study based on twice daily e-diary data collection.

Design of US/EU Phase 3 Clinical Trial for the Healing and Maintenance of Healing of Erosive Esophagitis

Healing Phase

The primary endpoint analysis of the Healing Phase was non-inferiority of vonoprazan 20 mg compared to lansoprazole 30 mg in the percentage of all patients who have complete healing of EE by Week 8. Vonoprazan met the non-inferiority criteria for the primary comparison with a healing rate of 93% compared to 85% for lansoprazole (np<0.0001). Based on a prespecified exploratory comparison test, the difference in healing rates in all patients between vonoprazan and lansoprazole was also significant (nominal p<0.0001). Non-inferiority analyses are conducted to evaluate whether the effect of an agent is not worse than the active control by more than a specified margin, while superiority analyses are conducted to evaluate whether an agent outperformed a comparator by a statistically significant margin.

Vonoprazan met the secondary superiority endpoint of healing in patients with moderate-to-severe disease, defined as patients with esophageal erosions classified as Grades C or D by the Los Angeles (LA) Classification System, at Week 2, demonstrating significantly faster healing than lansoprazole (70% for vonoprazan 20 mg and 53% for lansoprazole 30 mg) (p=0.0004). Vonoprazan also met the secondary endpoint of showing non-inferiority to lansoprazole 30 mg in the mean percentage of 24-hour heartburn free days over the healing period. In additional pre-specified secondary endpoint superiority comparisons, vonoprazan 20 mg healing rates were numerically greater than lansoprazole 30 mg in all patients at Week 2 (nominal p=0.0174) and in moderate-to-severe patients by Week 8 (nominal p<0.0001), although these superiority comparisons were not tested in the pre-specified testing hierarchy.

Vonoprazan 20 mg was also compared to lansoprazole 30 mg in a superiority test for onset of sustained resolution of heartburn by day 3 but did not achieve statistical significance (p=0.2196).

Results of US/EU Phase 3 Clinical Trial in the Healing of Erosive Esophagitis

Maintenance Phase

Vonoprazan met the primary and all secondary endpoints in the Maintenance Phase. The primary endpoint of the Maintenance Phase was non-inferiority of vonoprazan 10 mg and 20 mg compared to lansoprazole 15 mg in the percentage of all patients who maintained healing of EE through Week 24.

Both vonoprazan doses met the Maintenance Phase primary endpoint of non-inferiority while also meeting the pre-specified secondary comparison demonstrating superiority of maintenance of healing versus lansoprazole (79% for vonoprazan 10 mg, 81% for vonoprazan 20 mg compared to 72% for lansoprazole 15 mg) (p<0.0001 for both non-inferiority comparisons; p=0.0218 for vonoprazan 10 mg superiority comparison; p=0.0068 for vonoprazan 20 mg superiority comparison).

Both vonoprazan doses also met the secondary endpoint of demonstrating superiority of the percentage of patients with moderate-to-severe disease who maintained healing of EE through Week 24 (75% vonoprazan 10 mg, 77% vonoprazan 20 mg v. 61% lansoprazole 15 mg) (p=0.0245 for vonoprazan 10 mg superiority comparison; p=0.0098 for vonoprazan 20 mg superiority comparison). Additionally, both vonoprazan doses also met the secondary endpoint of showing non-inferiority to lansoprazole 15 mg in the mean percentage of 24-hour heartburn free days over the maintenance period.

Results of US/EU Phase 3 Clinical Trial in Maintenance of Healing of Erosive Esophagitis

Healing and Maintenance of Healing of Erosive Esophagitis Clinical Trials in Japan and Asia

The results of PHALCON-EE were consistent with the results of earlier Phase 3 trials of vonoprazan in healing and maintenance of healing of erosive esophagitis after which it was modeled. These trials were conducted in Japan as well as other countries in Asia.

In two Phase 3 trials in healing of erosive esophagitis comparing vonoprazan 20 mg QD to lansoprazole 30 mg QD for up to eight weeks, one conducted in Japan and the other in several countries in Asia, vonoprazan achieved the primary endpoint of non-inferiority versus lansoprazole on the percent of patients with healed erosive esophagitis up to Week 8. Exploratory testing suggested higher healing rates for vonoprazan versus lansoprazole in the moderate to severe patients at Week 2 in both studies.

Similarly, in two Phase 3 trials in maintenance of healing of erosive esophagitis comparing two doses of vonoprazan (10 mg and 20 mg QD) to lansoprazole 15 mg QD for 24 weeks, one conducted in Japan and the other in several countries in Asia, both vonoprazan doses achieved the primary endpoint of non-inferiority versus lansoprazole on the percent of patients with recurrence of erosive esophagitis during the 24-week maintenance period. In both studies, exploratory testing suggested higher maintenance of healing rates for both vonoprazan doses versus lansoprazole in all patients and in the moderate to severe patients.

Our Development Program in Symptomatic Non-Erosive Reflux Disease (NERD)

We believe that there is opportunity to broadly position vonoprazan’s use in GERD with an indication in symptomatic GERD in patients without erosions, or NERD, in addition to an indication in erosive esophagitis. We are evaluating vonoprazan as a treatment for NERD with both daily and on-demand, or as-needed, dosing regimens. NERD patients do not have esophageal erosions which require chronic treatment to prevent recurrence of erosions and its potential sequelae. We believe the rapid onset of acid control of vonoprazan may enable on-demand use for the management of heartburn in NERD patients as an alternative to chronic daily treatment with PPIs.

On Demand Dosing of Vonoprazan for the Treatment of NERD

In February 2022, we announced that vonoprazan (10 mg, 20 mg and 40 mg), successfully met the primary endpoint in PHALCON-NERD, a Phase 2 trial evaluating three doses of vonoprazan versus placebo as an on-demand treatment of NERD.

Design for PHALCON-NERD Phase 2 NERD On-Demand Clinical

PHALCON-NERD was a Phase 2, randomized, double-blind, multicenter study that enrolled 458 subjects in the U.S. to evaluate the efficacy and safety of vonoprazan 10 mg, 20 mg, and 40 mg administered on demand for relief of episodic heartburn compared to placebo in subjects with symptomatic NERD (as confirmed by endoscopy). After an initial four week vonoprazan 20 mg QD dose open-label run-in period, two hundred and seven subjects with no heartburn on the last 7 days of the run-in period who also met drug and diary compliance requirements were randomized to receive vonoprazan 10 mg, 20 mg, 40 mg or placebo on-demand for six weeks. Subjects completed an electronic diary to assess presence and severity of heartburn symptoms and use of rescue antacid (if needed).

In this Phase 2 proof -of-concept trial, the primary endpoint was the percentage of heartburn episodes completely relieved within 3 hours and with no further heartburn reported for 24 hours after taking study drug. Within three hours, vonoprazan 10 mg, 20 mg, and 40 mg achieved complete and sustained relief in 56.0%, 60.6% and 70.0% of evaluable heartburn episodes, respectively, as compared to 27.3% of episodes for placebo.

The PHALCON-NERD open-label daily dosing run-in phase, where all participants enrolled received vonoprazan 20 mg QD for four weeks, the mean percentage of 24-hour heartburn free days observed was 65.4% (median 76.0%) over this treatment period.

Results of Phase 2 NERD On Demand Dosing Trial

% of evaluable episodes* with complete and sustained heartburn relief within 3 hours

% of episodes relieved by 3 hr + sustained
70.0%
60.0%
50.0%
40.0%
30.0%
20.0%
27.3%
56.0%
p < 0.0001
60.6%
p < 0.0001
70.0%
p < 0.0001
Placebo
(n=370)
Vonoprazan 10 mg
(n=359)
Vonoprazan 20 mg
(n=327)
Vonoprazan 40 mg
(n=323)

*Evaluable episode (n) = heartburn episode for which subject completes a minimum of one timed assessment

Daily Dosing of Vonoprazan for the Treatment of NERD (NERD-301)

We initiated a single Phase 3 clinical trial of vonoprazan in symptomatic NERD in February 2022. Our trial explores both vonoprazan10 mg and 20 mg doses in the Phase 3 daily dosing study. The primary endpoint of this trial is the percentage of 24-hour heartburn-free days (without daytime or nighttime heartburn as assessed by daily diary) for each vonoprazan treatment group compared to placebo. This is the same endpoint used in other Phase 3 trials for PPIs that are approved for the treatment of NERD.

Design for NERD-301 Phase 3 NERD Continuous Dosing Clinical Trial

NERD-301 is a Phase 3, multicenter, double-blind study of vonoprazan versus placebo assessing the relief of heartburn. Approximately 750 subjects with NERD (as confirmed by endoscopy) and heartburn symptoms will be randomized to receive vonoprazan 10 mg, vonoprazan 20 mg, or placebo QD for 4 weeks. Subjects will complete an electronic diary twice daily to record the presence and maximum severity of daytime and nighttime heartburn symptoms and use of study-supplied rescue antacid throughout the study. After the placebo-controlled treatment period, all subjects will receive blinded vonoprazan (10 mg or 20 mg QD) in a 20 week extension period.

We expect to report topline data from this clinical trial in 2023.

Prior Clinical Trials of Vonoprazan for the Treatment of NERD

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

PPI NERD trials conducted in Japan have generally seen higher placebo response rates and reduced effect sizes than the U.S. PPI NERD counterpart studies. We think this is related to regional variations in identifying true heartburn over other GI related symptoms. Accordingly, we have decided to conduct our initial NERD study only at sites located in the United States.

Further, in a Phase 2 clinical trial in European patients with NERD who were partial responders to high dose PPIs, vonoprazan did not demonstrate superiority versus esomeprazole in the primary endpoint of the percentage of heartburn free days over the four-week treatment period. As was the case with the NERD trials conducted by Takeda in Japanese patients, we believe this result may have been due to inclusion of patients with GI disorders unrelated to acid.

Vonoprazan in Combination with Antibiotics for the Treatment of H. pylori Infection

Disease Burden and Outcomes

H. pylori is a bacterial pathogen that infects approximately 35% of the U.S. population, 45% of the EU5 population, and more than 50% of the global population. We estimate that there are approximately 115 million individuals in the United States and 145 million individuals in the EU5 infected with H. pylori, and we believe there are approximately 2.5 million patients treated for H. pylori infection in the United States each year. As a result of the chronic inflammation induced by H. pylori infection, approximately 20% of infected patients develop a range of pathologies including dyspepsia, peptic ulcer disease, gastric cancer, and mucosa-associated lymphoid tissue (MALT) lymphoma. Gastric cancer is the third most common cause of cancer-related death worldwide, and over 80% of gastric cancers are attributed to H. pylori infection. Globally there are more than one million new cases of gastric cancer and approximately 782,000 deaths each year. Eradication of H. pylori infection has been proven to reduce the incidence of gastric cancer, and the American College of Gastroenterologists, or ACG, guidelines recommend treatment for all patients diagnosed with H. pylori infection.

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

A recent study compiled real-world health insurance claims data in Japan from 2008 to 2016 for H. pylori eradication. Prior to vonoprazan’s approval in late 2014, the H. pylori eradication rate across Japan fell to below 80% as shown in the figure below. Approximately one year after vonoprazan’s launch, the eradication rate increased to greater than 85%. From January 2015 to March 2016, the eradication rate with PPI-containing regimens in Japan was between 78% and 82% while the eradication rate with vonoprazan-containing regimens was 91% across all patients in this analysis. Results are similar in an ongoing real-world study we are conducting using a different Japanese health insurance claims database. Among patients initiating vonoprazan or a PPI between January 2015 and January 2020 to treat H. pylori infection, 80% of PPI-treated patients and 93% of vonoprazan-treated patients did not receive a second line of triple therapy.

Eradication Rate of H. pylori Infection in Japan Before and After Launch of Vonoprazan

In Japan, vonoprazan-containing regimens have become the most common first line treatment. One-year post launch, approximately 80% of all treated H. pylori-infected patients received vonoprazan-based regimens. In the ongoing study of H. pylori-infected patients, vonoprazan-based regimens overtook PPI-based regimens as the most common first-line treatment between 2015 and 2019. Within this Japanese database, the number of patients using vonoprazan-based regimens increased from 6,594 to 28,956 patients, while the number of patients using a PPI-based regimen decreased from 11,238 to 2,629, shown in the figure below.

Uptake of Vonoprazan-Based vs. PPI-Based Therapy for First Line Treatment of H. pylori Infection in Japan from 2015-2019

35,000
30,000
25,000
20,000
15,000
10,000
5,000
0
Number of Patients
6,594
11,238
16,253
8,035
21,551
4,521
24,982
3,425
28,956
2,629
2015
2016
2017
2018
2019
Index Year

Current Treatment Paradigm in the United States and Europe

The ACG treatment guidelines for H. pylori infection recommend using PPIs in conjunction with antibiotics to improve antibiotic efficacy against H. pylori infection. The use of anti-secretory agents enhances the effect of antibiotics in two ways. First, anti-secretory agents increase gastric pH, which in turn increases the stability of the antibiotics. For example, amoxicillin and clarithromycin are chemically unstable at the low pH typically found in the human stomach. Second, several antibiotics, including amoxicillin and clarithromycin, are most potent against H. pylori at the time of maximum bacterial replication, which occurs at pH 6.0 to 8.0. H. pylori is in a dormant state at lower pH values, which reduces the effectiveness of the antibiotics.

The table below shows the minimum inhibitory concentration of antibiotic required to eradicate 90% of H. pylori in vitro, or MIC90. As pH increases, the amount of antibiotic required for 90% eradication decreases substantially.

H. pylori MIC90 Values as a Function of pH

A triple therapy regimen (PPI, clarithromycin, and either amoxicillin or metronidazole) is the regimen most commonly used in clinical practice for the first-line treatment of H. pylori infection. However, H. pylori eradication rates with PPI triple therapy in the 1990s have fallen to current levels of <80%, primarily due to increased resistance of H. pylori to clarithromycin and metronidazole. A recent meta-analysis indicates that U.S. resistance rates measured from 2012 to 2016 were 20% for clarithromycin, 29% for metronidazole, and 19% for levofloxacin. Additionally, in a U.S.-based study from 2021, 65.6% of tested H. pylori was resistant to at least one antibiotic currently used for treatment, with resistance rates of 33% clarithromycin and approximately 30% for metronidazole and levofloxacin. These figures represent a marked increase from 2009 to 2011 for both clarithromycin and metronidazole, for which resistance was 9% for clarithromycin, 21% for metronidazole, and 11% for levofloxacin. H. pylori resistance to amoxicillin remains low despite its use in most triple therapy regimens; resistance is generally <2% among isolates in the United States and Europe. There is a similar trend of increasing resistance to key antibiotics in Europe.

Given the declining eradication rates for H. pylori, quadruple therapy is recommended as first-line treatment in areas with known high rates of clarithromycin or metronidazole resistance; however, our U.S. market research study reported that physicians prescribe quadruple therapy to only 17% of first-line patients. Due predominantly to considerations of convenience and patient compliance, approximately 75% physicians surveyed in our market research expressed a preference for convenience, or combination packs compared to individual bottles for both dual and triple therapy. Further, geographic patterns of resistance in the United States are poorly understood and treatment is largely empiric, with susceptibility testing rarely conducted prior to first-line treatment. Our U.S. market research study reported that only 8% and 16% of physicians conduct resistance testing prior to prescribing treatment for first-line and second-line H. pylori infection, respectively.

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

Our H. pylori Phase 3 Clinical Trial in the United States and Europe – PHALCON-HP

In April 2021, we announced that in PHALCON-HP, our pivotal Phase 3 clinical trial for the eradication of H. pylori infection, both vonoprazan-based regimens successfully met their primary endpoints and met all secondary endpoints. The trial studied vonoprazan triple therapy and vonoprazan dual therapy compared to lansoprazole triple therapy. We believe PHALCON-HP is the largest U.S. Phase 3 registration trial ever conducted in H. pylori infection, randomizing 992 patients with confirmed H. pylori infection.

PHALCON-HP was a randomized, multicenter, Phase 3 trial that enrolled 1046 patients of which 992 patients with a confirmed H. pylori infection were randomized to one of three arms:

•
vonoprazan dual therapy: vonoprazan 20 mg BID and amoxicillin 1 g TID for 14 days (n=324);
•
vonoprazan triple therapy: vonoprazan 20 mg BID, amoxicillin 1000 mg BID and clarithromycin 500 mg BID for 14 days (n=338); and
•
PPI triple therapy: lansoprazole 30 mg BID, amoxicillin 1000 mg BID and clarithromycin 500 mg BID for 14 days (n=330).

The objective of the PHALCON-HP trial was to compare eradication rates in all treated subjects as well as in two pre-identified subgroups of patients: those patients with clarithromycin resistant strains of H. pylori, and those patients who did not have clarithromycin or amoxicillin resistant strains of H. pylori. For regulatory purposes, the primary endpoint of this study was a non-inferiority comparison in the non-resistant subgroup for each of vonoprazan triple therapy and vonoprazan dual therapy compared to lansoprazole triple therapy. All endpoints measured the percentage of patients with successful eradication of H. pylori infection as assessed by 13C-urea breath test four weeks after completion of treatment. The primary analysis in the non-resistant population assessed the non-inferiority of vonoprazan dual therapy compared to lansoprazole triple therapy and vonoprazan triple therapy compared to lansoprazole triple therapy. Secondary analyses for superiority were conducted in all patients and in the subgroup of patients with clarithromycin-resistant H. pylori infection. Further efficacy analyses were conducted using the pre-specified per protocol population (n=822), which is comprised of patients who were protocol compliant as defined by FDA established criteria.

Design for PHALCON-HP Phase 3 H. pylori Clinical Trial

Primary endpoint analysis

Both vonoprazan-based regimens successfully met their primary endpoints in the subset of patients with H. pylori strains that were not shown to be resistant to clarithromycin or amoxicillin. In the mITT population, H. pylori eradication rates were 84.7% with vonoprazan triple therapy and 78.5% for vonoprazan dual therapy compared to 78.8% with lansoprazole triple therapy (p<0.0001 and p=0.0037, respectively, for non-inferiority).

In the per protocol population, H. pylori eradication rates were 90.4% with vonoprazan triple therapy and 81.2% with vonoprazan dual therapy compared to 82.1% with lansoprazole triple therapy (p<0.0001 and p=0.0077, respectively, for non-inferiority).

Secondary endpoint analysis

Vonoprazan triple therapy and vonoprazan dual therapy also met all secondary endpoints, and demonstrated superior eradication rates versus lansoprazole triple therapy in all patients and patients with clarithromycin resistant strains of H. pylori. Patients with clarithromycin resistant strains comprised 20.3% of the PHALCON-HP study population.

Vonoprazan triple therapy

The H. pylori eradication rate of vonoprazan triple therapy was superior to that of lansoprazole triple therapy among all patients in both the mITT population (80.8% vs. 68.5%; p=0.0001) and the per protocol population (85.7% vs. 70.0%; p<0.0001).

The H. pylori eradication rate with vonoprazan triple therapy was superior to that of lansoprazole triple therapy in the subset of patients with H. pylori strains resistant to clarithromycin in both the mITT population (65.8% vs. 31.9%; p<0.0001) and the per protocol population (67.2% vs. 29.0%; p<0.0001).

Vonoprazan dual therapy

The H. pylori eradication rate of vonoprazan dual therapy was superior to that of lansoprazole triple therapy among all patients in both the mITT population (77.2% vs. 68.5%; p=0.0063) and the per protocol population (81.1% vs. 70.0%; p=0.0013).

The H. pylori eradication rate of vonoprazan dual therapy was superior to that of lansoprazole triple therapy in the subset of patients with H. pylori strains resistant to clarithromycin in both the mITT population (69.6% vs. 31.9%; p<0.0001) and the per protocol population (79.5% vs. 29.0%; p<0.0001).

Results of US/EU Phase 3 Clinical Trial in H. Pylori Infection

Primary Endpoint Analysis –Subjects without clarithromycin or amoxicillin resistant strains

Secondary Endpoint Analyses – All subject and subjects with clarithromycin resistant strains

Antibiotic resistance and declining eradication rates are significant clinical issues, and we believe that vonoprazan triple therapy and vonoprazan dual therapy have the potential to provide improvements over PPI-based therapies in addressing each of these issues. Vonoprazan dual therapy also has potential to spare the use of clarithromycin, representing an opportunity both for effective treatment and sound antibiotic stewardship through the avoidance of an additional antibiotic. As an alternative to multi-antibiotic drug regimens, vonoprazan dual therapy might also help to limit the spread of resistance among other pathogenic bacteria within populations. In addition, the vonoprazan triple therapy and vonoprazan dual therapy will both be available in daily dosing blister cards inclusive of the appropriate antibiotic. We believe this convenience pack has the potential to enhance compliance in a category where full adherence to treatment regimen is often a challenge.

Convenience Pack for H. pylori.

In September 2021, we submitted NDAs for vonoprazan triple therapy and vonoprazan dual therapy for the treatment of H. pylori infection in adults, each as a pre-packaged convenience or combination pack with either clarithromycin and amoxicillin or amoxicillin alone. In November 2021, the FDA accepted our NDAs for filing and granted Priority Review with a PDUFA action date of May 3, 2022. If approved by the PDUFA date, we expect to launch convenience packs with vonoprazan dual therapy and vonoprazan triple therapy in the second half of 2022.

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

Phase 3 Clinical Trial in Japan of Vonoprazan in Combination with Antibiotics to Treat H. pylori Infection

The results of PHALCON-HP were consistent with the results of a Phase 3 clinical trial in H. pylori-positive patients completed in Japan. In that trial, patients were treated with either vonoprazan triple therapy (vonoprazan 20 mg BID, amoxicillin 750 mg BID, and clarithromycin (200 mg or 400 mg) BID) or lansoprazole triple therapy (lansoprazole 30 mg BID, amoxicillin 750 mg BID, and clarithromycin (200 mg or 400 mg) BID) for seven days as is customary in Japan. The primary endpoint of the clinical trial was confirmed H. pylori eradication determined by 13C-urea breath test. The primary analysis was non-inferiority, and additional analyses in the second line eradication rate and eradication rate in antibiotic-resistant subgroups were also conducted.

Vonoprazan-based triple therapy demonstrated a non-inferior eradication rate of 93% compared to 76% for lansoprazole-based triple therapy (p<0.0001). Post hoc analyses suggested that vonoprazan-based triple therapy was superior to lansoprazole-based triple therapy (p<0.0001). Patients who were not eradicated on vonoprazan-based triple therapy or lansoprazole-based triple therapy were treated with a triple therapy regimen of vonoprazan, amoxicillin, and metronidazole. In this second-line setting, the H. pylori eradication rate with vonoprazan triple therapy was 98%. Exploratory analysis suggested that vonoprazan-based triple therapy had significantly higher eradication rates versus the lansoprazole-based triple therapy in the subgroup of subjects with clarithromycin resistant strains of H. pylori.

Summary of Vonoprazan Safety Data

Safety in Clinical Studies

As of December 2021, over 8,000 subjects have been exposed to vonoprazan in completed and ongoing Phase 1 to 3 clinical trials. The doses studied have ranged from 1 to 120 mg with durations up to one year.

In PHALCON-HP, both vonoprazan-based regimens were generally well tolerated with safety results comparable to patients who received lansoprazole triple therapy. The most common adverse events (≥2.0%) reported in the vonoprazan triple therapy, vonoprazan dual therapy, and lansoprazole triple therapy arms, respectively, were diarrhea (4.0%, 5.2%, and 9.6%), dysgeusia (4.3%, 0.6%, and 6.1%), abdominal pain (2.3%, 2.6% and 2.9%), headache (2.6%, 1.4%, 1.4%), vulvovaginal candidiasis (2.3%, 1.4%, 1.2%), hypertension (2.0%, 1.1%, 0.9%), and nasopharyngitis (0.3%, 2.0%, 0.9%). Overall rates of discontinuation due to adverse events were 2.3% for vonoprazan triple therapy-treated patients, 0.9% for vonoprazan dual therapy-treated patients, and 1.2% for lansoprazole triple therapy-treated patients.

Additionally, the safety results for vonoprazan observed in PHALCON-EE were consistent with the results observed in prior clinical studies. In the healing phase of the study, the most common adverse events (≥2%) were abdominal pain (2.1% for vonoprazan and 1.2% for lansoprazole), diarrhea (2.1% for vonoprazan and 2.5% for lansoprazole). Rates of discontinuation due to adverse events in the healing phase were 1% for vonoprazan 20 mg and 2.2% for lansoprazole 30 mg.

In the maintenance phase of the study, the most common adverse events (≥2%) were gastritis (2.7% vonoprazan 10 mg, 6.4% vonoprazan 20 mg, 2.7% lansoprazole), diarrhea (1.0% vonoprazan 10 mg, 2.7% vonoprazan 20 mg, 4.4% lansoprazole), abdominal pain (4.1% vonoprazan 10 mg, 5.4% vonoprazan 20 mg, 2.4% lansoprazole), dyspepsia (3.7% vonoprazan 10 mg, 4.1% vonoprazan 20 mg, 2.7% lansoprazole), gastroesophageal reflux disease (2.4% vonoprazan 10 mg, 3.7% vonoprazan 20 mg, 2.0 lansoprazole), hypertension (3.0% vonoprazan 10 mg, 3.4% vonoprazan 20 mg, 2.0% lansoprazole), liver function test (1.0% vonoprazan 10 mg, 2.0% vonoprazan 20 mg, 3.0% lansoprazole), and nausea (2.0% vonoprazan 10 mg, 1.4% vonoprazan 20 mg, 1.0% lansoprazole). Rates of discontinuation due to adverse events in the maintenance phase were 0.7% for vonoprazan10 mg, 2.7% for vonoprazan 20 mg, and 0.7% for lansoprazole.

Frequency of serious adverse events, or SAEs, in the healing phase were similar between vonoprazan 20 mg and lansoprazole 30 mg at 0.6%. In the maintenance phase, SAEs were reported in 4.7% of patients for vonoprazan 20 mg, 3.4% for vonoprazan 10 mg and 2.4% for lansoprazole 15 mg. Further, this clinical trial was conducted during the 2020-2021 global pandemic, and coronavirus infection was reported in 2.1% of the vonoprazan 20 mg-treated patients and 1.8% of the lansoprazole-treated patients in the healing phase whereas in 6.1% of the vonoprazan 10 mg-treated patients, 10.1% of the vonoprazan 20 mg-treated patients and 6.7% of the lansoprazole-treated patients in the maintenance phase. There were 2 deaths in the vonoprazan 20 mg-treated patients due to coronavirus infection. None of the coronavirus infection events reported were considered related by the investigator.

In PHALCON-NERD, vonoprazan was generally well tolerated. In both phases of the trial, no adverse event was reported in more than three percent of the participants in a treatment group. There was a total of four SAEs in the daily dosing phase and no SAEs in the on-demand phase. The safety data for all vonoprazan arms were comparable to placebo and consistent with what was reported in previous studies.

Certain earlier generation P-CABs previously under development by other companies may have been discontinued in-part due to their hepatic safety profile. These hepatic safety concerns may be compound-specific and not generalizable to the P-CAB class. It is notable that vonoprazan is based on a pyrrole chemical structure and is chemically distinct from previously discontinued P-CABs that were based on an imidazole structure. Vonoprazan has had a similar hepatic safety profile to lansoprazole across all clinical studies conducted by Takeda, in which 1.0% of subjects treated with vonoprazan 10 mg or 20 mg and 0.8% of subjects treated with lansoprazole 15 mg or 30 mg had ALT or AST elevations greater than three times the upper limit of normal or bilirubin elevations greater than two times the upper limit of normal. Similarly, in the healing phase of PHALCON-EE, transient elevations in ALT or AST greater than 3 times the upper limit of normal were observed in 0.4% of subjects treated with vonoprazan 20 mgs and 0.2% of subjects treated with lansoprazole. In the maintenance phase, transient ALT or AST elevations greater than three times the upper limit of normal were observed in 1% of subjects treated with vonoprazan 10 mg, 0.3% of subjects treated with vonoprazan 20 mg, and 2% of subjects treated with lansoprazole.

Vonoprazan Post-Marketing Safety in Japan and Asia

The most recent post-marketing safety report from December 2021 includes an estimate of over 50 million patients who have received vonoprazan in Japan and other countries in Asia since its launch. Based on the post-marketing experience, the clinically significant adverse reactions section of the Japanese prescribing information for vonoprazan was updated to include shock, anaphylaxis, hepatic impairment, skin reactions such as toxic epidermal necrolysis, Steven-Johnson syndrome, and erythema multiforme; and events of pancytopenia, agranulocytosis, leukocytopenia, and thrombocytopenia. The incidence of these reactions was considered extremely rare (less than 1 in 100,000 patients) and a causal relationship to vonoprazan could not be ruled out. Although serious hepatic adverse events have been observed among patients exposed to vonoprazan in Japan in the post-marketing setting, these cases were typically confounded by comorbidities or other concomitant medications and believed to be idiosyncratic reactions. Post-marketing safety data, including the December 2021 post-marketing safety report, has been submitted to the PMDA.

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

Vonoprazan was subsequently approved in Japan in February 2016 for the treatment of H. pylori in combination packs with antibiotics (Vonosap Pack 400, Vonosap Pack 800, and Vonopion Pack), and has since been approved in numerous other countries in Asia and Latin America as well as Russia.

Vonoprazan Commercialization in Japan

Vonoprazan was approved in Japan in December 2014. In 2021, its seventh full year on the market, vonoprazan generated approximately $850 million in net sales in Japan, a 17% increase over the prior year. In addition, in the quarter ended December 31, 2021, vonoprazan generated over $249 million in net sales, a 16% increase over the corresponding quarter from the prior year.

Vonoprazan net sales in Japan (2017-2021)

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
Vonoprazan net sales
(USD, Millions)
$423
$498
$622
$720
$842
2017
2018
2019
2020
2021

*Sales for Q1 2017 reported on a gross basis
**U.S. dollars based on the conversion rate of 0.0090 dollar to one yen

We believe that the market dynamic for anti-secretory agents in Japan is similar to that in the United States. In both countries, the anti-secretory market is largely genericized. Ahead of the vonoprazan launch in Japan, all PPIs, other than Nexium, were available as generics. As of September 2020, generic drugs in Japan represent approximately 80% of the market by volume, compared to the United States where generics are currently approximately 90% of the market by volume. Although vonoprazan and Dexilant are priced at a premium to generic PPIs in Japan and the United States, respectively, both have experienced commercial success.

Vonoprazan Commercial Opportunity and Strategy

The market for prevention and treatment of acid-related GI diseases in the United States and Europe is large. There were approximately 7.2 billion PPI doses prescribed for the 12 months ended December 31, 2021. We estimate that there are approximately 65 million individuals with GERD in the United States and 50 million individuals with GERD in the EU5, of whom 15% to 45% are inadequately treated with PPIs. In addition, we estimate that there are approximately 115 million individuals in the United States infected with H. pylori, of which 2.5 million are treated each year, and 145 million individuals in the EU5 infected with H. pylori.

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

As recently as 2015, the last branded PPI, Dexilant, reached approximately $530 million in sales in the United States despite limited differentiation from other PPIs. As of December 31, 2021, Dexilant was priced at a significant premium to generic PPIs on the market. Even with premium pricing, Dexilant obtained broad insurance coverage and favorable access. As of December 2021, approximately 87% of commercially covered lives and 82% of Medicare covered lives had access to Dexilant. Furthermore, of those commercially covered lives, 48% had unrestricted access to the drug without prior authorization or step edits and 28% of patients had access at the lowest branded cost tier. We believe that, if approved in our markets, vonoprazan will be the first of the next generation of anti-secretory therapies to improve the standard of care for acid-related GI diseases by providing a safe and effective treatment option for the millions of patients in need of more potent, rapid, or durable acid suppression. Additionally, we believe the results of our Phase 3 clinical trials in H. pylori and erosive esophagitis support the potential differentiation of vonoprazan compared to a standard of care PPI, and if vonoprazan is approved, could result in attractive market access and formulary positioning.

In May 2021, we conducted a U.S. market research study with 100 gastroenterologists, 102 primary care physicians, and 40 gastroenterology advanced practice providers who treat H. pylori infection. These clinicians stated a preference to prescribe vonoprazan dual or triple therapy first line to 53% of their patients with H. pylori infection, and to 52% of their patients with refractory H. pylori infection. In the same study, in terms of aspects of vonoprazan that positively impacted the intention to prescribe, 69% of clinicians said mechanism of action, and 52% said the efficacy in patients with clarithromycin-resistant strains of H. pylori, respectively. In December 2021, we conducted a separate U.S. market research study with 151 gastroenterologists, 100 primary care physicians, and 50 advanced practice providers who treat GERD. For the treatment of erosive esophagitis, 65% - 67% of respondents believed that vonoprazan is differentiated from standard of care PPIs, has demonstrated superior efficacy in the healing and maintenance of healing of esophageal erosions compared to lansoprazole, and delivers symptom relief.

Sales and Marketing

We are in the process of building marketing, sales, and distribution capabilities. We plan to independently commercialize vonoprazan in the United States by building a leading specialty gastroenterology-focused commercial infrastructure to support the adoption of vonoprazan. We believe we can successfully launch vonoprazan in the United States with a focused sales force targeting high prescribers of PPIs, particularly gastroenterologists and primary care physicians. PPI prescribing is highly concentrated with approximately 75% of prescriptions in H. pylori and 65% of prescriptions in erosive esophagitis being written by 10% of the PPI prescribers (approximately 51,400 prescribers), according to IQVIA data. We believe we have an opportunity to achieve significant share of voice and exposure to physicians given the scarcity of actively marketed anti-secretory medicines.

To address the commercial opportunity for vonoprazan in Europe and Canada, we plan to seek one or more partners with existing commercial infrastructure and expertise in these markets.

Additional Vonoprazan Development Opportunities

Indications

While we are initially focused on the development of vonoprazan for the treatment of GERD and H. pylori infection, we believe there are opportunities to expand the use of vonoprazan to other indications in our licensed territories. For example, in Japan, vonoprazan is also approved for the treatment of gastric ulcers, treatment of duodenal ulcers, prevention of recurrence of gastric ulcer or duodenal ulcer during low-dose aspirin administration, and prevention of recurrence of gastric ulcer or duodenal ulcer during NSAID administration. Barrett’s esophagus and Zollinger Ellison syndrome are severe diseases related to acid secretion where PPIs are the current standard of care. The improved acid control of vonoprazan relative to PPIs may lead to improved results over PPIs.

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

We expect that vonoprazan, if approved for the treatment of patients with erosive esophagitis and treatment of H. pylori infection in adults, will primarily compete with generic PPIs marketed by multiple pharmaceutical companies in both the prescription and OTC markets. Additionally, in March 2020, RedHill Biopharma Ltd. launched Talicia, a co-formulated capsule comprising generic omeprazole, amoxicillin, and rifabutin for the treatment of H. pylori infection.

We are aware of one other P-CAB in development in the United States, as well as a number of other P-CABs in territories outside of the United States that if developed and approved in our territories may compete with vonoprazan. In the United States, Neurogastrx intends to commence a Phase 3 erosive esophagitis trial for fexuprazan, under an exclusive license from Daewoong Pharmaceutical Co., Ltd., or Daewoong, sometime in 2022. Outside the United States, Daewoong recently received regulatory approval of, and plans for a first half of 2022 launch for fexuprazan in South Korea, and has out-licensed rights to develop fexuprazan in China to Shanghai Haini, a subsidiary of China’s Yangtze River Pharmaceutical Group. Also outside the United States, revaprazan is marketed by Yuhan Corporation in South Korea, and tegoprazan is marketed by CJ Healthcare Corp. in South Korea and is currently in development in Japan by RaQualia Pharma, Inc. Additionally, Jeil Pharm has received authorization to conduct a Phase 3 trial in South Korea of its P-CAB candidate, JP-1366, in erosive esophagitis, and Cinclus Pharma AG’s linaprazan glurate has completed a Phase 1 clinical trial in Europe and is currently in Phase 2 clinical trials. To our knowledge, none of these compounds have demonstrated superiority to PPIs on clinical endpoints.

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

Our patent portfolio, comprising patents and patent applications exclusively licensed to us, is built with a goal of establishing broad protection that generally includes, for the product candidate compound, claims directed to composition of matter, pharmaceutical compositions or formulations, methods of synthesis, and methods of treatment using such pharmaceutical compositions or formulations. As of December 31, 2021, our patent portfolio covering vonoprazan consists solely of exclusively licensed patents and patent applications from Takeda. Subject to the terms of the license agreement we entered into with Takeda on May 7, 2019, or the Takeda License, we have licensed from Takeda exclusive rights in the United States, Europe, and Canada to patents and patent applications covering the composition of matter, formulation, use and/or manufacture of vonoprazan. Our patent portfolio comprises 11 distinct patent families protecting the technology relating to the compound vonoprazan and its synthetic intermediates, methods of synthesizing vonoprazan and related compounds, various formulations of vonoprazan products, as well as methods of treating diseases with vonoprazan and related compounds. As of December 31, 2021, our portfolio consists of approximately 22 issued U.S. patents, 5 pending U.S. applications, 13 issued European patents subsequently validated in individual European countries, 4 pending European applications, 5 issued Canadian patents, and 3 pending Canadian applications. The issued patents and pending applications have nominal expiration dates ranging from 2024 to 2038, without accounting for any available patent term adjustments or extensions. The issued U.S. patent covering the composition of matter of vonoprazan is expected to expire in August 2028, not including patent term extension. The issued U.S. patent covering the formulation of vonoprazan is expected to expire in August 2030, not including patent term extension.

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

With respect to any future product candidates, we expect to continue to rely on third-party contract manufacturers to manufacture clinical supplies and commercial quantities of any approved product. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our relationships with Takeda, Sandoz and Catalent.

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

The Takeda Supply Agreement will continue until the earlier of (a) two years from the date we place an order for bulk drug product for the first commercial launch of vonoprazan in any jurisdiction in the United States, Europe or Canada, and (b) December 31, 2023. The Takeda Supply Agreement may be terminated upon written notice by either party if the other party has failed to remedy a material breach within a specified cure period following written notice of such breach. The Takeda Supply Agreement will terminate immediately upon the termination of the Takeda License in accordance with its terms. We are exploring additional options for commercial supply of vonoprazan API from other third-party contract manufacturers.

Sandoz Supply and Packaging Agreement

In December 2020, we entered into a Supply and Packaging Services Agreement with Sandoz GmbH, or the Sandoz Supply Agreement, pursuant to which Sandoz has agreed to supply commercial quantities of amoxicillin capsules and clarithromycin tablets, to package these antibiotics with vonoprazan drug product in finished convenience packs, and to supply us with these convenience packs.

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

Catalent Commercial Supply Agreement

In July 2021, we entered into a Commercial Supply Agreement, or the Tablet Supply Agreement, with Catalent Pharma Solutions, LLC, or Catalent, pursuant to which Catalent has agreed to supply us with commercial quantities of vonoprazan fumarate tablets.

Pursuant to the Tablet Supply Agreement, Catalent has agreed to supply us with, and the Company has agreed to purchase from Catalent, finished vonoprazan tablets at an agreed upon price per unit. The price per unit may be adjusted annually based on increases in costs incurred by Catalent. The Tablet Supply Agreement requires us to purchase a specified percentage of its requirements of finished vonoprazan tablets from Catalent, which percentage is subject to adjustment following the third anniversary of the first day of the calendar quarter during which Catalent is scheduled to deliver the initial finished vonoprazan tablets to us intended for commercial sale, excluding validation batches, or the Commencement Date.

Unless terminated earlier, the term of the Tablet Supply Agreement extends for a period of five years from the Commencement Date. The Tablet Supply Agreement will extend automatically for additional two year periods unless terminated by either party upon at least 24months prior written notice. The Tablet Supply Agreement may also be terminated at any time upon written notice by either party if the other party has failed to remedy a material breach of the terms of the Tablet Supply Agreement within a specified period following receipt of written notice of such breach.

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
•
submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
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

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA. The sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of one or more qualified investigators in accordance with GCP regulations, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND as well as any subsequent protocol amendments, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1: The product candidate is initially introduced into healthy human volunteers or patients with the target disease or condition. These studies test for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.
•
Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.
•
Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of the product’s effectiveness for its intended use(s) and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans exposed to the drug, and any clinically important increased rate of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the disclosure.

NDA Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under current PDUFA guidelines, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted.

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

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as additional clinical trials or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

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

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The FDA has a Fast Track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, product candidates are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation or Breakthrough Therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product candidate is eligible for priority review if it is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will generally require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast Track designation, Breakthrough Therapy designation, accelerated approval, and priority do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Any drug products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the Internet. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

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

Medicaid is a joint federal and state program administered by the states for low‑income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Under the Medicaid Drug Rebate Program, or MDRP, as a condition of having federal funds being made available to the states for covered outpatient drugs under Medicaid, pharmaceutical manufacturers must enter into an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of covered outpatient drug dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid drug rebates are based on pricing data that pharmaceutical manufacturers report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services, or CMS, which is the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price, or AMP, for each drug and, in the case of innovator products, the Best Price, or BP, which represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. If a manufacturer becomes aware that its MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, the manufacturer must resubmit the corrected data for up to three years after those data originally were due. If a manufacturer fails to provide information timely or is found to have knowingly submitted false information to the government, the manufacturer may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program, or the 340B program, in order for federal funds to be available for the manufacturer’s drugs under Medicaid. The 340B program is administered by the Health Resources and Services Administration, or HRSA, and requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Manufacturers must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B‑eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

In order to be eligible to have drug products paid for with federal funds under Medicaid and purchased by certain federal agencies and grantees, a manufacturer must also participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under the VA/FSS program, a manufacturer must report the Non-Federal Average Manufacturer Price, or Non-FAMP, for its covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). The manufacturer must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered by manufacturers in taking such increases, wholesale acquisition cost disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information

U.S. Healthcare Reform

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

Since its enactment, there have been judicial and political challenges to certain aspects of the Affordable Care Act, or ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation.

The likelihood of implementation of these and other reform initiatives is uncertain. Moreover, in the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Regulation and Procedures Governing Marketing Authorization of Medicinal Products in the EU

Non-clinical studies and clinical trials

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on good clinical practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

A clinical trial application, or CTA, must be submitted to competent national health authorities and independent ethics committees, much like the FDA and IRB, respectively. Once the CTA is approved by the national health authority and the ethics committee has granted a positive opinion in relation to the conduct of the trial in the relevant member state(s), in accordance with a country’s requirements, clinical study development may proceed. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation.

Currently, CTAs must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Clinical Trials Regulation, which will become applicable on January 31, 2022, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only limited involvement. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on the duration of the individual clinical trial from January 31, 2022 onward. If an ongoing clinical trial continues for more than three years from January 31, 2022 the Clinical Trials Regulation will begin to apply to the clinical trial as of January 31, 2025.

Medicines used in clinical trials must be manufactured in accordance with good manufacturing practice, or GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorizations

In the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, or MA. To obtain regulatory approval of a product candidate in the EU, we must submit a Marketing Authorization Application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product.

There are two types of MAs:

•
"Centralized MAs" are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced medicinal therapy products, or ATMPs, such as gene therapy, somatic cell-therapy or tissue-engineered medicines and (iv) medicinal products containing a new active substance indicated for the treatment certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for any products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or for which the granting of a MA would be in the interest of public health in the EU.
•
"National MAs" are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this National MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a National MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance. Under the centralized procedure and in exceptional cases, the CHMP might perform an accelerated review of a MA in no more than 150 days (not including clock stops).

Data and marketing exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving MA reference medicinal product, generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

Pediatric investigation plan

In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

Outside of the United States, the pricing of pharmaceutical products and medical devices is subject to governmental control in many countries. In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products, but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

Failure to comply with the aforementioned EU and member state laws may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom, or UK, left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the United Kingdom during the transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement, or TCA, and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU Clinical Trials Regulation or in relation to orphan medicines will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain, or GB; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a guidance on how various aspects of the UK regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the UK. The new guidance was given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019, or the Exit Regulations.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. After Brexit, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a GB authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB.

Data privacy and security laws

Pharmaceutical companies may be subject to federal, state and foreign data privacy, security and data breach notification laws governing the collection, use, disclosure and protection of health-related and other personal information. For example, in the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the Department of Health and Human Services, or HHS, to affected individuals and if the breach is large enough, to the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the HHS may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, and the EU General Data Protection Regulation, or GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital

As of February 24, 2022, we had 77 full-time employees, 11 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts, information relating to our corporate governance is also included on our investor relations website. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing.

Item 1A. Risk Factors

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
●
If the scope of any patent protection we obtain is not sufficiently broad, if we lose any of our patent protection, or if we are unable to maintain our existing Qualified Infectious Disease Product, or QIDP, designations for vonoprazan in combination with amoxicillin and clarithromycin for the treatment of H. pylori infection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected;
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
●
If following commercialization of vonoprazan (or any future product candidates, if approved) we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects;
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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a late clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2018, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, conducting our Phase 3 clinical trials of vonoprazan, preparing applications for regulatory approval for vonoprazan and preparing for a potential commercial launch. As a company, we have not yet demonstrated an ability to obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully obtaining regulatory approvals for and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception. If vonoprazan is not successfully developed and approved in the United States, Europe and/or Canada, we may never generate any revenue. We have incurred cumulative net losses since our inception and, as of December 31, 2021, we had an accumulated deficit of $529.4 million. Substantially all of our losses have resulted from expenses incurred in connection with in-licensing and developing vonoprazan, commercial activities in preparation for a potential product launch, and from general and administrative costs associated with our operations. Vonoprazan will require substantial additional time and resources before we will be able to begin generating revenue from product sales, and any future product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek additional regulatory approvals for, and potentially commercialize vonoprazan and seek to identify, assess, acquire, in-license, or develop additional product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials and preclinical studies of vonoprazan and any future product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products. We are still in the early stages of a number of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, continue our product development efforts, diversify our product candidate pipeline or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

The development and commercialization of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we prepare to commercialize vonoprazan for H. pylori and erosive esophagitis and progress our NERD development program. In addition, if vonoprazan receives approval and is commercialized, we will be required to make milestone and royalty payments to Takeda, from whom we have in-licensed the rights to develop and commercialize vonoprazan in the United States, Europe, and Canada pursuant to the Takeda License. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or royalty payments. If we obtain regulatory approval for vonoprazan or any future product candidate, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of vonoprazan or any future product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our loan and security agreement, or the Loan Agreement, with Hercules Capital, or Hercules, will enable us to fund our operations into mid-2023. In particular, we expect that these funds will allow us to complete our Phase 3 clinical trial studying vonoprazan for NERD (daily dosing), and launch vonoprazan for H. pylori and erosive esophagitis. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop vonoprazan or any future product candidates.

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
•
the costs associated with hiring additional personnel and consultants as our business grows particularly commercial personnel;

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, our Loan Agreement with Hercules, other debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Our Loan Agreement includes, and any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends.

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

We currently only have one product candidate, vonoprazan, which we in-licensed from Takeda. Our business presently depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize vonoprazan in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate. In April 2021, we reported positive results from a pivotal Phase 3 clinical trial for vonoprazan triple therapy and vonoprazan dual therapy for the treatment of H. pylori infection, and in September 2021 we submitted NDAs for vonoprazan triple therapy and vonoprazan dual therapy for the treatment of H. pylori infection in adults to the FDA, which granted the NDAs Priority Review and set a PDUFA action date of May 3, 2022. In October 2021, we reported positive results from a pivotal Phase 3 trial for vonoprazan for the treatment of erosive esophagitis, and in March 2022, we plan to submit an NDA to the FDA for vonoprazan for healing of all grades of erosive esophagitis and relief of heartburn, and maintenance of healing of all grades of erosive esophagitis and relief of heartburn. In February 2022, we initiated a Phase 3 trial for vonoprazan using a daily dosing regimen for the treatment of NERD and expect to report topline results in 2023. Our assumptions about vonoprazan’s commercial potential are based in large part on the commercial experience of vonoprazan in Japan. However, our assumptions may prove to be wrong, and we may encounter a materially and adversely different development and commercial experience. The success of vonoprazan will depend on several factors, including the following:

•
acceptance by the FDA or by comparable foreign regulatory authorities of our proposed design of our clinical trials;
•
successful enrollment in clinical trials and completion of clinical trials with favorable results;
•
the willingness of the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities to accept the data from the clinical trials and preclinical studies and clinical trials conducted outside of our licensed territories by Takeda and independent investigators as part of the basis for review and approval of vonoprazan;
•
demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
•
receipt of marketing approvals from applicable regulatory authorities, including one or more NDAs from the FDA and maintaining such approvals;
•
making and/or maintaining arrangements with Takeda, Catalent, Sandoz, or any future third-party manufacturers for, or establishing, commercial manufacturing capabilities and receiving/importing commercial supplies approved by FDA and other regulators from Takeda, Catalent or any future third-party manufacturer;
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

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful completion of clinical development, regulatory approval and commercialization of vonoprazan, which may never occur. We have not yet succeeded in obtaining marketing approval for vonoprazan. If we are unable to develop or obtain regulatory approval for, or, if approved, successfully commercialize vonoprazan, we may not be able to generate sufficient revenue to continue our business.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results.

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Even if we believe the results of our clinical trials are positive, obtaining regulatory approval may not occur on a timely basis, if at all. The results from clinical trials or preclinical studies of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after the product candidate achieved promising results in earlier clinical trials. The results of our trials may not be comparable to those achieved previously, whether as a result of differences in trial design, patient population or otherwise.

For example, in our Phase 3 clinical trial for the treatment of H. pylori infection, the vonoprazan dual therapy arm was not double-blinded because patients in this arm were administered amoxicillin three times daily, versus twice daily for the triple therapy regimens. Both triple therapy regimens were double-blinded. The inability to double-blind the dual therapy arm may impact how regulatory agencies or healthcare payors interpret such results. For example, the EMA has noted that it expects additional analyses of treatment compliance and drop-out rates in the dual therapy arm because it will not be double-blinded.

Further, in July 2019, we received scientific advice from the EMA on our Phase 3 clinical trial of vonoprazan in the healing and maintenance of healing of erosive esophagitis. For the healing phase of the study, the EMA recommended that we include an endoscopy to assess healing at Week 4 in addition to the planned endoscopies at Week 2 and Week 8 because the summary of product characteristics for lansoprazole suggests four weeks of treatment to assess healing in erosive esophagitis. We decided not to incorporate this change into the study design given the additional burden on study subjects to return for a third endoscopy in an eight-week period. This decision may impact the future summary of product characteristics for vonoprazan or may cause the EMA to require us to conduct additional clinical trials for vonoprazan to support marketing approval.

In addition, Takeda, a third party over which we have no control, has the right to develop and commercialize vonoprazan outside of the United States, Europe, and Canada. Takeda has marketing approval for vonoprazan in certain countries in Asia and Latin America, and Takeda has ongoing clinical trials of vonoprazan in certain indications that we are also pursuing. If such ongoing trials fail to meet their primary endpoints, have serious adverse events or encounter other problems, the development potential of vonoprazan could be materially and adversely affected. In addition, if serious adverse events or other problems occur with patients using vonoprazan marketed outside of our licensed territories, or if the results of ongoing or future clinical trials of vonoprazan conducted by Takeda or others generate negative results or results that conflict with the results of our clinical trials, the FDA or other regulatory authorities may delay, limit, or deny approval of vonoprazan, require us to conduct additional clinical trials as a condition to marketing approval, or withdraw their approval of vonoprazan or otherwise restrict our ability to market and sell vonoprazan, if approved. In addition, treating physicians may be less willing to prescribe vonoprazan due to concerns over such trial results or adverse events, which would limit our ability to commercialize vonoprazan.

For the foregoing reasons, our clinical trials and our efforts to obtain regulatory approval for vonoprazan may not be successful. Further, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of vonoprazan or any future product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of vonoprazan or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of vonoprazan or any future product candidates in humans. We do not know whether any ongoing studies will be completed on schedule, if at all, or if any future clinical trials will begin on time. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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
•
institutional review boards, or IRBs, or other reviewing bodies refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•
changes to clinical trial protocols;
•
clinical sites deviating from trial protocols or dropping out of a trial;
•
manufacturing or obtaining sufficient quantities of vonoprazan and any future product candidates;
•
inability to obtain and deliver sufficient quantities of vonoprazan and any future product candidates to clinical sites;
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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, in March 2020, due to global efforts to combat the COVID-19 pandemic, we announced a temporary pause in randomization of new patients in our Phase 3 trials and did not recommence randomizations for approximately three months.

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

Further, conducting clinical trials in foreign countries, as we have done for vonoprazan and may do for any future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials further limits the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of vonoprazan and any future product candidates may be delayed. Further, public health emergencies, such as the COVID-19 pandemic have and may continue to negatively affect site activation, as well as patient enrollment and retention. Our inability to enroll a sufficient number of patients for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with vonoprazan’s or any future product candidates’ use. Results of our ongoing or future clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by vonoprazan and any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

As of December 2021, more than 8,000 subjects have been exposed to vonoprazan in completed and ongoing Phase 1 to 3 clinical trials. The doses studied have ranged from 1 to 120 mg with durations up to one year. In our Phase 3 clinical trial for EE, the most common adverse reactions (≥2%) in vonoprazan-treated patients in the healing phase were abdominal pain and diarrhea and in the maintenance phase were gastritis, diarrhea, abdominal pain, dyspepsia, gastroesophageal reflux disease, hypertension, abnormal liver function test, and nausea. Of these, only two adverse events, both in the maintenance phase, exceeded 5%: gastritis (6.4%, vonoprazan 10 mg) and abdominal pain (5.4%, vonoprazan 20 mg). In our Phase 3 clinical trial evaluating vonoprazan in combination with amoxicillin and clarithromycin or amoxicillin, most common adverse reactions (≥2%) in vonoprazan triple therapy-treated patients were dysgeusia, diarrhea, headache, abdominal pain, vulvovaginal candidiasis and hypertension and with vonoprazan dual therapy-treated patients were diarrhea, abdominal pain and nasopharyngitis.

Certain earlier generation P-CABs previously under development by other companies may have been discontinued in part due to their hepatic safety profile. These hepatic safety concerns may be compound-specific and not generalizable to the P-CAB class. Vonoprazan has shown similar hepatic safety results to lansoprazole across all comparative clinical studies conducted by Takeda, in which 1.0% of subjects treated with vonoprazan 10 mg or 20 mg and 0.8% of subjects treated with lansoprazole 15 mg or 30 mg had ALT or AST elevations greater than three times the upper limit of normal or bilirubin elevations greater than two times the upper limit of normal. Similarly, in the healing phase of PHALCON-EE, transient elevations in ALT or AST greater than 3 times the upper limit of normal were observed in 0.4% of subjects treated with vonoprazan 20 mgs and 0.2% of subjects treated with lansoprazole. In the maintenance phase, ALT or AST greater than three times the upper limit of normal were observed in 1% of subjects treated with vonoprazan 10 mg, 0.3% of subjects treated with vonoprazan 20 mg, and 2% of subjects treated with lansoprazole. The most recent post-marketing safety report from December 2021 includes an estimate of over 50 million patients who have received vonoprazan in Japan and other countries in Asia since launch. Based on the post-marketing experience, the clinically significant adverse reactions section of the Japanese prescribing information for vonoprazan was updated to include shock, anaphylaxis, hepatic impairment, skin reactions such as toxic epidermal necrolysis, Steven- Johnson syndrome, and erythema multiforme, and events of pancytopenia, agranulocytosis, leukocytopenia, and thrombocytopenia. The incidence of these reactions was considered extremely rare (less than 1 in 100,000 patients) and a causal relationship to vonoprazan could not be ruled out. Although serious hepatic adverse events have been observed among patients exposed to vonoprazan in Japan in the post-marketing setting, these cases were typically confounded by comorbidities or other concomitant medications and are believed to be idiosyncratic reactions.

The post-marketing safety data, including the December 2021 post-marketing safety report and the reported hepatic safety events, have been submitted to the PMDA. We may also observe hepatic-related events in our clinical trials.

It is possible that as we continue to test vonoprazan and any future product candidates in our clinical trials, or as the use of vonoprazan and any future product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. If any such side effects become known later in development or upon approval, such findings may harm our business, financial condition and prospects significantly. Further, if a serious safety issue is identified in connection with use of vonoprazan commercially or in third-party clinical trials in Asia or elsewhere, such issues may adversely affect the development potential of vonoprazan or result in regulatory authorities restricting our ability to develop vonoprazan.

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
•
we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or similar risk management measures or create a medication guide outlining the risks of such side effects for distribution to patients;
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

As a company, we have never obtained regulatory approval for a product candidate and may be unable to do so for vonoprazan or any future product candidates.

Although we have completed our pivotal Phase 3 clinical trials for vonoprazan for treatment of H. pylori infection and erosive esophagitis, and have submitted NDAs for the use of vonoprazan dual therapy and vonoprazan triply therapy for the treatment of H. pylori in adults, we still need to obtain regulatory approvals from the FDA. As a company, we have not previously obtained any regulatory approvals and consequently we may be unable to successfully obtain approval of vonoprazan or any future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to timely obtain regulatory approvals could delay us in commercializing vonoprazan or any future product candidates.

Vonoprazan and any future product candidates are subject to extensive regulation and compliance obligations, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize vonoprazan and any future product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of vonoprazan and any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in other foreign markets. In the United States, we are not permitted to market vonoprazan and any future product candidates until we receive regulatory approval from the FDA and in the EU, we are not permitted to market vonoprazan and any future product candidates until we receive a marketing authorization from the European Commission or competent authorities of the EU member states. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels and the ability to hire and retain key personnel. In addition, approval policies or regulations may change, and the FDA and EMA and comparable regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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
•
such authorities may find deficiencies in the manufacturing processes or facilities of Takeda, Sandoz, Catalent or any future third-party manufacturers with which we contract for clinical and commercial supplies;
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

Even if we eventually receive approval of an NDA or foreign marketing application for vonoprazan and any future product candidates, the FDA or other comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including confirmatory Phase 3 clinical trials, Phase 4 clinical trials, and/or the implementation of a REMS or risk management measures, which may be required to ensure safe use of the drug after approval. The FDA or other comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or other comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

Designation of vonoprazan in combination with both amoxicillin and clarithromycin, and with amoxicillin alone as a QIDP, receipt of Fast Track designation, and the potential to receive priority review, may not actually lead to faster development or regulatory review or other benefits, and do not assure FDA approval of vonoprazan or any future product candidates which may receive such designations.

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

In August 2019, the FDA granted QIDP designation to vonoprazan tablets in combination with both amoxicillin tablets and clarithromycin tablets, and with amoxicillin tablets alone, for the treatment of H. pylori infection. Further, in May 2021, the FDA granted QIDP designations to vonoprazan tablets in combination with both amoxicillin capsules and clarithromycin tablets, and with amoxicillin capsules alone, respectively, for the treatment of H. pylori infection. Under the GAIN Act, the FDA may only revoke a QIDP designation if the request for such designation contained an untrue statement of material fact. While we believe that our request for our QIDP designations did not contain any untrue statement of material fact, if the FDA were to seek to revoke our QIDP designations covering our products containing vonoprazan in combination with both amoxicillin and clarithromycin, and with amoxicillin alone, and if FDA were successful in doing so, we would not obtain the GAIN Act exclusivity benefits for such products. If this were to occur, it could have a material, adverse effect on our business prospects.

Vonoprazan in combination with both amoxicillin and clarithromycin and with amoxicillin alone has received Fast Track designation for the treatment of H. pylori infection and the NDAs we submitted for each of these combinations have received priority review.

The Fast Track designation program is intended to expedite or facilitate the process for reviewing new drug candidates that meet certain criteria.

Specifically, new drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the drug candidate and the specific indication for which it is being studied. With a Fast Track designated drug candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Priority review means the FDA’s goal is to take action on an application within 6 months (compared to 10 months under standard review) following the NDA filing date. The FDA automatically grants priority review to the first application or efficacy supplement submitted for a specific drug and indication that has received the QIDP designation.

Obtaining a QIDP designation, priority review, or Fast Track designation does not change the standards for product approval but may expedite the development or approval process. Accordingly, such QIDP designations, Fast Track designations, and priority review may not actually result in faster clinical development or regulatory review or approval. Furthermore, QIDP designation, Fast Track designation, and priority review would not increase the likelihood that vonoprazan will receive marketing approval in the United States.

We may not be successful in our efforts to expand our pipeline by identifying and successfully developing vonoprazan for additional indications and formulations. We may expend our limited resources to pursue a particular indication or formulation for vonoprazan and fail to capitalize on product candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success.

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

For example, we believe vonoprazan may be suitable for use on a continuous (or daily) basis for the management of NERD and in February 2022 commenced a Phase 3 trial for vonoprazan daily-dosing for NERD. In addition, we believe the rapid onset of action of vonoprazan may enable on-demand, or as needed, use for the management of NERD. However, two Phase 3 clinical trials of vonoprazan in Japanese patients with endoscopically confirmed NERD conducted by Takeda did not demonstrate a statistically significant difference in symptom scores between vonoprazan and placebo. We believe that this result may be due to patient selection. In addition, Takeda conducted a Phase 2 clinical trial in Europe in 256 patients with NERD who were partial responders to high dose PPIs. Patients were randomized to receive vonoprazan 20 mg, vonoprazan 40 mg, or esomeprazole 40 mg for four weeks. Neither vonoprazan dose demonstrated a benefit versus esomeprazole on the primary endpoint of the percentage of heartburn free days over the treatment period. We believe this result may also be due to patient selection. Specifically, the above trials may not have been adequately designed to achieve appropriate patient selection. We may be incorrect in our beliefs regarding the results of such trials and any future clinical trials we conduct in NERD patients may not succeed for similar or other reasons, including as a result of our design and enrollment criteria.

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

We enrolled patients in Europe in our erosive esophagitis and H. pylori trials, and we may conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States and not subject to an IND, acceptance of this data is subject to certain conditions imposed by the FDA. For example, where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the United States population and United States medical practice; the trials were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Similar requirements may apply in foreign jurisdictions.

For trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCP and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such trials not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the trial design or protocol for a non-United States clinical trial was inadequate, which could require us to conduct additional clinical trials. In addition, such foreign trials would be subject to the applicable local laws of the foreign regulatory agency and legal requirements where the trials are conducted. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA or comparable regulatory authority does not accept data from our clinical trials of vonoprazan and any future product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of vonoprazan and any future product candidates.

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

From time to time, we or others, such as Takeda, may publicly disclose preliminary or top-line data from clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we or others report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

From time to time, we or others may also disclose interim data from clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, top-line or interim data and final data could significantly harm our business prospects.

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

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA, may also slow the time necessary for new drugs and or modifications to approved drugs or to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We are dependent on third parties to conduct our preclinical and clinical trials, including our completed and ongoing Phase 3 clinical trial of vonoprazan. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties will play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for vonoprazan and any future product candidates that reach clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

CROs, investigators or other third parties may not devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed, or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable regulatory authority concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA or similar marketing application we submit by the FDA or by comparable regulatory authority. Any such delay or rejection could prevent us from commercializing vonoprazan and any future product candidates.

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

We currently rely on Takeda for the manufacture of vonoprazan for clinical development and expect to continue to rely on Takeda, Catalent or other third parties for clinical supplies for the foreseeable future, and we will rely on Takeda, Catalent and other third parties to produce commercial supplies of vonoprazan drug substance and drug product, and on Sandoz for commercial supplies of amoxicillin and clarithromycin for our convenience packs. This reliance on third parties increases the risk that we will not have sufficient quantities of vonoprazan, amoxicillin, and/or clarithromycin, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. Pursuant to the Takeda License, we entered into a clinical manufacturing and supply agreement with Takeda for the supply of vonoprazan for our clinical trials. In addition, we entered into a commercial supply agreement with Takeda for the commercial supply of bulk drug product and/or drug substance, a commercial supply agreement with Catalent for the commercial supply of drug product, and a commercial supply and packaging agreement with Sandoz for commercial supply of amoxicillin, clarithromycin and finished convenience packs containing vonoprazan and one or both of those antibiotics. As a result, we currently rely, and expect to continue to rely, on third parties for the manufacture of vonoprazan and related raw materials for clinical development and commercial supply. If Takeda, Catalent or Sandoz fails to fulfill its obligations under its respective supply agreement(s), or if any of the vonoprazan drug product or drug substance supplied by Takeda or Catalent cannot be utilized due to quality or cGMP or similar concerns, adverse findings during regulatory inspections or other reasons, our development plans and commercialization of vonoprazan, if approved, could be significantly delayed or otherwise adversely affected. The facilities used by Takeda or Catalent to manufacture vonoprazan and by Sandoz to manufacture amoxicillin and clarithromycin and to package the antibiotics and vonoprazan must be approved by the FDA and foreign regulatory authority pursuant to inspections that may be conducted after we submit marketing authorizations to the FDA and comparable foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, Takeda, Catalent and Sandoz for compliance with applicable cGMP or similar requirements. If Takeda, Catalent, Sandoz, or any other third-party manufacturer we contract with in the future, cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over Takeda’s, Catalent’s, Sandoz’s, or any other third-party manufacturer’s ability to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve of facilities of the third-party manufacturer for the manufacture of vonoprazan or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market vonoprazan, if approved. For example, in June 2020, the FDA issued a warning letter to Takeda following a routine inspection of aseptic (sterile) drug product manufacturing at Takeda’s manufacturing facility located in Hikari, Yamaguchi, or the Hikari Facility. Although it is not an aseptic product, Takeda also manufactures vonoprazan drug substance and drug product at the Hikari Facility. The warning letter indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following the inspection and cited significant violations of cGMP for finished aseptic pharmaceuticals. Due to the issues relating to the Hikari Facility, we did not include the Hikari Facility, as a contract manufacturing site in the H. pylori NDAs we submitted to FDA in September 2021. In October 2021, the FDA revised the inspection classification of the Hikari Facility to Voluntary Action Indicated, or VAI. Takeda has reported that this revision means the FDA determined that the conditions in the warning letter dated June 2020 have been sufficiently addressed. We have not experienced any clinical supply constraints to date as a result of the issues at the Hikari Facility, and we currently do not expect these issues will have an effect on our ongoing or future clinical trials or commercial supplies. Our failure, or Takeda’s, Catalent’s. Sandoz’s or any other third-party manufacturer’s failure, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Furthermore, Takeda may choose to prioritize the manufacture of vonoprazan for its markets over the manufacture of vonoprazan for our licensed markets.

Our or Takeda’s, Catalent’s or Sandoz’s failure, or the failure of any future third-party manufacturer, to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

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

Vonoprazan and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. Moreover, there may be a limited number of manufacturers that operate under cGMP or similar regulations and that might be capable of manufacturing for us

Any performance failure on the part of Takeda, Catalent, Sandoz or any future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of vonoprazan and any future product candidates. If Takeda, Catalent, or Sandoz cannot perform as agreed, we may be required to replace them and we may be unable to replace them on a timely basis or at all. Further, Takeda, Catalent, Sandoz and any other third-party manufacturers we may use may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health emergencies such as the COVID-19 outbreak. If Takeda, Catalent, Sandoz or other third-party manufacturers were to encounter any manufacturing or shipping difficulties or delays due to these factors, our ability to provide vonoprazan to patients in clinical trials, or to provide product for treatment of patients if approved, would be jeopardized.

Our current and anticipated future dependence upon others for the manufacture of vonoprazan or any future product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Our reliance on third parties, including Takeda and Catalent, requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we currently rely on Takeda and Catalent to manufacture vonoprazan and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, consulting agreements or other similar agreements with our advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Following potential approval of vonoprazan or any future product candidates, the FDA, EMA or other comparable regulatory authority may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA and comparable regulatory authorities may also require a REMS or similar risk management measures as a condition of approval of vonoprazan or any future product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves vonoprazan or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and similar requirements and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of vonoprazan and any future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, may be subject to enforcement action, and we may not achieve or sustain profitability.

For instance, the EU has adopted the Clinical Trials Regulation, or CTR, in April 2014, which will become applicable on 31 January 2022. The CTR will be directly applicable in all EU member states, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The extent to which ongoing clinical trials will be governed by the CTR will depend on when the CTR becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the CTR becomes applicable the CTR will at that time begin to apply to the clinical trial. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

Additionally, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the European Commission by the end of 2022. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024) may have a significant impact on the biopharmaceutical industry in the long term.

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
•
the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling or comparable approved labeling;
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

If following commercialization of vonoprazan (or any future product candidates, if approved) we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we successfully commercialize vonoprazan and any future product candidates, if approved, we will likely participate in governmental programs, such as Medicaid, that impose extensive drug price reporting and payment obligations on pharmaceutical manufacturers.

Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Under the Medicaid Drug Rebate Program, or MDRP, as a condition of having federal funds being made available to the states for covered outpatient drugs under Medicaid, pharmaceutical manufacturers must enter into an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of covered outpatient drug dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid drug rebates are based on pricing data that pharmaceutical manufacturers report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services, or CMS, which is the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price, or AMP, for each drug and, in the case of innovator products, the Best Price, or BP, which represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. If a manufacturer becomes aware that its MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, the manufacturer must resubmit the corrected data for up to three years after those data originally were due. If a manufacturer fails to provide information timely or is found to have knowingly submitted false information to the government, the manufacturer may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program, or the 340B program, in order for federal funds to be available for the manufacturer’s drugs under Medicaid. The 340B program is administered by the Health Resources and Services Administration, or HRSA, and requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered drugs used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Manufacturers must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B‑eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

In order to be eligible to have drug products paid for with federal funds under Medicaid and purchased by certain federal agencies and grantees, a manufacturer must also participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under the VA/FSS program, a manufacturer must report the Non-Federal Average Manufacturer Price, or Non-FAMP, for its covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). The manufacturer must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered by manufacturers in taking such increases, wholesale acquisition cost disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information. If we are found to have violated state law requirements, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by pharmaceutical manufacturers, governmental or regulatory agencies, and the courts, which can change and evolve over time. Such pricing calculations and reporting, along with any necessary restatements and recalculations, could increase costs for complying with the laws and regulations governing the MDRP and other governmental programs, and under the MDRP could result in an overage or underage in Medicaid rebate liability for past quarters. Price recalculations under the MDRP also may affect the ceiling price at which manufacturers are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of ASP, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid for our covered outpatient drugs. We cannot assure you that our submissions will not be found to be incomplete or incorrect.

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

We are aware of one other P-CAB in development in the United States, as well as a number of other P-CABs in territories outside of the United States that, if developed and approved in our territories, may compete with vonoprazan. In the United States, Neurogastrx intends to commence a Phase 3 erosive esophagitis trial for fexuprazan, under an exclusive license from Daewoong Pharmaceutical Co., Ltd., or Daewoong, sometime in 2022. Outside the United States, Daewoong recently received regulatory approval of, and plans for a first half of 2022 launch for fexuprazan in South Korea, and has out-licensed rights to develop fexuprazan in China to Shanghai Haini, a subsidiary of China’s Yangtze River Pharmaceutical Group. Also, outside the United States, revaprazan is marketed by Yuhan Corporation in South Korea, tegoprazan is marketed by CJ Healthcare Corp. in South Korea and is currently in development in Japan by RaQualia Pharma, Inc. Additionally, Jeil Pharm has received authorization to conduct a Phase 3 trial in South Korea of its P-CAB candidate, JP-1366, in erosive esophagitis, and Cinclus Pharma AG’s linaprazan glurate has completed a Phase 1 clinical trial in Europe and is currently in Phase 2 clinical trials. To our knowledge, none of these compounds have demonstrated superiority to PPIs on clinical endpoints.

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

We currently have a limited marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.

We have limited internal marketing, sales or distribution capabilities, and we have never commercialized a product. If vonoprazan or any future product candidates ultimately receive regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We plan to independently commercialize vonoprazan in the United States by building a leading specialty gastroenterology commercial infrastructure to support the adoption of vonoprazan and we plan to seek one or more partners with existing commercial infrastructure and expertise in Europe and Canada. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a marketing and sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team.

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
•
the cost of manufacturing vonoprazan or any future product candidates, which may vary depending on the quantity of production and the terms of our agreements with Takeda, Catalent, Sandoz and any future third-party manufacturers;
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

The COVID-19 pandemic continues to impact worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, including our CROs, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. In March 2020, due to efforts to combat the COVID-19 pandemic, we announced a temporary pause in randomization of new patients in our Phase 3 trials and did not recommence randomizations in either trial until June 2020. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of new variants of COVID-19 and the measures taken by the governments of countries affected could, in addition to disrupting our clinical trials, disrupt the supply chain and the manufacture or shipment of drug substance and finished drug product of vonoprazan for use in our clinical trials or in commercial distribution, which could delay our ongoing clinical trials and increase development costs, or impair our ability to successfully commercialize vonoprazan following regulatory approval, and in either case have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and all of our obligations under our indebtedness are secured by substantially all of our assets, excluding our intellectual property and certain other assets. If we default on these obligations, our lenders could foreclose on our assets.

In September 2021, we entered into the Loan Agreement with Hercules. We borrowed $100.0 million at the inception of the Loan Agreement and may be eligible to borrow up to an additional $100.0 million. All obligations under the Loan Agreement are secured by a first priority lien on substantially all of our assets, including intellectual property and certain other assets. As a result, if we default on any of our obligations under the Loan Agreement, Hercules could foreclose on its security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

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

The Loan Agreement contains customary affirmative and negative covenants that limit our ability to engage in certain transactions that may be in our long-term best interest. The affirmative covenants include, among others, covenants requiring us to maintain certain levels of cash subject to a control agreement in favor of Hercules, and commencing on May 15, 2023, certain levels of trailing three-month net product revenue from the sale of vonoprazan and products containing vonoprazan, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding our operating accounts. The negative covenants include, among others, limitations on our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our current senior management team and our development personnel. The loss of services of any of these individuals or personnel could delay or prevent the successful development of our product pipeline, completion of our ongoing clinical trials, initiation or completion of future clinical trials, or the commercialization of vonoprazan or any other future product candidates. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

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

We have substantially increased our organization from forty-seven full-time employees in December 2020 to seventy-three full-time employees as of December 31, 2021. As we continue development and pursue the potential commercialization of vonoprazan and any future product candidates, as well as function as a public company, we will continue to expand our marketing, sales, financial, regulatory, and manufacturing capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize vonoprazan and any future product candidates and to compete effectively will depend, in part, on our ability to manage our recent substantial growth and any future growth effectively.

We are subject to various foreign, federal, and state healthcare laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include, but are not limited to:

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
•
the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) , certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives)and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities.

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

Since its enactment, there have been judicial and political challenges to certain aspects of the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. At the federal level, such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation.

The likelihood of implementation of these and other reform initiatives is uncertain. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

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

We face an inherent risk of product liability as a result of the clinical trials of vonoprazan and any future product candidates and will face an even greater risk if we obtain regulatory approval for and commercialize vonoprazan or any future product candidates. For example, we may be sued if vonoprazan or any future product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the CCPA on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. It provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

In Europe, GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. In 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States called the Privacy Shield, but in July 2020 the Court of Justice of the EU, or the CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses, or SCCs. While the CJEU upheld the adequacy of the SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The revised SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Our internal computer systems, or those of any of our CROs, manufacturers, service providers, other contractors or consultants or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data. Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other service providers, contractors, consultants and collaborators are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the increased number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as GDPR), it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture vonoprazan and any future product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of vonoprazan and any future product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws.

Our employees and independent contractors, including principal investigators, CROs, consultants and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate: (i) the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies, (ii) manufacturing standards, including cGMP and similar requirements, or (iii) federal and state healthcare, security, fraud and abuse laws, data privacy and security laws, and other similar non-U.S. laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We could face criminal liability and other serious consequences for violations, which could harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We have engaged, and may engage in the future, third parties for clinical trials outside of the United States, and may engage third parties to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. Our common stock has a limited trading history and the market price has fluctuated widely, and may in the future fluctuate widely, depending upon many factors such as those discussed in this “Risk Factors” section and many others, some of which are beyond our control, including the following:

•
a relatively low-volume trading market for our shares of common stock that could cause trades of small blocks of shares to have a significant impact on the price of our shares of common stock;
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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own a majority of our outstanding common stock. As a result, such persons acting together have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

As of December 31, 2021, up to 14,646,341 shares of common stock that are either subject to outstanding options, warrants or other rights or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Further, we filed a registration statement, which became effective on November 17, 2020, registering the resale of up to 14,499,416 shares of common stock held by Takeda and Frazier Life Sciences IX, L.P., or Frazier, including all shares of our common stock underlying the Takeda Warrant. As a result, Takeda and Frazier are each able to freely sell some or all of their shares of our common stock. Any sales by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we are in the process of implementing additional financial and management controls, reporting systems and procedures; and hiring additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because we, like many other biotechnology and pharmaceutical companies, have recently experienced significant stock price volatility. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

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

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “PHAT” since our initial public offering on October 25, 2019, which was completed at a price to the public of $19.00 per share. Prior to our initial public offering, there was no public market for our common stock.

Holders of Common Stock

As of February 24, 2022, there were 31,712,742 shares of our common stock outstanding held by approximately 52 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

As of December 31, 2021 the net proceeds from our initial public offering and follow on offering have been applied as follows: $151.7 million toward the clinical development of vonoprazan and $79.7 million towards working capital and general corporate purposes. As of December 31, 2021, we have used all of the net proceeds from our IPO of approximately $191.5 million.

Issuer Repurchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a late clinical-stage biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our initial product candidate, vonoprazan, is an oral small molecule P-CAB. P-CABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan has shown rapid, potent, and durable anti-secretory effects and has demonstrated clinical benefits over the current standard of care as a single agent in the treatment of gastroesophageal reflux disease, or GERD, and in combination with antibiotics for the treatment of H. pylori infection. Takeda developed vonoprazan and has received marketing approval in numerous countries in Asia and Latin America as well as Russia. Vonoprazan generated approximately $850 million in net sales in its seventh full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda.

In 2021 we reported topline data from two pivotal Phase 3 clinical trials for vonoprazan: one for the treatment of H. pylori infection (PHALCON-HP), and a second for the treatment of erosive GERD (PHALCON-EE), also known as erosive esophagitis, or EE. In April 2021, we reported positive topline data from PHALCON-HP, and in October 2021, we reported positive topline data from PHALCON-EE. In September 2021, we submitted two new drug applications (NDAs) for treatment regimens containing vonoprazan for the treatment of H. pylori, and in November 2021, the U.S. Food and Drug Administration, or FDA, accepted both NDAs for filing, granted each of them Priority Review, and assigned us a Prescription Drug User Fee Act (PDUFA) action date in May 2022. Based on the results of the PHALCON-EE trial, we expect to submit an NDA for vonoprazan for the treatment of erosive esophagitis in March 2022. In August 2019, we received Qualified Infectious Disease Product, or QIDP, and Fast Track designations from the FDA, for vonoprazan tablets in combination with amoxicillin tablets and clarithromycin tablets and with amoxicillin tablets alone for the treatment of H. pylori infection. In January 2021 and May 2021, respectively, we received additional Fast Track and QIDP designations to include amoxicillin capsules in addition to amoxicillin tablets. QIDP designation provides a potential extension of any regulatory exclusivity awarded, if approved. We have also initiated development of vonoprazan for the treatment of NERD. In February 2022, we commenced enrollment of patients in a Phase 3 trial studying vonoprazan, dosed on a once-daily basis, for the treatment of NERD with topline data expected in 2023. Also in February 2022, we reported positive topline data from a Phase 2 trial studying vonoprazan for on-demand treatment of NERD.

If approved, we plan to independently commercialize vonoprazan in the United States. We also plan to seek commercial partnerships for vonoprazan in Europe and Canada, expand development of vonoprazan into other indications, dosing regimens and alternative formulations and packaging, and in-license or acquire additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, conducting our Phase 3 clinical trials of vonoprazan, preparing applications for regulatory approval for vonoprazan and preparing for a potential commercial launch. Our operations to date have been funded primarily through the issuance of convertible promissory notes, commercial bank debt, the proceeds from our initial public offering and our follow-on public offering. From our inception through December 31, 2021, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes, $100.0 million of debt, net proceeds from our initial public offering of $191.5 million from the sale of 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share, after deducting underwriting discounts, commissions and offering costs, and net proceeds of $88.6 million from the sale of 2,250,000 shares of common stock at a public offering price of $39.48 per share after deducting underwriting discounts and commissions, and an additional $0.2 million in offering costs. As of December 31, 2021, we had cash and cash equivalents of $183.3 million. Based on our current operating plan, and subject to the potential delays and cost increases resulting from the evolving COVID-19 pandemic, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our Loan Agreement with Hercules will be sufficient to fund our operations into the middle of 2023.

We do not have any products approved for sale and have incurred net losses since our inception. Our net losses for the years ended December 31, 2021 and 2020 were $143.9 million and $129.1 million, respectively. As of December 31, 2021, we had an accumulated deficit of $529.4 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance vonoprazan through clinical trials, seek regulatory approval for vonoprazan, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for vonoprazan, protect our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

We have never generated any revenue and do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for vonoprazan. Accordingly, until such time as we can generate significant revenue from sales of vonoprazan, if ever, we expect to finance our cash needs through equity offerings, our Loan Agreement, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, and this risk could be exacerbated by the impact of COVID-19 on global economic conditions. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Interest Income

Interest income consists of interest on our money market funds.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$72,338	$98,148	$(25,810)
General and administrative	62,742	27,517	$35,225
Total operating expenses	135,080	125,665	9,415
Loss from operations	(135,080)	(125,665)	(9,415)
Other income (expense):
Interest income	41	1,091	(1,050)
Interest expense	(6,788)	(4,581)	(2,207)
Change in fair value of warrant liabilities	—	95	(95)
Other income (expense)	(2,056)	(8)	(2,048)
Total other income (expense)	(8,803)	(3,403)	(5,400)
Net loss	$(143,883)	$(129,068)	$(14,815)

Research and Development Expenses. Research and development expenses were $72.3 million and $98.1 million for the years ended December 31, 2021 and 2020, respectively. The decrease of $25.8 million consisted of $41.1 million of clinical trial costs, $0.7 million of consulting expenses, and $0.9 million of other operating expenses partially offset by an increase of $6.5 million of chemistry manufacturing and controls, or CMC, costs related to vonoprazan, $6.3 million of personnel-related expenses and $4.1 million of expenses related to regulatory requirements.

General and Administrative Expenses. General and administrative expenses were $62.7 million and $27.5 million for the years ended December 31, 2021 and 2020, respectively. The increase of $35.2 million was due to increases of $17.2 million in personnel-related expenses, $15.7 million of professional services expenses for commercial, medical affairs and other services, $1.1 million in consulting fees and $1.2 million in other expenses. Due to the planned continued buildout of administrative and commercial functions, we expect General and Administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $8.8 million for the year ended December 31, 2021 consisted of $6.8 million of interest expense and $2.0 million of charges related to early extinguishment of debt. Other expense of $3.4 million for the year ended December 31, 2020 consisted of $4.6 million of interest expense on outstanding commercial bank debt, partially offset by $1.1 million of interest income and $0.1 million of other income related to the decrease in the fair value of warrant liabilities.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2021, we had cash and cash equivalents of $183.3 million.

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

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million (the “Term Loan”) under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100.0 million, all of which was funded on the Closing Date (the “First Advance”), (ii) a second tranche consisting of up to an additional $50.0 million, which became available to us upon achievement of the protocol-specified primary efficacy endpoints in our Phase 3 trial studying vonoprazan for the healing and maintenance of healing of erosive esophagitis with acceptable safety data, such that the results support the submission of a New Drug Application (“NDA”) or supplemental NDA without the need to conduct another Phase 3 study and will be available, if specified conditions are met, through December 15, 2022, (iii) a third tranche consisting of an additional $25.0 million, which will become available to us upon the achievement of (a) FDA approval of our NDA for vonoprazan and amoxicillin, or its NDA for vonoprazan, amoxicillin and clarithromycin, in each case for an indication relating to the treatment of H. pylori with an approved indication on the claim that is generally consistent with that sought in our NDA submission; and (b) filing of an NDA or supplemental NDA for vonoprazan for indications relating to the healing and maintenance of healing of erosive esophagitis (milestones (a) and (b), together, the “Second Performance Milestone”), and will be available, if specified conditions are met, through September 30, 2023, and (iv) a fourth tranche consisting of up to an additional $25.0 million, which will be available, if specified conditions are met, through March 31, 2024, upon achievement of the Second Performance Milestone. We intend to use the proceeds of the Term Loan advances for working capital and general corporate purposes. In addition, approximately $54 million of the proceeds from the First Advance was used to satisfy in full and retire our indebtedness under its previously outstanding credit facility with Silicon Valley Bank (the “SVB Term Loan”).

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

At-the-Market-Offering

On November 10, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $125.0 million through the Sales Agent, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 which was filed on November 10, 2020 and declared effective by the SEC on November 16, 2020. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. There were no sales of our common stock under the ATM Offering for the year ended December 31, 2021.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our Loan Agreement with Hercules will be sufficient to fund our operations into the middle of 2023. We expect such current cash and cash equivalents, when combined with our anticipated borrowing ability, will allow us to complete our ongoing Phase 3 clinical trial studying vonoprazan for NERD (daily dosing), and, if approved, launch vonoprazan for H. pylori and erosive esophagitis.. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Including our existing cash and cash equivalents, we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under the Loan Agreement with Hercules will be sufficient to meet our anticipated cash requirements into the middle of 2023.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	$ Change
Net cash provided by (used in):
Operating activities	$(148,617)	$(69,688)	$(78,929)
Investing activities	(328)	(1,040)	712
Financing activities	44,708	114,459	(69,751)
Net increase (decrease) in cash	$(104,237)	$43,731	$(147,968)

Operating Activities

Net cash used in operating activities was approximately $148.6 million and $69.7 million for the years ended December 31, 2021 and 2020, respectively. The net cash used in operating activities for the year ended December 31, 2021 was due to approximately $121.1 million spent on ongoing research and development and general and administrative activities and a $27.5 net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $28.1 million decrease in accounts payable and accrued expenses (including clinical trial expenses) in support of the growth in our operating activities, partially offset by a $0.6 million decrease in prepaid assets. The net cash used in operating activities for the year ended December 31, 2020 was due to approximately $121.4 million spent on ongoing research and development and general and administrative activities, partially offset by a $51.7 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $8.0 million decrease in prepaid clinical activities, and a $43.9 million increase in accounts payable and accrued expenses in support of the growth in our operating activities, partially offset by a $0.2 million increase in other long-term assets.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2021 and 2020 was primarily due to the cash we paid for acquiring property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $44.7 million, due to $96.9 million of net proceeds from the loan agreement with Hercules and $1.9 million of proceeds related to stock option exercises partially offset by the $54.1 million repayment of the SVB Term Loan. Net cash provided by financing activities for the year ended December 31, 2020 was $114.4 million, due to $88.8 million of proceeds from our underwritten public offering, $25.0 million of proceeds from our commercial bank debt, and $0.6 million of proceeds related to stock option exercises during the year.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Total debt, including interest and final payment fee (1)	$146,772	$5,704	$23,208	$117,860	$—
Minimum operating lease payments	$1,890	503	1,045	342	—
Total	$148,662	$6,207	$24,253	$118,202	$—

(1) Our outstanding long-term debt bears interest at a variable rate. The interest amounts included herein are based on the interest rate in effect as of December 31, 2021.

In addition to the contractual obligations summarized above, on May 5, 2020, we entered into a Commercial Supply Agreement with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product. We incurred $1.8 million and $0.3 million of expenses related to the Commercial Supply Agreement during the years ended December 31, 2021 and 2020, respectively. We have an estimated remaining minimum purchase obligation of approximately $0.4 million related to this agreement. As of December 31, 2021, we are unable to estimate the timing of future expenses and, therefore, any related payments are not included in the table above.

Additionally, on December 30, 2020, we entered into a Supply and Packaging Services Agreement with Sandoz, pursuant to which Sandoz has agreed to supply commercial quantities of amoxicillin capsules and clarithromycin tablets, to package these antibiotics with vonoprazan, in finished convenience packs, and to supply us with these convenience packs. The supply agreement commits the Company to a minimum purchase obligation of approximately $3.8 million during the first 24-month period following the launch of the final product. As of December 31, 2021, we are unable to estimate the timing of future expenses and, therefore, any related payments are not included in the table above. We have not incurred any expenses under the agreement during the year ended December 31, 2021.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis with forfeitures recognized as they occur. We use the Black-Scholes valuation model to determine the fair value of our stock awards. Through December 31, 2021, our stock-based compensation expense consisted of recognized fair value related to our issuance of restricted stock awards, for which the fair value is determined based on the fair value of the underlying common stock, stock options, and ESPP awards.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data

The financial statements required pursuant to this item are incorporated by reference herein from the applicable information included in Item 15 of this annual report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be set forth in the section headed “Executive Compensation and Other Information” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the section headed “Certain Relationships and Related Person Transactions,” “Board Independence” and “Committees of the Board of Directors” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the section headed “Independent Registered Public Accountants’ Fees” in our Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

None.

Phathom Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Phathom Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Phathom Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Iselin, New Jersey

March 1, 2022

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(in thousands, except share and par value amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$183,259	$287,496
Prepaid expenses and other current assets (including related party amounts of $0 and $82, respectively)	3,267	3,872
Total current assets	186,526	291,368
Property, plant and equipment, net	650	986
Operating lease right-of-use assets	1,914	2,373
Other long-term assets	341	384
Total assets	$189,431	$295,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $1,343 and $173, respectively)	$5,150	$16,782
Accrued clinical trial expenses	1,402	19,997
Accrued expenses (including related party amounts of $2,330 and $734, respectively)	11,405	10,606
Accrued interest	477	312
Current portion of long-term debt	—	7,353
Operating lease liabilities, current	487	474
Total current liabilities	18,921	55,524

Long-term debt, net of discount	89,671	39,634
Operating lease liabilities	1,183	1,557
Other long-term liabilities	7,500	4,125
Total liabilities	117,275	100,840

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; authorized shares —400,000,000 at December 31, 2021 and 2020; issued shares— 31,656,035 and 31,262,769 at December 31, 2021 and 2020, respectively; outstanding shares— 30,511,226 and 28,516,010 at December 31, 2021 and 2020, respectively	3	3
Additional paid-in capital	601,523	579,755
Accumulated deficit	(529,370)	(385,487)
Total stockholders’ equity	72,156	194,271
Total liabilities and stockholders’ equity	$189,431	$295,111

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Operating expenses:
Research and development (includes related party amounts of $4,933 and $2,812, respectively)	$72,338	$98,148
General and administrative (includes related party amounts of $18 and $157, respectively)	62,742	27,517
Total operating expenses	135,080	125,665

Loss from operations	(135,080)	(125,665)

Other income (expense):
Interest income	41	1,091
Interest expense	(6,788)	(4,581)
Change in fair value of warrant liabilities	—	95
Other (expense)	(2,056)	(8)
Total other income (expense)	(8,803)	(3,403)
Net loss and comprehensive loss	$(143,883)	$(129,068)
Net loss per share, basic and diluted	$(3.89)	$(3.88)
Weighted-average shares of common stock outstanding, basic and diluted	37,002,959	33,228,158

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	24,728,258	$2	$484,372	$(256,419)	$227,955
Conversion of Lender Warrants into equity	—	—	318	—	318
Issuance of common stock in connection with underwritten public offering, net	2,250,000	—	88,596	—	88,596
Issuance of common stock from exercise of stock options	48,263	—	629	—	629
Vesting of restricted shares	1,489,489	1	—	—	1
Stock-based compensation	—	—	5,840	—	5,840
Net loss	—	—	—	(129,068)	(129,068)
Balance at December 31, 2020	28,516,010	$3	$579,755	$(385,487)	$194,271
Issuance of common stock from exercise of stock options	107,583	—	1,944	—	1,944
Issuance of common stock from exercise of warrants	228,696	—	—	—	—
401(k) matching contribution	26,750	—	903	—	903
Vesting of restricted shares	1,601,950	—	—	—	—
Stock-based compensation	—	—	16,812	—	16,812
ESPP shares issued	30,237	—	819	—	819
Issuance of warrants	—	—	1,290	—	1,290
Net loss	—	—	—	(143,883)	(143,883)
Balance at December 31, 2021	30,511,226	$3	$601,523	$(529,370)	$72,156

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(143,883)	$(129,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	521	323
Stock-based compensation	16,812	5,840
Issuance of PIK interest debt	990	—
Amortization of debt discount	3,595	1,273
Change in fair value of warrant liabilities	—	(95)
Other	823	322
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes related party amounts of $82 and $(82), respectively)	605	7,963
Accounts payable and accrued expenses (includes related party amounts of $2,766 and $399, respectively)	(9,791)	24,009
Accrued clinical trial expenses	(18,595)	19,997
Accrued interest	165	156
Operating right-of-use asset and lease liabilities	98	(205)
Other long-term assets	43	(203)
Net cash used in operating activities	(148,617)	(69,688)

Cash flows from investing activities
Cash paid for property, plant and equipment	(328)	(1,040)
Net cash used in investing activities	(328)	(1,040)

Cash flows from financing activities
Proceeds from underwritten public offering, net	—	88,830
Proceeds from issuance of common stock from exercise of stock options	1,944	629
Repayment of long-term debt	(54,125)	—
Net proceeds from issuance of long-term debt	96,889	25,000
Net cash provided by financing activities	44,708	114,459
Net increase (decrease) in cash and cash equivalents	(104,237)	43,731
Cash and cash equivalents – beginning of period	287,496	243,765
Cash and cash equivalents – end of period	$183,259	$287,496

Supplemental disclosure of cash flow information
Interest paid	$4,069	$3,464
Supplemental disclosure of noncash investing and financing activities
Issuance of common stock warrants in connection with long-term debt	$1,290	$—
Property and equipment purchases included in accounts payable and accrued expenses	$2	$145
Final interest payment fee	$7,500	$2,063
Settlement of ESPP liability in common stock	$819	$—
Settlement of 401(k) liability in common stock	$903	$—
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,396
Conversion of Lender Warrants into Equity	$—	$318
Underwritten public offering costs included in accounts payable and accrued expenses	$—	$234

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Notes to Financial Statements

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Phathom Pharmaceuticals, Inc., or the Company or Phathom, was incorporated in the state of Delaware in January 2018. The Company is a late clinical-stage biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal diseases. The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

Liquidity and Capital Resources

From inception to December 31, 2021, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial product candidate, vonoprazan, meeting with regulatory authorities, managing the Phase 3 clinical trials of vonoprazan, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development and preparation for commercialization of vonoprazan. From inception to December 31, 2021, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, the sale of 10,997,630 shares of common stock for net proceeds of approximately $191.5 million in its 2019 IPO and the sale of 2,250,000 shares of common stock for net proceeds of approximately $88.6 million in its December 2020 follow-on public offering.

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

Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, if needed, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Use of Estimates

The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses, and the valuation of warrant liabilities and various other equity instruments. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, are classified within the Level 1 designation discussed above, while prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Warrant liabilities are recorded at fair value on a recurring basis.

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The warrant liabilities consist of warrants, or the Lender Warrants, issued in connection with a loan and security agreement, or the SVB Loan Agreement, for commercial bank debt (see Note 6). The Lender Warrants were accounted for as liabilities as they contained a holder put right under which the lenders could have required the Company to pay cash in exchange for the Lender Warrants. The fair value of the Lender Warrants was estimated on the date of grant using the Black-Scholes option-pricing model with an expected term equal to the remaining contractual term of the warrants. The Company estimates its expected stock volatility based on the historical volatility of a set of peer companies, which are publicly traded, and expects to continue to do so until it has adequate historical data regarding the volatility of its own publicly-traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. When the Company drew down the Term Loan B under the SVB Loan Agreement in March 2020 (see Note 6), the Lenders’ put right expired, and the Company recorded a final fair value adjustment and reclassified the Lender Warrants balance of $0.3 million to additional paid-in-capital.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liabilities
Balance at December 31, 2019	$413
Change in fair value	(95)
Reclassification of Lender Warrants into equity (Note 6)	(318)
Balance at December 31, 2020	$—

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through December 31, 2021.

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

The Company also maintains an employee stock purchase program, or ESPP, under which it may issue shares. The Company estimates the fair value of stock options and shares that will be issued under the ESPP using the Black-Scholes valuation model, which requires the use of estimates. The Company recognizes stock-based compensation cost for shares that it will issue under the ESPP on a straight-line basis over the requisite service period of the award.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company included 7,588,000 shares of common stock under its warrant, or the Takeda Warrant, issued to Takeda Pharmaceutical Company Limited, or Takeda, in connection with a May 2019 license agreement (see Note 4) in the calculation of basic weighted-average common shares outstanding from the time it became exercisable at the Company’s IPO because the Takeda Warrant is exercisable for little consideration. During the year ended December 31, 2021, Takeda Warrants were exercised to purchase 228,696 shares of common stock. As of December 31, 2021, Takeda Warrants to purchase 7,359,304 shares of common stock remains exercisable. For the years ended December 31, 2021 and 2020, the Company has excluded weighted-average unvested shares of 1,939,252 and 3,424,676, respectively, from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, which simplifies the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2020 on a prospective basis, and early adoption is permitted. The Company adopted this guidance effective January 1, 2021, and the adoption did not have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments. There were no new material accounting standards issued or adopted in year of 2021 that impacted the Company.

2. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	Years Ended December 31,
	2021	2020
Computer equipment and software	$646	$516
Furniture and fixtures	780	747
Leasehold improvements	76	54
	1,502	1,317
Less: accumulated depreciation	(852)	(331)
Total property, plant and equipment, net	$650	$986

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was approximately $0.5 million and $0.3 million, respectively. No property, plant or equipment was disposed of during the years ended December 31, 2021 and 2020.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Years Ended December 31,
	2021	2020
Accrued research and development expenses	$3,165	$4,864
Accrued compensation expenses	6,344	4,587
Accrued professional & consulting expenses	1,855	1,123
Accrued other	41	32
Total accrued expenses	$11,405	$10,606

3. Related Party Transactions

Frazier is a principal stockholder of the Company. The Company has conducted operations within office space controlled by Frazier and Frazier allocated a portion of the costs associated with this office space to the Company. In addition, Frazier paid for various goods and services, such as employee wages, insurance and expense reimbursements and various administrative services associated with the operations of the Company and charged the Company for those expenses. As of December 31, 2021 and 2020, the Company had outstanding accounts payable and accrued expenses due to Frazier in the amount of $0 and $35,000, respectively, related to these shared operating expenses. For the years ended December 31, 2021 and 2020, the Company incurred $18,000 and $0.2 million, respectively, of shared operating expenses.

Frazier is a principal stockholder in PCI Pharma Services, or PCI. In the third quarter of 2019, the Company engaged PCI for clinical manufacturing services. As of December 31, 2021 and 2020, the Company had $1.7 million and $0.4 million, respectively, in outstanding accounts payable and accrued expenses related to these manufacturing services. For the years ended December 31, 2021 and 2020, the Company incurred $3.2 million and $2.3 million, respectively, of expenses related to services performed by PCI.

Takeda became a common stockholder of the Company in connection with the May 2019 license agreement (see Note 4). In conjunction with this license, Takeda provides proprietary supplies for the Company’s ongoing clinical development of vonoprazan in addition to the exclusive license for the commercialization of vonoprazan in the United States, Canada and Europe. As of December 31, 2021 and 2020, the Company had $22,000 and $22,000, respectively, in outstanding accounts payable and accrued expenses related to these supply services. The Company did not have any such supply services expenses incurred for the years ended December 31, 2021 and 2020.

On May 5, 2020, the Company entered into a Commercial Supply Agreement, or the Commercial Supply Agreement, with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product or drug substance. Pursuant to the Commercial Supply Agreement, Takeda has agreed to supply the Company with, and the Company has agreed to purchase from Takeda, certain quantities of vonoprazan bulk drug product according to approved specifications at a fixed price per batch of bulk drug product in order to commercialize vonoprazan in accordance with the Takeda License. Unless terminated earlier, the term of the Commercial Supply Agreement extends for a period of two years from the date the Company places an order for bulk drug product or drug substance for the first commercial launch of vonoprazan in any jurisdiction in the licensed territory, provided that this two-year period will expire no later than December 31, 2023. The Commercial Supply Agreement will terminate immediately upon the termination of the Takeda License in accordance with its terms. As of December 31, 2021 and 2020, the Company had $0.7 million and $0.2 million, respectively, in outstanding accounts payable and accrued expenses related to these product costs. For the years ended December 31, 2021 and 2020, the Company incurred $1.8 million and $0.3 million, respectively, of expenses related to the Commercial Supply Agreement. The Company has a remaining minimum purchase obligation of approximately $0.4 million related to this agreement.

In connection with the Takeda License, the Company entered into a temporary services agreement, or the Temporary Services Agreement, with Takeda on November 24, 2020. Pursuant to the Temporary Services Agreement, Takeda agreed to provide or procure the provision of services related to the ongoing clinical development of vonoprazan. The Temporary Services Agreement will terminate immediately upon termination of the Takeda License in accordance with its terms. As of December 31, 2021 and 2020, the Company had $0.2 million and $0.2 million, respectively, in outstanding accounts payable and accrued expenses related to these temporary services. For the year ended December 31, 2021 and 2020, the company incurred $0 and $0.2 million, respectively, of expenses related to the temporary services performed by Takeda.

4. Commitments and Contingencies

License Agreement

On May 7, 2019, the Company entered into a license agreement with Takeda pursuant to which it was granted an exclusive license to commercialize vonoprazan fumarate in the United States, Canada and Europe, or, the Takeda License. The Company also has the right to sublicense its rights under the agreement, subject to certain conditions. The agreement will remain in effect, on a country-by-country and product-by-product basis, until the later of (i) the expiration of the last to expire valid patent claim covering vonoprazan fumarate alone or in combination with at least one other therapeutically active ingredient, (ii) the expiration of the applicable regulatory exclusivity and (iii) 15 years from the date of first commercial sale, unless earlier terminated. The Company may terminate the Takeda License upon six months’ written notice. The Company and Takeda may terminate the Takeda License in the case of the other party’s insolvency or material uncured breach. Takeda may terminate the Takeda License if the Company challenges, or assists in challenging, licensed patents.

In consideration of the Takeda License, the Company (i) paid Takeda $25.0 million in cash, (ii) issued Takeda 1,084,000 shares of its common stock at a fair value of $5.9 million, (iii) issued the Takeda Warrant to purchase 7,588,000 shares of its common stock at an exercise price of $0.00004613 per share at an initial fair value of $47.9 million, and (iv) issued a right to receive an additional common stock warrant, or, the Takeda Warrant Right, should Takeda’s fully-diluted ownership of the Company represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately before the closing of the Company’s IPO, with a nominal initial fair value due to the low probability of issuance. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of the IPO, and no additional warrant was issued. In addition, the Company is obligated to pay Takeda up to an aggregate of $250.0 million in sales milestones upon the achievement of specified levels of product sales, and a low double-digit royalty rate on aggregate net sales of licensed products, subject to certain adjustments. The Company incurred $0.1 million of transaction costs in connection with the Takeda License. The Takeda Warrant has an exercise price of $0.00004613 per share, expires on May 7, 2029 and became exercisable upon the consummation of the IPO. During the year ended December 31, 2021, Takeda Warrants were exercised to purchase 228,696 shares of common stock. As of December 31, 2021, Takeda Warrants to purchase 7,359,304 shares of common stock remains exercisable. Following the October 11, 2019 increase in the Company’s authorized shares of common stock to 50,000,000, the Company recorded a non-cash charge related to the final fair value adjustment of the Takeda Warrants and reclassified the full balance of $144.2 million from warrant liabilities to additional paid-in capital.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of approximately $3.8 million in the first 24-month period following the launch of the final product. The Company has not incurred any expenses under the agreement during the years ended December 31, 2021 and 2020.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

5. Lease Commitments

As of December 31, 2021, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with weighted average remaining lease terms of 3.3 years and 3.7 years, respectively. Both operating leases contain an option to extend the term for one additional five-year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the years ended December 31, 2021 and 2020 was approximately $0.7 million and $0.5 million, respectively.

The following table summarizes supplemental balance sheet information related to the operating leases as of December 31, 2021:

	As of December 31,
	2021	2020
Assets:
Operating lease right-of-use assets	$1,914	$2,373
Total right-of-use assets	1,914	2,373

Liabilities:
Operating lease liabilities, current	487	474
Operating lease liabilities, non-current	1,183	1,557
Total operating lease liabilities	$1,670	$2,031

As of December 31, 2021, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2022	503
2023	516
2024	529
2025	342
Total minimum lease payments	1,890
Less: amount representing interest	(220)
Present value of operating lease liabilities	1,670
Less: operating lease liabilities, current	(487)
Operating lease liabilities	$1,183

Weighted-average remaining lease term (in years)	3.56
Weighted-average incremental borrowing rate	7.25%

Operating cash flows for the years ended December 31, 2021 included $0.7 million in cash payments for operating leases, $0.1 million of which were prepaid lease payments. Operating cash flows for the years ended December 31, 2020 included $0.9 million in cash payments for operating leases, $0.6 million of which were prepaid lease payments.

6. Debt

Total debt consists of the following (in thousands):

December 31, 2021
Long-term debt, current portion	$—
Long-term debt, non-current portion	100,990
Unamortized debt discount	(11,319)
Total debt, net of debt discount	$89,671

On September 17, 2021, or the Closing Date, the Company entered into a Loan and Security Agreement, or, the Loan Agreement, with Hercules Capital, Inc., in its capacity as administrative agent and collateral agent and as a lender, or, in such capacity, the Agent or Hercules, and the other financial institutions that from time to time become parties to the Loan Agreement as lenders, or, collectively, the Lenders.

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million, or the Term Loan, under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100.0 million, all of which was funded to the Company on the Closing Date, or First Advance, (ii) a second tranche consisting of up to an additional $50.0 million, which became available to the Company upon achievement of the protocol-specified primary efficacy endpoints in the Company’s Phase 3 trial studying vonoprazan for the healing and maintenance of healing of erosive esophagitis with acceptable safety data, such that the results support the submission of a New Drug Application, or NDA, or supplemental NDA without the need to conduct another Phase 3 study and will be available, if specified conditions are met, through December 15, 2022, (iii) a third tranche consisting of an additional $25.0 million, which will become available to the Company upon the achievement of (a) FDA approval of the Company’s NDA for vonoprazan and amoxicillin, or its New Drug Application for vonoprazan, amoxicillin and clarithromycin, in each case for an indication relating to the treatment of H. pylori with an approved indication on the claim that is generally consistent with that sought in the Company’s NDA submission; and (b) filing of the Company’s NDA or supplemental NDA for vonoprazan for indications relating to the healing and maintenance of healing of erosive esophagitis, or, milestones (a) and (b), together, the Second Performance Milestone, and will be available, if specified conditions are met, through September 30, 2023, and (iv) a fourth tranche consisting of up to an additional $25.0 million, which will be available, if specified conditions are met, through March 31, 2024, upon achievement of the Second Performance Milestone.

The Company paid a $1.25 million facility charge in connection with closing of the Loan Agreement and would need to pay 0.5% of any advances made under the third and fourth tranches.

The Term Loan will mature on October 1, 2026, or the Maturity Date. The Term Loan bears (i) cash interest at a variable annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25%, or the “Interest Rate”, and (ii) payment-in-kind interest at a per annum rate of interest equal to 3.35%. Phathom may make payments of interest only through October 1, 2024, which may be extended to October 1, 2025, upon the achievement of the Second Performance Milestone on or prior to September 30, 2024 and the condition that no default or event of default exists, and which is further extendable to October 1, 2026, subject to FDA approval of the Company’s NDA (or supplemental NDA) for vonoprazan for an indication relating to the healing and maintenance of healing of erosive esophagitis with an approved indication on the label that is generally consistent with that sought in the Company’s NDA submission (or supplemental NDA submission), or the Third Performance Milestone, on or prior to September 30, 2025 and no default or event of default exists (the “interest only period”). After the interest-only period, the principal balance and related interest will be required to be repaid in equal monthly installments and continuing until the Maturity Date.

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or, each a Term Loan Advance and together, the Term Loan Advances. As of December 31, 2021, the aggregate final payment fee for the first Term Loan Advance of $7.5 million has been recorded as an other long-term liability.

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

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including a financial covenant requiring Phathom to maintain certain levels of cash subject to a control agreement in favor of the Agent (minus accounts payable not paid within 120 days of invoice), or Qualified Cash, and commencing on May 15, 2023, trailing three-month net product revenue from the sale of vonoprazan and products containing vonoprazan. The revenue covenant will be waived at any time in which the Company maintains Qualified Cash equal to at least 60.0% (prior to the Third Performance Milestone), and 35% (following the Third Performance Milestone) of the total outstanding Term Loan principal amount, or the Company’s market capitalization is at least $900.0 million. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by Hercules, as collateral agent. As of December 31, 2021, the Company was in compliance with all applicable covenants under the Loan Agreement.

In connection with the entry into the Loan Agreement, the Company issued to Hercules a warrant, or, the Warrant, to purchase a number of shares of the Company’s common stock equal to 2.5% of the aggregate amount of the Term Loan advances funded, and will issue to Hercules additional warrants when future Term Loan advances are funded. On the Closing Date, the Company issued a Warrant for 74,782 shares of common stock. The Warrant will be exercisable for a period of seven years from the date of issuance at a per-share exercise price equal to $33.43, which was the closing price of the Company’s common stock on September 16, 2021. The Warrant is exercisable any time until September 17, 2028 and had an initial fair value of approximately $1.3 million.

The initial $1.3 million fair value of the Warrant, the $7.5 million final interest payment fee and $3.1 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan.

Future minimum principal and interest payments under the Term Loan, including the final payment fee, as of December 31, 2021 are as follows (in thousands):

Year ending December 31:
2022	$5,704
2023	5,900
2024	17,308
2025	50,912
2026	66,948
Total principal and interest payments	146,772
Less interest and final payment fee	(46,772)
Total term loan borrowings	$100,000

Prior to the Loan Agreement with Hercules, the Company had a loan with SVB and approximately $54.3 million of the proceeds from the First Advance was used to satisfy in full and retire the Company’s indebtedness under the SVB Term Loan with SVB, including accrued interest through the payoff date.

The SVB Term Loan originated on May 14, 2019, when the Company entered into a loan and security agreement with SVB, as administrative and collateral agent, and lenders including SVB and WestRiver Innovation Lending Fund VIII, L.P. The Company borrowed $25.0 million, or Term Loan A, at the inception of the Loan Agreement and an additional $25.0 million, or Term Loan B, on March 16, 2020.

The SVB Term Loan bore interest at a floating rate of the higher of the Wall Street Journal Prime rate plus 1.75% or 7.25%. Under the original SVB Term Loan, the monthly payments consisted of interest-only through May 31, 2021. On March 11, 2020, the Company entered into the first amendment and on March 11, 2021, the Company entered into the second amendment, or together the Amendments, to the SVB Term Loan. Pursuant to the Amendments, the interest-only payment period was initially extended through July 31, 2021, and was further extended until December 31, 2021, after the Company received positive data from its Phase 3 clinical trial in H. pylori infection sufficient to file an NDA with the FDA. The interest-only payment period could have been further extended until November 30, 2022, if the Company would receive positive data from its Phase 3 clinical trial in erosive esophagitis for vonoprazan sufficient to file an NDA with the FDA. Subsequent to the interest-only period, the SVB Term Loan would have been payable in equal monthly installments of principal, plus accrued and unpaid interest through the maturity date of May 1, 2024.

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

During the years ended December 31, 2021 and 2020, the Company recognized $6.8 million and $4.6 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Hercules Loan Agreement and SVB Term Loan. As of December 31, 2021, the Company had outstanding loan balance of $101.0 million and accrued interest of $0.5 million.

7. Stockholders’ Equity

Common Stock

In March 2019, subsequent to the Merger, the Company sold 1,491,072 shares of the Company’s common stock to Frazier.

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending in March 2023. The fair value of the founder shares at the date the repurchase right was granted is being recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of December 31, 2021, 395,321 shares of common stock were subject to repurchase by the Company and the associated repurchase liability was not significant. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

In May 2019, the Company issued Takeda 1,084,000 shares of common stock in connection with the Takeda License.

For the period from January 1, 2019 to May 6, 2019, the Company issued 2,524,852 shares of common stock to various employees and consultants of the Company for aggregate proceeds of approximately $1,000. Upon issuance, these shares were subject to a repurchase option by the Company at the original purchase price of the shares. The repurchase rights generally lapse as to 25% of the shares on the first anniversary of the vesting commencement date, and the repurchase right lapses as to 1/48th of the shares each one-month period thereafter, subject to the purchaser remaining continuously an employee, consultant or director of the Company. In November 2019, the Company repurchased 17,560 shares at the original purchase price for an aggregate purchase price of $5.20. As of December 31, 2021, 749,488 shares remain available for repurchase by the Company and the associated repurchase liability was not significant.

On October 29, 2019, upon completion of the IPO, the Company sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share. The net proceeds were approximately $191.5 million, after deducting underwriting discounts, commissions and offering costs.

In November 2020, the Company entered into an Open Market Sale Agreement, or, the Sales Agreement, with Jefferies LLC, or, the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $125.0 million through the Sales Agent, or, the ATM Offering. Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. No shares were sold under the ATM Offering as of December 31, 2021.

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

A summary of the Company’s unvested shares is as follows:

Balance at December 31, 2020	2,746,759
Share vesting	(1,601,950)
Balance at December 31, 2021	1,144,809

For accounting purposes, unvested shares of common stock are considered issued, but not outstanding until they vest.

Common stock reserved for future issuance consists of the following:

December 31, 2021
Common stock warrants	7,450,532
Stock options and performance-based awards outstanding	4,581,029
Shares available for issuance under the 2019 Incentive Plan	1,772,744
Shares available for issuance under the ESPP Plan	842,036
Balance at December 31, 2021	14,646,341

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of December 31, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan, or the Existing Incentive Plan, provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards to eligible recipients, including employees, directors or consultants of the Company. The Company had 2,231,739 shares of common stock authorized for issuance under the Existing Incentive Plan, of which, 1,400,528 stock options and 16,260 restricted stock awards were granted in 2019. As a result of the adoption of the 2019 Incentive Award Plan, or the 2019 Plan, in October 2019, no further shares are available for issuance under the Existing Incentive Plan.

2019 Incentive Award Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Existing Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Existing Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. As of December 31, 2021, 1,772,744 shares remain available for issuance, which reflects 1,915,300 stock options and performance-based units ("PSU") granted, and 175,430 cancelled or forfeited, during the year ended December 31, 2021 as well as annual increases of 1,250,511 and 1,158,580 shares that were authorized on January 1, 2021 and 2020. An additional 1,582,802 shares were authorized on January 1, 2022.

Performance-based Units

During 2020, the Company granted 220,000 PSUs whereby vesting depends upon the approval by the U.S. Food and Drug Administration, or FDA, of vonoprazan for H. pylori and then, or concurrent with, erosive esophagitis. In 2021, the Company granted an additional 190,050 PSUs to employees. As of December 31, 2021, the PSU milestones had not been achieved. As of December 31, 2021, no related compensation cost had been recognized. The following table summarizes PSU activity under the 2019 Incentive Award Plan during the year ended December 31, 2021.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2020	220,000	$32.48
Granted	190,050	31.80
Vested	—	—
Forfeited	(15,750)	30.63
Unvested balance at December 31, 2021	394,300	$32.23

As of December 31, 2021 there was approximately $12.7 million of related unrecognized compensation cost, which will be recognized upon vesting.

Employee Stock Purchase Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors. As of December 31, 2021, 842,036 shares of common stock remain available for issuance, which reflects 30,237 shares sold to employees during the year ended December 31, 2021 as well as the annual increases of 312,628 and 289,645 shares that were authorized on January 1, 2021 and 2020. No additional shares were authorized in January 2022.

The ESPP is considered a compensatory plan, and the Company recorded related stock-based compensation of $0.4 million and 0.3 million for the year ended December 31, 2021 and 2020, respectively. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2021	2020
Assumptions:
Expected term (in years)	0.69	1.00
Expected volatility	76.25%	76.25%
Risk free interest rate	0.09%	0.15%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards during 2021 and 2020 was $14.66 and $13.66, respectively. As of December 31, 2021, the total unrecognized compensation expense related to the ESPP was $12,000, which is expected to be recognized over a weighted-average period of approximately 0.5 months.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	2,728,742	$21.36	9.10	$34,432
Options granted	1,725,250	37.14
Options exercised and shares vested	(107,583)	18.07
Options cancelled	(159,680)	32.26
Balance at December 31, 2021	4,186,729	$27.53	8.43	$13,973
Options exercisable as of December 31, 2021	1,127,877	19.75	7.91	6,880
Options vested and expected to vest as of December 31, 2021	4,186,729	27.53	8.43	13,973

The aggregate intrinsic value of options exercisable as of December 31, 2021 and 2020 were calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which were $19.67 and $33.22 per share on December 31, 2021 and 2020, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 were approximately $1.7 million and $1.5 million, respectively.

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2021 was $22.20. As of December 31, 2021, the Company had $46.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.6 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2021	2020
Assumptions:
Expected term (in years)	5.93	6.06
Expected volatility	67.46%	65.07%
Risk free interest rate	0.68%	0.51%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations as follows (in thousands):

	Years Ended December 31,
	2021	2020
Research and development expense	$3,838	$1,450
General and administrative expense	12,974	4,390
Total	$16,812	$5,840

8. Income Taxes

For the years ended December 31, 2021 and 2020, the Company did not record a provision for income taxes due to a full valuation against its deferred taxes. A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows (in thousands):

	Years Ended December 31,
	2021	2020
Income taxes computed at the statutory rate	$(30,216)	$(27,105)
Permanent items	1,387	291
Change in fair value of warrants and convertible debt	—	(20)
Research and development credit	(2,950)	(3,047)
Change in valuation allowance	31,783	29,949
Other	(4)	(68)
Provision (benefit) for income taxes	$—	$—

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$60,936	$33,162
Research credits	6,694	3,744
Intangible assets	13,809	14,929
Other	3,996	1,914
Gross deferred tax assets	85,435	53,749
Less valuation allowance	(85,033)	(53,250)
Deferred tax assets, net of valuation allowance	402	499
Deferred tax liabilities:
Other	(402)	(499)
Net deferred tax assets	$—	$—

Based upon the Company’s history of operating losses, the Company is unable to conclude that it is more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for its deferred tax assets as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of approximately $290.1 million and $157.8 million, respectively, which are carried over indefinitely.

As of December 31, 2021, the Company had approximately $0.4 million of state net operating loss carryforwards that begins to expire in 2036.

As of December 31, 2021, the Company has available federal research and development credits of $7.8 million which begin to expire in 2038. The Company has $0.7 million of state research and development credits, some of which, begin to expire in 2025.

The Company has not completed a formal analysis of the potential impact of Section 382 on its deferred tax assets as of December 31, 2021. Until this analysis has been completed, the Company has not adjusted any of its deferred tax assets, including net operating losses or research and development credits. The Company will reassess the amount of net operating losses and credits subject to limitation under Section 382 when a study is complete. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the Company’s effective tax rate.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

	Years Ended December 31,
	2021	2020
Beginning balance	$938	$176
Increases related to prior year tax positions	64	-
Increases related to current year tax positions	702	762
Ending balance	$1,704	$938

As of December 31, 2021, the Company has gross unrecognized tax benefits of $1.7 million, none of which would affect the effective tax rate due to a full valuation allowance. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company's policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company has no accrual for interest or penalties on its balance sheet at December 31, 2021 and has not recognized interest or penalties in its statement of operations for the year ended December 31, 2021.

The Company is subject to taxation in the United States and various states. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception.

9. 401(k) Plan

The Company established a 401(k) savings plan during the year ended December 31, 2020. The Company’s contributions to the plan are discretionary. During the years ended December 31, 2021 and 2020, the Company incurred $0.8 million and $0.3 million, respectively, of expense related to employer contributions, which was based on a 75% match of employees' annual contributions. In January 2021, the Board of Directors approved the annual discretionary match for 2020, which was settled by contributing 8,356 shares. In August 2021, the Board of Directors approved a semi-annual discretionary match for 2021, which was settled by contributing 18,394 shares. In January 2022, the Board of Directors approved a second semi-annual discretionary match for 2021, which was settled by contributing 16,756 shares.

10. Subsequent Events

In February 2022, the Company entered into an operating lease for 6,250 rentable square feet of office space in Florham Park, New Jersey. The lease liability and the corresponding right-of-use asset associated with this lease obligation will be recorded upon the commencement of the lease, or the date in which the underlying asset is made available for use to the Company, which is expected to occur later in 2022.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10-29-19	3.1
3.2	Amended and Restated Bylaws	8-K	9-25-2020	3.1
4.1	Form of Common Stock Certificate	S-1/A	10-15-2019	4.1
4.2	Warrant to purchase shares of common stock issued to Takeda Company Limited, dated May 7, 2019	S-1	9-30-2019	4.2
4.3	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9-30-2019	4.3
4.4	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9-30-2019	4.4
4.5	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10-15-2019	4.5
4.6	Description of Registered Securities				X
10.1#	Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.1
10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.2
10.3#	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.3
10.4#	Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder	S-1/A	10-15-2019	10.4
10.5#	Form of Stock Option Grant Notice and Stock Option Agreement under the Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan	10-Q	8-6-2020	10.3
10.6#	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan	10-Q	8-6-2020	10.4
10.7#	Phathom Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan	S-1/A	10-15-2019	10.5
10.8#	Non-Employee Director Compensation Policy	S-1/A	10-15-2019	10.6
10.9#	Phathom Pharmaceuticals 2020 Bonus Plan	10-Q	5-12-2020	10.1
10.10#	Letter Agreement, dated May 7, 2019, by and between Tadataka Yamada, M.D. and the Registrant	S-1	9-30-2019	10.7

10.11#	Employment Letter Agreement, dated July 21, 2019, by and between David Socks and the Registrant	S-1	9-30-2019	10.8
10.12#	Amended and Restated Employment Letter Agreement, dated September 25, 2019, by and between Azmi Nabulsi, M.D., M.P.H. and the Registrant	S-1	9-30-2019	10.9
10.13#	Employment Letter Agreement, dated June 25, 2020, by and between Todd Branning and the Registrant	8-K	7-13-2020	10.1
10.14#	Form of Indemnification Agreement for Directors and Officers	S-1	9-30-2019	10.11
10.15†	License Agreement, dated May 7, 2019, by and between Takeda Pharmaceuticals Company Limited and the Registrant	S-1	9-30-2019	10.12
10.16	Loan and Security Agreement, dated May 14, 2019, by and among Silicon Valley Bank, WestRiver Innovation Lending Fund VIII, L.P. and the Registrant	S-1	9-30-2019	10.13
10.17	Amendment to the Loan and Security Agreement, dated March 11, 2020, by and among Silicon Valley Bank, WestRiver Innovation Lending Fund VIII, L.P. and the Registrant	10-Q	5-12-2020	10.2
10.18#	Employment Letter Agreement, dated August 29, 2019, by and between Terrie Curran and the Registrant	S-1	9-30-2019	10.14
10.19†	Commercial Supply Agreement, by and between Takeda Pharmaceuticals Company Limited and the Registrant, dated as of April 30, 2020	10-Q	8-6-2020	10.1
10.20†	Amendment No. 1 to Takeda License Agreement, dated September 21, 2020	10-K	3-30-2021	10.20
10.21†	Supply and Packaging Services Agreement, by and between Sandoz GmbH and the Registrant, dated December 30, 2020	10-K	3-30-2021	10.21
10.22	Amendment No. 1 to Commercial Supply Agreement by and between Takeda Pharmaceuticals Company Limited and the Registrant, dated as of December 1, 2020	10-K	3-30-2021	10.22
10.23	Second Amendment to the Loan and Security Agreement, dated March 11, 2021, by and among Silicon Valley Bank, SVB Innovation Credit Fund VIII, L.P. and the Registrant	10-Q	5-11-2021	10.1
10.24	Third Amendment to the Loan and Security Agreement, dated May 26, 2021, by and among Silicon Valley Bank, SVB Innovation Credit Fund VIII, L.P. and the Registrant	10-Q	8-10-2021	10.2

10.25#	Separation and Release Agreement dated June 4, 2021, between the Registrant and Todd Branning	10-Q	8-10-2021	10.3
10.26†	Commercial Supply Agreement with Catalent Pharma Solutions, LLC entered into on July 2, 2021	10-Q	8-10-2021	10.4
10.27#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	8-10-2021	10.5
10.28	Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant	10-Q	11-8-2021	10.1
10.29	Warrant to purchase stock issued to Hercules Capital, dated September 17, 2021	10-Q	11-8-2021	10.2
10.30†	First Amendment to the Supply and Packaging Services Agreement, by and between Sandoz GmbH and the Registrant, dated December 4, 2021				X
23.1	Consent of independent registered public accounting firm				X
24.1	Power of Attorney				X
31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrie Curran Terrie Curran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022

/s/ Anthony Guzzo Anthony Guzzo	Vice President and Chief Accounting Officer (acting Principal Financial Officer)	March 1, 2022

* Michael F. Cola	Director	March 1, 2022

* Heidi Kunz	Director	March 1, 2022

* Asit Parikh, M.D., Ph.D.	Director	March 1, 2022

* David Socks	Director	March 1, 2022

* Mark Stenhouse	Director	March 1, 2022

*By: /s/ Terrie Curran

Terrie Curran, Attorney-in-fact