Form 10-Q
period 2022-03-31
Phathom Pharmaceuticals, Inc.
filed 2022-05-10
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4 2022, the registrant had 39,072,027 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$138,090	$183,259
Prepaid expenses and other current assets	7,651	3,267
Total current assets	145,741	186,526
Property, plant and equipment, net	708	650
Operating lease right-of-use assets	1,795	1,914
Other long-term assets	805	341
Total assets	$149,049	$189,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $82 and $1,343, respectively)	2,858	5,150
Accrued clinical trial expenses	—	1,402
Accrued expenses (including related party amounts of $872 and $2,330, respectively)	7,565	11,405
Accrued interest	481	477
Operating lease liabilities, current	490	487
Total current liabilities	11,394	18,921

Long-term debt, net of discount	91,037	89,671
Operating lease liabilities	1,083	1,183
Other long-term liabilities	7,500	7,500
Total liabilities	111,014	117,275

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000; issued shares — 39,072,046 and 31,656,035 at March 31, 2022 and December 31, 2021, respectively; outstanding shares — 38,149,813 and 30,511,226 at March 31, 2022 and December 31, 2021, respectively	3	3
Treasury stock — 19 and 1 at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	608,067	601,523
Accumulated deficit	(570,035)	(529,370)
Total stockholders’ equity	38,035	72,156
Total liabilities and stockholders’ equity	$149,049	$189,431

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development (includes related party amounts of $1,430 and $939 respectively)	$17,660	$20,580
General and administrative (includes related party amounts of $0 and $16, respectively)	20,246	13,004
Total operating expenses	37,906	33,584

Loss from operations	(37,906)	(33,584)

Other income (expense):
Interest income	7	14
Interest expense	(2,759)	(1,272)
Other (expense)	(7)	(1)
Total other (expense)	(2,759)	(1,259)
Net loss and comprehensive loss	$(40,665)	$(34,843)
Net loss per share, basic and diluted	$(1.07)	$(0.96)
Weighted-average shares of common stock outstanding, basic and diluted	38,036,960	36,298,968

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity
Balance at December 31, 2021	30,511,226	$3	1	$601,523	$(529,370)	$72,156
Cashless exercise of common stock warrants	7,359,285	—	18	—	—	—
401(k) matching contribution	16,756	—	—	254	—	254
Vesting of restricted shares	222,595	—	—	—	—	—
Stock-based compensation	—	—	—	5,775	—	5,775
ESPP shares issued	39,951	—	—	515	—	515
Net loss	—	—		—	(40,665)	(40,665)
Balance at March 31, 2022	38,149,813	$3	19	$608,067	$(570,035)	$38,035

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity
Balance at December 31, 2020	28,516,010	$3	—	$579,755	$(385,487)	$194,271
Issuance of common stock from exercise of stock options	36,998	—	—	412	—	412
401(k) matching contribution	8,356	—	—	323	—	323
Vesting of restricted shares	301,656	—	—	—	—	—
Stock-based compensation	—	—	—	3,818	—	3,818
ESPP shares issued	13,490	—	—	358	—	358
Net loss	—	—	—	—	(34,843)	(34,843)
Balance at March 31, 2021	28,876,510	$3	—	$584,666	$(420,330)	$164,339

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(40,665)	$(34,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128	125
Stock-based compensation	5,775	3,818
Issuance of PIK interest debt	848	—
Amortization of debt discount	518	364
Other	591	357
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes the change in related party amounts of $0, and $82, respectively)	(4,384)	(965)
Accounts payable and accrued expenses (includes the change in related party amounts of $2,719, and $428, respectively)	(6,073)	(9,516)
Accrued clinical trial expenses	(1,402)	(9,129)
Accrued interest	4	0
Operating right-of-use asset and lease liabilities	22	25
Other long-term assets	(464)	(1)
Net cash used in operating activities	(45,102)	(49,765)

Cash flows from investing activities
Cash paid for property, plant and equipment	(67)	(169)
Net cash used in investing activities	(67)	(169)

Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	—	412
Net cash provided by financing activities	—	412
Net (decrease) in cash and cash equivalents	(45,169)	(49,522)
Cash and cash equivalents – beginning of period	183,259	287,496
Cash and cash equivalents – end of period	$138,090	$237,974

Supplemental disclosure of cash flow information
Interest paid	$1,388	$906
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued liabilities	$120	$21
Settlement of ESPP liability in common stock	$515	$358
Settlement of 401(k) liability in common stock	$254	$323

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Phathom Pharmaceuticals, Inc., or the Company or Phathom, was incorporated in the state of Delaware in January 2018. The Company is a biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal diseases. The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

Liquidity and Capital Resources

From inception to March 31, 2022, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur additional net losses in the future as it continues to develop and prepares for commercialization of vonoprazan. From inception to March 31, 2022, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, the sale of 10,997,630 shares of common stock for net proceeds of approximately $191.5 million in its 2019 IPO, and the sale of 2,250,000 shares of common stock for net proceeds of approximately $88.6 million in its December 2020 follow-on public offering.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities in accordance with GAAP. Management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2).

Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these financial statements were issued. There can be no assurance that the Company will be successful in acquiring additional funding, if needed, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Use of Estimates

The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses and the valuation of various equity instruments. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through March 31, 2022.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. A lease is accounted for as a finance lease if it meets one of the following five criteria: the lease has a purchase option that is reasonably certain of being exercised, the present value of the future cash flows is substantially all of the fair market value of the underlying asset, the lease term is for a significant portion of the remaining economic life of the underlying asset, the title to the underlying asset transfers at the end of the lease term, or if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. Leases that do not meet the finance lease criteria are accounted for as an operating lease. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding right-of-use assets are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components. In addition, the Company elected the short-term lease exception for leases with an initial term of one year or less. Consequently, such leases are not recorded on the Company's balance sheets.

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

The Company also maintains an employee stock purchase program, or ESPP, under which it may issue shares. The Company estimates the fair value shares that will be issued under the ESPP, and of stock options using the Black-Scholes valuation model, which requires the use of estimates. The Company recognizes stock-based compensation cost for shares that it will issue under the ESPP on a straight-line basis over the requisite service period of the award.

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

Beginning in 2022, the Tax Cuts and Jobs Act, or TCJA, eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize domestic and foreign research and development expenditures over 5 years and 15 years, respectively. The requirement did not impact cash from operations in the current period.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company included 7,588,000 shares of common stock under its warrant (the “Takeda Warrant”) issued to Takeda Pharmaceutical Company Limited (“Takeda”) in connection with a May 2019 license agreement (see Note 4) in the calculation of basic weighted-average common shares outstanding from the time it became exercisable at the Company’s IPO until its exercise because the Takeda Warrant was exercisable for little consideration. As of March 31, 2022, all Takeda Warrants has been exercised and no Takeda Warrants remain exercisable. For the three months ended March 31, 2022 and 2021, the Company has excluded weighted-average unvested shares of 1,022,885 and 2,582,666, respectively, from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

Recently Adopted Accounting Standards

There were no recently adopted accounting standards which would have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no new material accounting standards issued in the first quarter of 2022 that impacted the Company.

2. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Computer equipment and software	$703	$646
Furniture and fixtures	900	780
Leasehold improvements	85	76
	1,688	1,502
Less: accumulated depreciation and amortization	(980)	(852)
Total property, plant and equipment, net	$708	$650

Depreciation expense for the three months ended March 31, 2022 and 2021 was approximately $128,000 and $125,000, respectively. No property, plant or equipment was disposed of during the three months ended March 31, 2022 or the year ended December 31, 2021.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development expenses	$2,845	$3,165
Accrued compensation expenses	2,594	6,344
Accrued professional & consulting expenses	2,067	1,855
Accrued other	59	41
Total accrued expenses	$7,565	$11,405

3. Related Party Transactions

Frazier is a principal stockholder of the Company. The Company has conducted operations within office space controlled by Frazier and Frazier allocated a portion of the costs associated with this office space to the Company. In addition, Frazier paid for various goods and services, such as employee wages, insurance and expense reimbursements and various administrative services associated with the operations of the Company and charged the Company for those expenses. As of March 31, 2022 and December 31, 2021 the Company had outstanding accounts payable and accrued expenses due to Frazier in the amount of $0, related to these shared operating expenses. For the three months ended March 31, 2022 and 2021, the Company incurred $0 and $16,000, respectively, of shared operating expenses.

Frazier is a principal stockholder in PCI Pharma Services (“PCI”). In the third quarter of 2019, the Company engaged PCI for clinical manufacturing services. As of March 31, 2022 and December 31, 2021, the Company had $0.1 million and $1.7 million, respectively, outstanding accounts payable and accrued expenses related to these manufacturing services. For the three months ended March 31, 2022 and 2021, the Company incurred $0.3 million and $0.9 million, respectively, of expenses related to services performed by PCI.

Takeda became a common stockholder of the Company in connection with the May 2019 license agreement (see Note 4). In conjunction with this license, Takeda provides proprietary supplies for the Company’s ongoing clinical development of vonoprazan in addition to the exclusive license for the commercialization of vonoprazan in the United States, Canada and Europe. On May 5, 2020, the Company entered into a Commercial Supply Agreement, or the Commercial Supply Agreement, with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product or drug substance. Pursuant to the Commercial Supply Agreement, Takeda has agreed to supply the Company with, and the Company has agreed to purchase from Takeda, certain quantities of vonoprazan bulk drug product according to approved specifications at a fixed price per batch of bulk drug product in order to commercialize vonoprazan in accordance with the Takeda License. Unless terminated earlier, the term of the Commercial Supply Agreement extends for a period of two years from the date the Company places an order for bulk drug product or drug substance for the first commercial launch of vonoprazan in any jurisdiction in the licensed territory, provided that this two-year period will expire no later than December 31, 2023. The Commercial Supply Agreement will terminate immediately upon the termination of the Takeda License in accordance with its terms. In connection with the Takeda License, the Company entered into a temporary services agreement, or the Temporary Services Agreement, with Takeda on November 24, 2020. Pursuant to the Temporary Services Agreement, Takeda agreed to provide or procure the provision of services related to the ongoing clinical development of vonoprazan. The Temporary Services Agreement will terminate immediately upon termination of the Takeda License in accordance with its terms. As of March 31, 2022 and December 31, 2021, the Company had $0.9 million, in outstanding accounts payable and accrued expenses related to these agreements. For the three months ended March 31, 2022 and 2021, the Company incurred $1.1 million and $0 million, respectively, of expenses related to these agreements. The Company has no remaining minimum purchase obligation related to these agreements.

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

In consideration of the Takeda License, the Company (i) paid Takeda $25.0 million in cash, (ii) issued Takeda 1,084,000 shares of its common stock at a fair value of $5.9 million, (iii) issued the Takeda Warrant to purchase 7,588,000 shares of its common stock at an exercise price of $0.00004613 per share at an initial fair value of $47.9 million, and (iv) issued a right to receive an additional common stock warrant, or, the Takeda Warrant Right, should Takeda’s fully-diluted ownership of the Company represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately before the closing of the Company’s IPO, with a nominal initial fair value due to the low probability of issuance. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of the IPO, and no additional warrant was issued. In addition, the Company is obligated to pay Takeda up to an aggregate of $250.0 million in sales milestones upon the achievement of specified levels of product sales, and a low double-digit royalty rate on aggregate net sales of licensed products, subject to certain adjustments. The Takeda Warrant has an exercise price of $0.00004613 per share, expires on May 7, 2029 and became exercisable upon the consummation of the IPO. As of March 31, 2022, all Takeda Warrants have been exercised.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of approximately $3.8 million in the first 24-month period following the launch of the final product. The Company has not incurred any expenses under the agreement during the three months ended March 31, 2022 and 2021.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

5. Lease Commitments

As of March 31, 2022, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with remaining lease terms of 3.1 years and 3.4 years, respectively. Both operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the three months ended March 31, 2022 and 2021 was approximately $0.2 million.

The following table summarizes supplemental balance sheet information related to the operating leases (in thousands):

	March 31,	December 31,
	2022	2021
Assets:
Operating lease right-of-use assets	1,795	1,914
Total right-of-use assets	$1,795	$1,914

Liabilities:
Operating lease liabilities, current	490	487
Operating lease liabilities, non-current	1,083	1,183
Total operating lease liabilities	$1,573	$1,670

As of March 31, 2022, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2022	$378
2023	516
2024	529
Thereafter	342
Total minimum lease payments	$1,765

Less: amount representing interest	(192)
Present value of operating lease liabilities	1,573
Less: operating lease liabilities, current	(490)
Operating lease liabilities	$1,083

Weighted-average remaining lease term (in years)	3.31
Weighted-average incremental borrowing rate	7.25%

Operating cash flows for the three months ended March 31, 2022 and 2021 included cash payments for operating leases of approximately $0.1 million and $0.2 million, respectively.

In February 2022, the Company entered into an operating lease for 6,250 rentable square feet of additional office space in Florham Park, New Jersey. The lease liability and the corresponding right-of-use asset associated with this lease obligation will be recorded upon the commencement of the lease, or the date in which the underlying asset is made available for use to the Company, which is expected to occur later in 2022.

The Company also entered into one year leases for passenger vehicles during the three months ended March 31, 2022. The Company elected the short-term lease exception for these leases and did not recognize a right-of-use asset and operating lease liability related to these leases.

6. Debt

Total debt consists of the following (in thousands):

March 31, 2022
Long-term debt, current portion	$—
Long-term debt, non-current portion	101,838
Unamortized debt discount	(10,801)
Total debt, net of debt discount	$91,037

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

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million, or the Term Loan, under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100.0 million, all of which was funded to the Company on the Closing Date, or First Advance, (ii) a second tranche consisting of up to an additional $50.0 million, which became available to the Company upon achievement of the protocol-specified primary efficacy endpoints in the Company’s Phase 3 trial studying vonoprazan for the healing and maintenance of healing of erosive esophagitis with acceptable safety data, such that the results support the submission of a New Drug Application, or NDA, or supplemental NDA without the need to conduct another Phase 3 study and will be available, if specified conditions are met, through December 15, 2022, (iii) a third tranche consisting of an additional $25.0 million, which will become available to the Company upon the achievement of (a) Food and Drug Administration, or FDA, approval of the Company’s NDA for vonoprazan and amoxicillin, or its New Drug Application for vonoprazan, amoxicillin and clarithromycin, in each case for an indication relating to the treatment of Helicobacter pylori, or H. pylori, with an approved indication on the claim that is generally consistent with that sought in the Company’s NDA submission; and (b) filing of the Company’s NDA or supplemental NDA for vonoprazan for indications relating to the healing and maintenance of healing of erosive esophagitis, or, milestones (a) and (b), together, the Second Performance Milestone, and will be available, if specified conditions are met, through September 30, 2023, and (iv) a fourth tranche consisting of up to an additional $25.0 million, which will be available, if specified conditions are met, through March 31, 2024, upon achievement of the Second Performance Milestone.

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

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or, each a Term Loan Advance and together, the Term Loan Advances. As of March 31, 2022, the aggregate final payment fee for the first Term Loan Advance of $7.5 million has been recorded as an other long-term liability.

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

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including a financial covenant requiring Phathom to maintain certain levels of cash subject to a control agreement in favor of the Agent (minus accounts payable not paid within 120 days of invoice), or Qualified Cash, and commencing on May 15, 2023, trailing three-month net product revenue from the sale of vonoprazan and products containing vonoprazan. The revenue covenant will be waived at any time in which the Company maintains Qualified Cash equal to at least 60.0% (prior to the Third Performance Milestone), and 35% (following the Third Performance Milestone) of the total outstanding Term Loan principal amount, or the Company’s market capitalization is at least $900.0 million. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by Hercules, as collateral agent. As of March 31, 2022, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

Future minimum principal and interest payments under the Term Loan, including the final payment fee, as of March 31, 2022 are as follows (in thousands):

Year ending December 31:
2022	$4,315
2023	5,900
2024	17,308
2025	50,912
2026	66,948
Total principal and interest payments	145,383
Less interest and final payment fee	(45,383)
Total term loan borrowings	$100,000

Prior to the Loan Agreement with Hercules, the Company had a loan with Silicon Valley Bank, or SVB, and approximately $54.3 million of the proceeds from the First Advance was used to satisfy in full and retire the Company’s indebtedness under the SVB Term Loan with SVB, including accrued interest through the payoff date.

During the three months March 31, 2022 and 2021, the Company recognized $2.8 million and $1.3 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Hercules Loan Agreement and SVB Term Loan. As of March 31, 2022, the Company had outstanding loan balance of $101.8 million and accrued interest of $0.5 million.

7. Stockholders’ Equity

Common Stock

In March 2019, subsequent to the Merger, the Company sold 1,491,072 shares of the Company’s common stock to Frazier.

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending in March 2023. The fair value of the founder shares at the date the repurchase right was granted is being recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of March 31, 2022, 316,257 shares of common stock were subject to repurchase by the Company and the associated repurchase liability was not significant. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

In May 2019, the Company issued Takeda 1,084,000 shares of common stock in connection with the Takeda License.

For the period from January 1, 2019 to May 6, 2019, the Company issued 2,524,852 shares of common stock to various employees and consultants of the Company for aggregate proceeds of approximately $1,000. Upon issuance, these shares were subject to a repurchase option by the Company at the original purchase price of the shares. The repurchase rights generally lapse as to 25% of the shares on the first anniversary of the vesting commencement date, and the repurchase right lapses as to 1/48th of the shares each one-month period thereafter, subject to the purchaser remaining continuously an employee, consultant or director of the Company. In November 2019, the Company repurchased 17,560 shares at the original purchase price for an aggregate purchase price of $5.20. As of March 31, 2022, 605,957 shares remain available for repurchase by the Company and the associated repurchase liability was not significant.

On October 29, 2019, upon completion of the IPO, the Company sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share. The net proceeds were approximately $191.5 million, after deducting underwriting discounts, commissions and offering costs.

In November 2020, the Company entered into an Open Market Sale AgreementSM, or, the Sales Agreement, with Jefferies LLC, or, the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $125.0 million through the Sales Agent, or, the ATM Offering. Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. No shares were sold under the ATM Offering as of March 31, 2022.

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

A summary of the Company’s unvested shares is as follows:

Balance at December 31, 2021	1,144,809
Share vesting	(222,595)
Balance at March 31, 2022	922,214

For accounting purposes, unvested shares of common stock are considered issued, but not outstanding until they vest.

Common stock reserved for future issuance consists of the following:

March 31, 2022
Common stock warrants	91,228
Stock options, PSUs and RSUs outstanding	6,074,576
Shares available for issuance under the 2019 Incentive Plan	1,861,999
Shares available for issuance under the ESPP Plan	802,085
Balance at March 31, 2022	8,829,888

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan (the “Existing Incentive Plan”) provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards to eligible recipients, including employees, directors or consultants of the Company. The Company had 2,231,739 shares of common stock authorized for issuance under the Existing Incentive Plan, of which, 1,400,528 stock options and 16,260 restricted stock awards were granted. As a result of the adoption of the 2019 Incentive Award Plan (the “2019 Plan”) in October 2019, no further shares are available for issuance under the Existing Incentive Plan.

2019 Incentive Award Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Existing Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Existing Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. As of March 31, 2022, 1,861,999 shares remain available for issuance, which reflects 1,520,009 of stock option, performance-based unit, or PSU, and restricted stock unit, or RSU, awards granted, and 26,462 of awards cancelled or forfeited, during the three months ended March 31, 2022 as well as an annual increase of 1,582,802 shares authorized on January 1, 2022.

Performance-based Units

During 2020, the Company granted the initial PSUs whereby vesting depends upon the approval by the FDA of vonoprazan for H. pylori and then, or concurrent with, erosive esophagitis. In 2022, the Company granted an additional 37,500 PSUs to employees. As of March 31, 2022, the PSU milestones had not been achieved and no related compensation cost had been recognized. The following table summarizes PSU activity under the 2019 Incentive Award Plan during the three months ended March 31, 2022.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2021	394,300	$32.23
Granted	37,500	20.06
Vested	-	-
Forfeited	(1,250)	34.93
Unvested balance at March 31, 2022	430,550	$31.16

As of March 31, 2022, there was approximately $13.4 million of related unrecognized compensation cost, which will begin to be recognized upon vesting.

Restricted Stock Units

During 2022, the Company granted 244,087 RSUs with vesting over time. The following table summarizes RSU activity under the 2019 Incentive Award Plan during the three months ended March 31, 2022.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2021	-	$-
Granted	244,087	15.31
Vested	-	-
Forfeited	(900)	15.21
Unvested balance at March 31, 2022	243,187	$15.31

As of March 31, 2022, the Company had $3.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors. As of March 31, 2022, 802,085 shares of common stock remain available for issuance, which includes the 39,951 shares sold to employees during the three months ended March 31, 2022.

The ESPP is considered a compensatory plan, and the Company recorded related stock-based compensation of $0.1 million for the three months ended March 31, 2022 and 2021. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2022	2021
Assumptions:
Expected term (in years)	0.49	0.75
Expected volatility	72.41%	81.83%
Risk free interest rate	0.37%	0.10%
Dividend yield	-	-

The estimated weighted-average fair value of ESPP awards for the three months ended March 31, 2022 and 2021, were $5.31 and $15.85, respectively. As of March 31, 2022, the total unrecognized compensation expense related to the ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

401(k) Plan

The Company established a 401(k) savings plan during the year ended December 31, 2020. The Company’s contributions to the plan are discretionary. During the three months ended March 31, 2022 and 2021, the Company incurred $0.6 and $0.4 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods. In August 2021, the Board of Directors approved a semi-annual discretionary match for 2021, which was settled by contributing 18,394 shares. In January 2022, the Board of Directors approved a second semi-annual discretionary match for 2021, which was settled by contributing 16,756 shares.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	4,186,729	$27.53	8.43	$13,973
Options granted	1,238,422	15.36
Options exercised and shares vested	—	—
Options forfeited, expired or cancelled	(24,312)	31.62
Balance at March 31, 2022	5,400,839	$24.72	8.56	$6,168
Options exercisable as of March 31, 2022	1,678,218	$24.11	7.89	$3,462

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2022 was $9.30 per option. As of March 31, 2022, the Company had $52.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.5 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2022	2021
Assumptions:
Expected term (in years)	6.08	6.07
Expected volatility	66.19%	67.49%
Risk free interest rate	1.70%	0.60%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expense	$1,139	$859
General and administrative expense	4,636	2,959
Total	$5,775	$3,818

8. Subsequent Event

The Company announced signing of a revenue interest financing agreement for up to $260 million non-dilutive financing on May 4, 2022. The agreement provides for an upfront $100 million cash payment and an additional $160 million cash payment upon FDA approval of vonoprazan for treatment of EE. Subject to the initial investors' right of first offer, the Company has the right, upon the same terms, to obtain from new investors up to an additional $15 million upon EE approval and up to an additional $25 million upon achievement of a sales milestone, which could bring the total financing to $300 million. Under the agreement, the Company will pay the investors a 10% royalty on net sales of products containing vonoprazan, which royalty rate is subject to a step-down on net sales exceeding annual thresholds if the Company receives approval of vonoprazan for non-erosive reflux disease, or NERD. The funding of the initial $100 million will occur by May 17, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

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

Overview

We are a biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our initial product candidate, vonoprazan, is an oral small molecule potassium-competitive acid blocker, or P-CAB. P-CABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan has shown rapid, potent, and durable anti-secretory effects and has demonstrated clinical benefits over the current standard of care as a single agent in the treatment of gastroesophageal reflux disease, or GERD, and in combination with antibiotics for the treatment of H. pylori, infection. Takeda Pharmaceutical Company Limited, or Takeda, developed vonoprazan and has received marketing approval in numerous countries in Asia and Latin America as well as Russia. Vonoprazan generated approximately $850 million in net sales in its seventh full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda.

In 2021 we reported topline data from two pivotal Phase 3 clinical trials for vonoprazan: one for the treatment of H. pylori infection (PHALCON-HP), and a second for the treatment of erosive GERD (PHALCON-EE), also known as erosive esophagitis, or EE. In April 2021, we reported positive topline data from PHALCON-HP, and in October 2021, we reported positive topline data from PHALCON-EE. In September 2021, we submitted new drug applications (NDAs) for two treatment regimens containing vonoprazan for the treatment of H. pylori, vonoprazan triple therapy (vonoprazan, amoxicillin, clarithromycin) and vonoprazan dual therapy (vonoprazan, amoxicillin), and in November 2021, the U.S. Food and Drug Administration, or FDA, accepted both NDAs for filing, granted each of them Priority Review, and assigned us a Prescription Drug User Fee Act (PDUFA) action date in May 2022. In addition, both of our H. pylori NDAs received qualified infectious disease product (QIDP) designations which provides a potential extension of any regulatory exclusivity awarded following approval. On May 3, 2022, we received FDA approval for vonoprazan triple therapy, under the brand name VOQUEZNA™ TRIPLE PAK™ and vonoprazan dual therapy, under the brand name VOQUEZNA™ DUAL PAK™, in each case for the treatment of H. pylori infection in adults and expect to launch both products in the third quarter of 2022. Further, in March 2022, we submitted an NDA for the use of vonoprazan as a treatment for adults for the healing of all grades of EE and relief of heartburn, and maintenance of healing of all grades of EE and relief of heartburn.

We have also progressed our clinical development program in NERD. In February 2022, we reported positive topline data from a Phase 2 trial studying vonoprazan for on-demand treatment of NERD, and in February 2022, we commenced enrollment of patients in a Phase 3 trial studying vonoprazan, dosed on a once-daily basis, for the treatment of NERD with topline data expected in 2023.

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

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, conducting our clinical trials of vonoprazan, preparing applications for regulatory approval for vonoprazan and preparing for the commercial launch. Our operations to date have been funded primarily through the issuance of convertible promissory notes, commercial bank debt, the proceeds from our initial public offering and our follow-on public offering. From our inception through March 31, 2022, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes, $100.0 million of debt, net proceeds from our initial public offering of $191.5 million from the sale of 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share, after deducting underwriting discounts, commissions and offering costs, and net proceeds of $88.6 million from the sale of 2,250,000 shares of common stock at a public offering price of $39.48 per share after deducting underwriting discounts and commissions, and an additional $0.2 million in offering costs.

We have incurred net losses since our inception. Our net losses for the three month periods ended March 31, 2022 and 2021 were $40.7 million and $34.8 million, respectively. As of March 31, 2022, we had an accumulated deficit of $570.0 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities, and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance vonoprazan through additional clinical trials, seek further regulatory approval for vonoprazan, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, protect our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

We have never generated any revenue and do not expect to generate any revenues from product sales unless and until we commence commercialization of our initial approved products. Accordingly, until such time as we can generate significant revenue from sales of vonoprazan, if ever, we expect to finance our cash needs through equity offerings, our existing loan and security agreement, or the Loan Agreement, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, and this risk could be exacerbated by the impact of COVID-19 on global economic conditions. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We plan to increase our research and development expenses for the foreseeable future as we continue the development of vonoprazan. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials and nonclinical studies of vonoprazan or any future product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements

Our future clinical development costs may vary significantly based on factors such as:

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

General and Administrative

General and administrative expenses consist of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, human resources and other administrative functions, legal fees relating to intellectual property and corporate matters, and professional fees for accounting and consulting services. We anticipate that our general and administrative expenses will significantly increase in the future to support our continued research and development activities, pre-commercial preparation activities in light of the recent approval of VOQUEZNA™ TRIPLE PAK™ and VOQUEZNA™ DUAL PAK™ to treat H. Pylori infection in adults and, if any future product candidate receives marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$17,660	$20,580	$(2,920)
General and administrative	20,246	13,004	7,242
Total operating expenses	37,906	33,584	4,322
Loss from operations	(37,906)	(33,584)	(4,322)
Other income (expense):
Interest income	7	14	(7)
Interest (expense)	(2,759)	(1,272)	(1,487)
Other (expense)	(7)	(1)	(6)
Total other (expense)	(2,759)	(1,259)	(1,500)
Net loss	$(40,665)	$(34,843)	$(5,822)

Research and Development Expenses. Research and development expenses were $17.7 million and $20.6 million for the three months ended March 31, 2022 and 2021, respectively. The decrease of $2.9 million consisted of a $5.3 million reduction of clinical trial cost partially offset by $1.2 million of chemistry manufacturing and controls, or CMC, costs related to vonoprazan, and $1.2 million of personnel-related and consulting expenses.

General and Administrative Expenses. General and administrative expenses were $20.2 million and $13.0 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $7.2 million was due to increases of $5.7 million in professional services expenses for commercial, medical affairs and other services, $3.9 million in personnel-related expenses, partially offset by a $0.5 million reduction in consulting fees and a $1.9 million decrease in other expenses. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $2.8 million for the three months ended March 31, 2022 consisted of interest expense under the Hercules Loan Agreement. Other expense of $1.3 million for the three months ended March 31, 2021 consisted of interest expense under the SVB Term Loan.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2022, we had cash and cash equivalents of $138.1 million.

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

At-the-Market-Offering

On November 10, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $125.0 million through the Sales Agent, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 which was filed on November 10, 2020 and declared effective by the SEC on November 16, 2020. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. There were no sales of our common stock under the ATM Offering for the three-month period ended March 31, 2022.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our Loan Agreement with Hercules, receipt of amounts potentially available under the revenue interest financing agreement and anticipated future sales of products containing vonoprazan will be sufficient to fund our operations through 2024. We expect such amounts will allow us to complete our ongoing Phase 3 clinical trial studying vonoprazan for NERD (daily dosing), and launch vonoprazan for H. pylori and, if approved, erosive esophagitis. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(45,102)	$(49,765)	$4,663
Investing activities	(67)	(169)	102
Financing activities	—	412	(412)
Net (decrease) in cash	$(45,169)	$(49,522)	$4,353

Operating Activities

Net cash used in operating activities was approximately $45.1 million and $49.8 million for the three months ended March 31, 2022 and 2021, respectively. The net cash used in operating activities for the three months ended March 31, 2022 was due to approximately $32.8 million spent on ongoing research and development and general and administrative activities and a $12.3 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $7.5 million decrease in accounts payable and accrued expenses (including clinical trial expenses), a $4.3 million increase in prepaid assets and other current assets, and a $0.5 million increase in other long-term assets. The net cash used in operating activities for the three months ended March 31, 2021 was due to approximately $30.2 million spent on ongoing research and development and general and administrative activities and a $19.6 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $0.9 million increase in prepaid clinical activities, and an $18.7 million decrease in accounts payable and accrued expenses in support of the growth in our operating activities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 and 2021, was primarily due to the cash we paid for acquiring property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $0 million. Net cash provided by financing activities for the three months ended March 31, 2021 was $0.4 million, due to issuance of common stock from exercise of stock options.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the three months ended March 31, 2022 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2021 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2021 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10-K.

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1

3.2	Amended and Restated Bylaws	8-K	09/25/2020	3.1

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase shares of common stock issued to Takeda Company Limited, dated May 7, 2019	S-1	9/30/19	4.2

4.3	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.4	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.5	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

4.6	Description of Registered Securities	10-K	12/31/21	4.6

10.1#	Employment Letter Agreement, dated March 22, 2022, by and between Molly Henderson and the Company				X

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X

101.PRE	Inline XBRL Presentation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates management contract or compensatory plan

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

PHATHOM PHARMACEUTICALS, INC.

Date:	May 10, 2022	By:	/s/ Terrie Curran
Terrie Curran
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial and Business Officer
(Principal Financial and Accounting Officer)