Form 10-Q
period 2022-06-30
Phathom Pharmaceuticals, Inc.
filed 2022-08-02
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 39,175,205 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$207,392	$183,259
Prepaid expenses and other current assets	1,865	3,267
Total current assets	209,257	186,526
Property, plant and equipment, net	883	650
Operating lease right-of-use assets	2,557	1,914
Other long-term assets	805	341
Total assets	$213,502	$189,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $69 and $1,343, respectively)	5,758	5,150
Accrued clinical trial expenses	341	1,402
Accrued expenses (including related party amounts of $2,501 and $2,330, respectively)	13,783	11,405
Accrued interest	565	477
Operating lease liabilities, current	628	487
Total current liabilities	21,075	18,921

Long-term debt, net of discount	92,432	89,671
Revenue interest financing liability	98,103	—
Operating lease liabilities	1,392	1,183
Other long-term liabilities	7,500	7,500
Total liabilities	220,502	117,275

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000; issued shares — 39,072,046 and 31,656,035 at June 30, 2022 and December 31, 2021, respectively; outstanding shares — 38,372,403 and 30,511,226 at June 30, 2022 and December 31, 2021, respectively	3	3
Treasury stock — 19 and 1 at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	613,952	601,523
Accumulated deficit	(620,955)	(529,370)
Total stockholders’ equity (deficit)	(7,000)	72,156
Total liabilities and stockholders’ equity	$213,502	$189,431

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development (includes related party amounts of $370, $905, $1,800, and $1,846, respectively)	$18,815	$21,597	$36,475	$42,178
General and administrative (includes related party amounts of $0, $0, $0, and $16, respectively)	26,548	13,722	46,794	26,725
Total operating expenses	45,363	35,319	83,269	68,903

Loss from operations	(45,363)	(35,319)	(83,269)	(68,903)

Other income (expense):
Interest income	112	13	119	27
Interest expense	(5,667)	(1,256)	(8,426)	(2,528)
Other (expense)	(2)	10	(9)	9
Total other (expense)	(5,557)	(1,233)	(8,316)	(2,492)
Net loss and comprehensive loss	$(50,920)	$(36,552)	$(91,585)	$(71,395)
Net loss per share, basic and diluted	$(1.33)	$(1.00)	$(2.40)	$(1.96)
Weighted-average shares of common stock outstanding, basic and diluted	38,272,044	36,636,164	38,155,151	36,468,498

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity
Balance at December 31, 2021	30,511,226	$3	1	$601,523	$(529,370)	$72,156
Cashless exercise of common stock warrants	7,359,285	—	18	—	—	—
401(k) matching contribution	16,756	—	—	254	—	254
Vesting of restricted shares	222,595	—	—	—	—	—
Stock-based compensation	—	—	—	5,775	—	5,775
ESPP shares issued	39,951	—	—	515	—	515
Net loss	—	—		—	(40,665)	(40,665)
Balance at March 31, 2022	38,149,813	$3	19	$608,067	$(570,035)	$38,035
Vesting of restricted shares	222,590	—	—	—	—	—
Stock-based compensation	—	—	—	5,885	—	5,885
Net loss	—	—	—	—	(50,920)	(50,920)
Balance at June 30, 2022	38,372,403	3	19	613,952	(620,955)	(7,000)

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity
Balance at December 31, 2020	28,516,010	$3	—	$579,755	$(385,487)	$194,271
Issuance of common stock from exercise of stock options	36,998	—	—	412	—	412
401(k) matching contribution	8,356	—	—	323	—	323
Vesting of restricted shares	301,656	—	—	—	—	—
Stock-based compensation	—	—	—	3,818	—	3,818
ESPP shares issued	13,490	—	—	358	—	358
Net loss	—	—	—	—	(34,843)	(34,843)
Balance at March 31, 2021	28,876,510	$3	—	$584,666	$(420,330)	$164,339
Issuance of common stock from exercise of stock options	8,000	—	—	104	—	104
Vesting of restricted shares	301,659	—	—	—	—	—
Stock-based compensation	—	—	—	4,237	—	4,237
Net loss	—	—	—	—	(36,552)	(36,552)
Balance at June 30, 2021	29,186,169	$3	—	$589,007	$(456,882)	$132,128

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(91,585)	$(71,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277	256
Stock-based compensation	11,660	8,055
Issuance of PIK interest debt	1,713	—
Accrued interest on revenue interest financing liability	2,657	—
Amortization of debt discount	1,049	698
Other	874	540
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes the change in related party amounts of $0, and $82, respectively)	1,402	2,203
Accounts payable and accrued expenses (includes the change in related party amounts of $(1,102), and $722, respectively)	2,865	(12,860)
Accrued clinical trial expenses	(1,061)	(5,759)
Accrued interest	88	(10)
Operating right-of-use asset and lease liabilities	(293)	50
Other long-term assets	(464)	93
Net cash used in operating activities	(70,818)	(78,129)

Cash flows from investing activities
Cash paid for property, plant and equipment	(495)	(214)
Net cash used in investing activities	(495)	(214)

Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	—	516
Net proceeds from revenue interest financing transaction	95,446	—
Net cash provided by financing activities	95,446	516
Net increase (decrease) in cash and cash equivalents	24,133	(77,827)
Cash and cash equivalents – beginning of period	183,259	287,496
Cash and cash equivalents – end of period	$207,392	$209,669

Supplemental disclosure of cash flow information
Interest paid	$2,919	$1,833
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued liabilities	$16	$3
Operating lease liabilities arising from obtaining right-of-use assets	$554	$—
Settlement of ESPP liability in common stock	$515	$358
Settlement of 401(k) liability in common stock	$254	$323

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

Liquidity and Capital Resources

From inception to June 30, 2022, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur additional net losses in the future as it continues to develop and prepares for commercialization of vonoprazan. From inception to June 30, 2022, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, the sale of 10,997,630 shares of common stock for net proceeds of approximately $191.5 million in its 2019 IPO, and the sale of 2,250,000 shares of common stock for net proceeds of approximately $88.6 million in its December 2020 follow-on public offering.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through June 30, 2022.

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

Revenue Interest Financing Liability

The Company entered into a revenue interest financing agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules Capital, Inc., or Hercules, together with NQ and Sagard, the Initial Investors, in which the Company received funds in return for royalties on net sales of products containing vonoprazan. The net proceeds received under the transaction were recognized as a long-term liability with interest expense based on an imputed effective rate derived from the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in current and future financing expense.

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

The Company also maintains an employee stock purchase program, or ESPP, under which it may issue shares. The Company estimates the fair value of shares that will be issued under the ESPP, and of stock options using the Black-Scholes valuation model, which requires the use of estimates. The Company recognizes stock-based compensation cost for shares that it will issue under the ESPP on a straight-line basis over the requisite service period of the award.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company included 7,588,000 shares of common stock under its warrant (the “Takeda Warrant”) issued to Takeda Pharmaceutical Company Limited (“Takeda”) in connection with a May 2019 license agreement (see Note 4) in the calculation of basic weighted-average common shares outstanding from the time it became exercisable at the Company’s IPO until its exercise because the Takeda Warrant was exercisable for little consideration. As of June 30, 2022, all Takeda Warrants has been exercised and no Takeda Warrants remain exercisable. For the three and six months ended June 30, 2022, the Company has excluded weighted-average unvested shares of 800,002 and 910,828, respectively, from the weighted-average number of common shares outstanding, compared to 2,280,603 and 2,430,800, respectively for the same periods in 2021. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

Recently Adopted Accounting Standards

There were no recently adopted accounting standards which would have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no new material accounting standards issued in the first half of 2022 that impacted the Company.

2. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Computer equipment and software	$904	$646
Furniture and fixtures	1,023	780
Leasehold improvements	85	76
	2,012	1,502
Less: accumulated depreciation and amortization	(1,129)	(852)
Total property, plant and equipment, net	$883	$650

Depreciation expense for the three months ended June 30, 2022 and 2021 was approximately $149,000 and $131,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2022 and 2021, was approximately $277,000 and $256,000, respectively. No property, plant or equipment was disposed of during the six months ended June 30, 2022 or the year ended December 31, 2021.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development expenses	$4,314	$3,165
Accrued compensation expenses	5,201	6,344
Accrued professional & consulting expenses	4,229	1,855
Accrued other	39	41
Total accrued expenses	$13,783	$11,405

3. Related Party Transactions

Frazier is a principal stockholder of the Company. The Company has conducted operations within office space controlled by Frazier and Frazier allocated a portion of the costs associated with this office space to the Company. In addition, Frazier paid for various goods and services, such as employee wages, insurance and expense reimbursements and various administrative services associated with the operations of the Company and charged the Company for those expenses. As of June 30, 2022 and December 31, 2021 the Company had outstanding accounts payable and accrued expenses due to Frazier in the amount of $0, related to these shared operating expenses. For the three months ended June 30, 2022 and 2021, the Company incurred $0, respectively, of shared operating expenses. For the six months ended June 30, 2022 and 2021, the Company incurred $0 and $16,000, respectively, of shared operating expenses.

Frazier is a principal stockholder in PCI Pharma Services (“PCI”). In the third quarter of 2019, the Company engaged PCI for clinical manufacturing services. As of June 30, 2022 and December 31, 2021, the Company had $1.2 million and $1.7 million, respectively, outstanding accounts payable and accrued expenses related to these manufacturing services. For the three months ended June 30, 2022 and 2021, the Company incurred $0.1 million and $0.7 million, respectively, of expenses related to services performed by PCI. For the six months ended June 30, 2022 and 2021, the Company incurred $0.4 million and $1.6 million, respectively, of expenses related to services performed by PCI.

Takeda became a common stockholder of the Company in connection with the May 2019 license agreement (see Note 4). In conjunction with this license, Takeda provides proprietary supplies for the Company’s ongoing clinical development of vonoprazan in addition to the exclusive license for the commercialization of vonoprazan in the United States, Canada and Europe. On May 5, 2020, the Company entered into a Commercial Supply Agreement, or the Commercial Supply Agreement, with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product or drug substance. Pursuant to the Commercial Supply Agreement, Takeda has agreed to supply the Company with, and the Company has agreed to purchase from Takeda, certain quantities of vonoprazan bulk drug product according to approved specifications at a fixed price per batch of bulk drug product in order to commercialize vonoprazan in accordance with the Takeda License. Unless terminated earlier, the term of the Commercial Supply Agreement extends for a period of two years from the date the Company places an order for bulk drug product or drug substance for the first commercial launch of vonoprazan in any jurisdiction in the licensed territory, provided that this two-year period will expire no later than December 31, 2023. The Commercial Supply Agreement will terminate immediately upon the termination of the Takeda License in accordance with its terms. In connection with the Takeda License, the Company entered into a temporary services agreement, or the Temporary Services Agreement, with Takeda on November 24, 2020. Pursuant to the Temporary Services Agreement, Takeda agreed to provide or procure the provision of services related to the ongoing clinical development of vonoprazan. The Temporary Services Agreement will terminate immediately upon termination of the Takeda License in accordance with its terms. As of June 30, 2022 and December 31, 2021, the Company had $1.4 million and $0.9 million, respectively, in outstanding accounts payable and accrued expenses related to these agreements. For the three months ended June 30, 2022 and 2021, the Company incurred $0.2 million and $0.2 million, respectively, of expenses related to these agreements. For the six months ended June 30, 2022 and 2021, the Company incurred $1.3 million and $0.2 million, respectively, of expenses related to these agreements. The Company has no remaining minimum purchase obligation related to these agreements.

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

In consideration of the Takeda License, the Company (i) paid Takeda $25.0 million in cash, (ii) issued Takeda 1,084,000 shares of its common stock at a fair value of $5.9 million, (iii) issued the Takeda Warrant to purchase 7,588,000 shares of its common stock at an exercise price of $0.00004613 per share at an initial fair value of $47.9 million, and (iv) issued a right to receive an additional common stock warrant, or, the Takeda Warrant Right, should Takeda’s fully-diluted ownership of the Company represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately before the closing of the Company’s IPO, with a nominal initial fair value due to the low probability of issuance. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of the IPO, and no additional warrant was issued. In addition, the Company is obligated to pay Takeda up to an aggregate of $250.0 million in sales milestones upon the achievement of specified levels of product sales, and a low double-digit royalty rate on aggregate net sales of licensed products, subject to certain adjustments. The Takeda Warrant has an exercise price of $0.00004613 per share, expires on May 7, 2029 and became exercisable upon the consummation of the IPO. As of June 30, 2022, all Takeda Warrants have been exercised.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of approximately $3.8 million in the first 24-month period following the launch of the final product. The Company has not incurred any expenses under the agreement during the six months ended June 30, 2022 and 2021.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

5. Lease Commitments

As of June 30, 2022, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with remaining lease terms of 2.8 years and 3.2 years, respectively. All operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the three months ended June 30, 2022 and 2021 was approximately $0.2 million and $0.2 million, respectively. The total rent expense for the six months ended June 30, 2022 and 2021 was approximately $0.4 million and $0.4 million, respectively

The following table summarizes supplemental balance sheet information related to the operating leases (in thousands):

	June 30,	December 31,
	2022	2021
Assets:
Operating lease right-of-use assets	2,557	1,914
Total right-of-use assets	$2,557	$1,914

Liabilities:
Operating lease liabilities, current	628	487
Operating lease liabilities, non-current	1,392	1,183
Total operating lease liabilities	$2,020	$1,670

As of June 30, 2022, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2022	$289
2023	734
2024	753
Thereafter	513
Total minimum lease payments	$2,289

Less: amount representing interest	(269)
Present value of operating lease liabilities	2,020
Less: operating lease liabilities, current	(628)
Operating lease liabilities	$1,392

Weighted-average remaining lease term (in years)	3.09
Weighted-average incremental borrowing rate	8.13%

Operating cash flows for the six months ended June 30, 2022 and 2021 included cash payments for operating leases of approximately $0.7 million and $0.3 million, respectively.

On February 8, 2022, the Company entered into an operating lease for 6,250 rentable square feet of additional office space in Florham Park, New Jersey. The lease liability and the corresponding right-of-use asset associated with this lease obligation was recorded upon the June 14, 2022 commencement date of the lease.

The Company also entered into one year leases for passenger vehicles during 2022. The Company elected the short-term lease exception for these leases and did not recognize a right-of-use asset and operating lease liability related to these leases.

6. Debt

Total debt consists of the following (in thousands):

June 30, 2022
Long-term debt, current portion	$—
Long-term debt, non-current portion	102,703
Unamortized debt discount	(10,271)
Total debt, net of debt discount	$92,432

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

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million, or the Term Loan, under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100.0 million, all of which was funded to the Company on the Closing Date, or First Advance, (ii) a second tranche consisting of up to an additional $50.0 million, which became available to the Company upon achievement of the protocol-specified primary efficacy endpoints in the Company’s Phase 3 trial studying vonoprazan for the healing and maintenance of healing of erosive esophagitis with acceptable safety data, such that the results support the submission of a New Drug Application, or NDA, or supplemental NDA without the need to conduct another Phase 3 study and will be available, if specified conditions are met, through December 15, 2022, (iii) a third and fourth tranches consisting of an additional total $50.0 million, which became available to the Company in May 2022 upon the achievement of (a) Food and Drug Administration, or FDA, approval of the Company’s NDA for vonoprazan and amoxicillin, or its New Drug Application for vonoprazan, amoxicillin and clarithromycin, in each case for an indication relating to the treatment of Helicobacter pylori, or H. pylori, with an approved indication on the claim that is generally consistent with that sought in the Company’s NDA submission; and (b) filing of the Company’s NDA or supplemental NDA for vonoprazan for indications relating to the healing and maintenance of healing of erosive esophagitis.

The Company paid a $1.25 million facility charge in connection with closing of the Loan Agreement and would need to pay 0.5% of any advances made under the third and fourth tranches.

The Term Loan will mature on October 1, 2026, or the Maturity Date. The Term Loan bears (i) cash interest at a variable annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25%, or the “Interest Rate”, and (ii) payment-in-kind interest at a per annum rate of interest equal to 3.35%. Phathom may make payments of interest only through October 1, 2024, which was extended to October 1, 2025, upon the achievement of the Second Performance Milestone in May 2022 prior to September 30, 2024 and met the condition that no default or event of default exists, and which is further extendable to October 1, 2026, subject to FDA approval of the Company’s NDA (or supplemental NDA) for vonoprazan for an indication relating to the healing and maintenance of healing of erosive esophagitis with an approved indication on the label that is generally consistent with that sought in the Company’s NDA submission (or supplemental NDA submission), or the Third Performance Milestone, on or prior to September 30, 2025 and no default or event of default exists (the “interest only period”). After the interest-only period, the principal balance and related interest will be required to be repaid in equal monthly installments and continuing until the Maturity Date.

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or, each a Term Loan Advance and together, the Term Loan Advances. As of June 30, 2022, the aggregate final payment fee for the first Term Loan Advance of $7.5 million has been recorded as an other long-term liability.

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

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including a financial covenant requiring Phathom to maintain certain levels of cash subject to a control agreement in favor of the Agent (minus accounts payable not paid within 120 days of invoice), or Qualified Cash, and commencing on May 15, 2023, trailing three-month net product revenue from the sale of vonoprazan and products containing vonoprazan. The revenue covenant will be waived at any time in which the Company maintains Qualified Cash equal to at least 60.0% (prior to the Third Performance Milestone), and 35% (following the Third Performance Milestone) of the total outstanding Term Loan principal amount, or the Company’s market capitalization is at least $900.0 million. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by Hercules, as collateral agent. As of June 30, 2022, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

Future minimum principal and interest payments under the Term Loan, including the final payment fee, as of June 30, 2022 are as follows (in thousands):

Year ending December 31:
2022	$3,638
2023	7,510
2024	7,790
2025	30,139
2026	105,773
Total principal and interest payments	154,850
Less interest and final payment fee	(54,850)
Total term loan borrowings	$100,000

Prior to the Loan Agreement with Hercules, the Company had a loan with Silicon Valley Bank, or SVB, and approximately $54.3 million of the proceeds from the First Advance was used to satisfy in full and retire the Company’s indebtedness under the SVB Term Loan with SVB, including accrued interest through the payoff date.

During the three and six months ended June 30, 2022, the Company recognized $3.0 million and $5.8 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Hercules Loan Agreement compared to $1.2 million and $2.5 million, respectively, for the same periods in 2021 in connection with the SVB Term Loan. As of June 30, 2022, the Company had outstanding loan balance of $102.7 million and accrued interest of $0.6 million.

7. Revenue Interest Financing Liability

On May 3, 2022, Phathom entered into a Revenue Interest Financing Agreement with Initial Investors NQ, Sagard, and Hercules pursuant to which the Company will receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, the Company received $100 million at the initial closing and can receive an additional $160 million upon FDA approval of vonoprazan for treatment of erosive esophagitis on or before March 31, 2024. At any time prior to December 31, 2022, the Company also has the right to obtain a written commitment from a third party for up to $15 million of funding upon FDA approval of vonoprazan for erosive esophagitis. In addition, the Company has the right at any time prior to June 30, 2024, to obtain a written commitment from a third party for up to $25 million of funding upon achievement of a sales milestone. The Initial Investors have a right of first offer if the Company seeks to obtain such additional funding. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount.

Under the Revenue Interest Financing Agreement, the investors are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and if the Company receives FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with symptomatic non-erosive gastroesophageal reflux disease, or NERD. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount. In addition, at any time after the earlier of (i) April 30, 2024 and (ii) the date that the payment for erosive esophagitis regulatory approval is made, the Company has the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

If the investors have not received aggregate payments of at least 100% of the Investment Amount by December 31, 2028, and at least 200% of the Investment Amount by December 31, 2037, each a Minimum Amount, then the Company will be obligated to make a cash payment to the investors in an amount sufficient to gross the investors up to the applicable Minimum Amount.

Upon the occurrence of an event of default taking place prior to April 1, 2025, between April 1, 2025, and April 1, 2028, and after April 1, 2028, the Company is obligated to pay 1.30 times Investment Amount, 1.65 times Investment Amount, and 2.0 times investment amount, respectively, less any amounts the Company previously paid pursuant to the agreement.

Upon the occurrence of a change in control event taking place prior to the earlier of April 1, 2024, or FDA approval of vonoprazan for erosive esophagitis, the Company is obligated to pay 200% of the Investment Amount plus either 15% of the Investment Amount if occurrence prior to May 3, 2023, or plus 30% of the Investment Amount if occurrence thereafter.

During the quarter ended June 30, 2022, the Company received gross proceeds of $100.0 million before deducting transaction costs of $4.6 million, which resulted in net proceeds of $95.4 million.

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in the current and future financing expense. The carrying value of the revenue interest financing liability was $98.1million as of June 30, 2022.

Total revenue interest financing liability consists of the following (in thousands):

June 30, 2022
Beginning liability balance	$—
Proceeds from the Revenue Interest Financing Agreement	100,000
Less: transaction costs	(4,554)
Less: royalty payments and payables	-
Plus: interest expense	2,657
Ending liability balance	$98,103

The Company will record liabilities associated with additional funding upon FDA approval of vonoprazan for erosive esophagitis and achievement of the sales milestone when such contingent events occur. To determine the accretion of the liability related to the Revenue Interest Financing Agreement, the Company is required to estimate the total amount of future royalty payments and estimated timing of such payments based on the Company’s revenue projections. As royalty payments are made, the balance of the debt obligation will be effectively repaid. Based on the Company’s periodic review, the exact timing of repayment is likely to be different in each reporting period as compared to those estimated in the Company’s initial revenue projections. A significant increase or decrease in actual net sales of vonoprazan compared to the Company’s revenue projections could impact the interest expense associated with the revenue interest financing liability. Also, the Company’s total obligation can vary depending on change in control or default events and the achievement of FDA approval of vonoprazan for erosive esophagitis and achievement of the sales milestone.

8. Stockholders’ Equity

Common Stock

In March 2019, subsequent to the Merger, the Company sold 1,491,072 shares of the Company’s common stock to Frazier.

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending in March 2023. The fair value of the founder shares at the date the repurchase right was granted is being recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of June 30, 2022, 237,192 shares of common stock were subject to repurchase by the Company and the associated repurchase liability was not significant. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

In May 2019, the Company issued Takeda 1,084,000 shares of common stock in connection with the Takeda License.

For the period from January 1, 2019 to May 6, 2019, the Company issued 2,524,852 shares of common stock to various employees and consultants of the Company for aggregate proceeds of approximately $1,000. Upon issuance, these shares were subject to a repurchase option by the Company at the original purchase price of the shares. The repurchase rights generally lapse as to 25% of the shares on the first anniversary of the vesting commencement date, and the repurchase right lapses as to 1/48th of the shares each one-month period thereafter, subject to the purchaser remaining continuously an employee, consultant or director of the Company. In November 2019, the Company repurchased 17,560 shares at the original purchase price for an aggregate purchase price of $5.20. As of June 30, 2022, 462,432 shares remain available for repurchase by the Company and the associated repurchase liability was not significant.

On October 29, 2019, upon completion of the IPO, the Company sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share. The net proceeds were approximately $191.5 million, after deducting underwriting discounts, commissions and offering costs.

In November 2020, the Company entered into an Open Market Sale AgreementSM, or, the Sales Agreement, with Jefferies LLC, or, the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $125.0 million through the Sales Agent, or, the ATM Offering. Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. No shares were sold under the ATM Offering as of June 30, 2022.

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

A summary of the Company’s unvested shares is as follows:

Balance at December 31, 2021	1,144,809
Share vesting	(445,185)
Balance at June 30, 2022	699,624

For accounting purposes, unvested shares of common stock are considered issued, but not outstanding until they vest.

Common stock reserved for future issuance consists of the following:

June 30, 2022
Common stock warrants	91,228
Stock options, PSUs and RSUs outstanding	6,624,915
Shares available for issuance under the 2019 Incentive Plan	1,311,660
Shares available for issuance under the ESPP Plan	802,085
Balance at June 30, 2022	8,829,888

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

2019 Incentive Award Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Existing Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Existing Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. As of June 30, 2022, 1,311,660 shares remain available for issuance, which reflects 2,148,734 of stock option, performance-based unit, or PSU, and restricted stock unit, or RSU, awards granted, and 104,848 of awards cancelled or forfeited, during the six months ended June 30, 2022 as well as an annual increase of 1,582,802 shares authorized on January 1, 2022.

Performance-based Units

During 2020, the Company granted the initial PSUs whereby vesting depends upon the approval by the FDA of vonoprazan for H. pylori and then, or concurrent with, erosive esophagitis. In 2022, the Company granted an additional 37,500 PSUs to employees. As of June 30, 2022, the PSU milestones had not been achieved and no related compensation cost had been recognized. The following table summarizes PSU activity under the 2019 Incentive Award Plan during the six months ended June 30, 2022.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2021	394,300	$32.23
Granted	37,500	20.06
Vested	-	-
Forfeited	(11,250)	38.14
Unvested balance at June 30, 2022	420,550	$30.99

As of June 30, 2022, there was approximately $13.0 million of related unrecognized compensation cost, which will begin to be recognized upon vesting.

Restricted Stock Units

During 2022, the Company granted 590,937 RSUs with vesting over time. The following table summarizes RSU activity under the 2019 Incentive Award Plan during the six months ended June 30, 2022.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2021	-	$-
Granted	590,937	11.66
Vested	-	-
Forfeited	(4,050)	15.21
Unvested balance at June 30, 2022	586,887	$11.64

As of June 30, 2022, the Company had $6.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors. As of June 30, 2022, 802,085 shares of common stock remain available for issuance, which includes the 39,951 shares sold to employees during the six months ended June 30, 2022.

The ESPP is considered a compensatory plan, and for the three and six months ended June 30, 2022, the Company recorded related stock-based compensation of $0.2 million and $0.3 million, respectively, compared to $0.1 million and $0.2 million, respectively, for the same periods in 2021. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Six Months Ended June 30,
	2022	2021
Assumptions:
Expected term (in years)	0.49	0.75
Expected volatility	72.41%	81.83%
Risk free interest rate	0.37%	0.10%
Dividend yield	-	-

The estimated weighted-average fair value of ESPP awards for the six months ended June 30, 2022 and 2021, were $5.31 and $15.85, respectively. As of June 30, 2022, the total unrecognized compensation expense related to the ESPP was $28,000, which is expected to be recognized over a weighted-average period of approximately 0.5 months.

401(k) Plan

The Company established a 401(k) savings plan during the year ended December 31, 2020. The Company’s contributions to the plan are discretionary. During the three and six months ended June 30, 2022, the Company incurred $0.3 million and $0.9 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods, compared to $0.2 million and $0.6 million, respectively, for the same periods in 2021. In August 2021, the Board of Directors approved a semi-annual discretionary match for 2021, which was settled by contributing 18,394 shares. In January 2022, the Board of Directors approved a second semi-annual discretionary match for 2021, which was settled by contributing 16,756 shares.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	4,186,729	$27.53	8.43	$13,973
Options granted	1,520,297	14.76
Options exercised and shares vested	—	—
Options forfeited, expired or cancelled	(89,548)	32.99
Balance at June 30, 2022	5,617,478	$23.99	8.34	$1,435
Options exercisable as of June 30, 2022	2,013,657	$24.74	7.57	$838

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2022 was $8.96 per option. As of June 30, 2022, the Company had $47.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.3 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Six Months Ended June 30,
	2022	2021
Assumptions:
Expected term (in years)	6.05	6.04
Expected volatility	66.04%	67.38%
Risk free interest rate	1.89%	0.64%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$1,319	$1,027	$2,458	$1,886
General and administrative expense	4,566	3,210	9,202	6,169
Total	$5,885	$4,237	$11,660	$8,055

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

In 2021 we reported topline data from two pivotal Phase 3 clinical trials for vonoprazan: one for the treatment of H. pylori infection (PHALCON-HP), and a second for the treatment of erosive GERD (PHALCON-EE), also known as erosive esophagitis, or EE. In April 2021, we reported positive topline data from PHALCON-HP, and in October 2021, we reported positive topline data from PHALCON-EE. In September 2021, we submitted new drug applications (NDAs) for two treatment regimens containing vonoprazan for the treatment of H. pylori, vonoprazan triple therapy (vonoprazan, amoxicillin, clarithromycin) and vonoprazan dual therapy (vonoprazan, amoxicillin), and in November 2021, the U.S. Food and Drug Administration, or FDA, accepted both NDAs for filing, granted each of them Priority Review, and assigned us a Prescription Drug User Fee Act (PDUFA) action date in May 2022. In addition, both of our H. pylori NDAs received qualified infectious disease product (QIDP) designations which provides a potential extension of any regulatory exclusivity awarded following approval. On May 3, 2022, we received FDA approval for vonoprazan triple therapy, under the brand name VOQUEZNA™ TRIPLE PAK™ and vonoprazan dual therapy, under the brand name VOQUEZNA™ DUAL PAK™, in each case for the treatment of H. pylori infection in adults. Further, in March 2022, we submitted an NDA for the use of vonoprazan as a treatment for adults for the healing of all grades of EE and relief of heartburn, and maintenance of healing of all grades of EE and relief of heartburn, which was accepted for filing by the FDA in May 2022, with a PDUFA action date of January 11, 2023. In August 2022, we announced that, consistent with current FDA recommendations for all chemically synthesized drug compounds such as vonoprazan, we had previously initiated post-approval testing to determine whether nitrosamine impurities were present in vonoprazan drug product. These tests showed trace levels of a nitrosamine impurity that is not described within the FDA guidance document entitled “Control of Nitrosamine Impurities in Human Drugs – Guidance for Industry.” We are working with the FDA and plan to obtain approval of and implement an additional test method, specification, including a proposed acceptable intake limit, and additional controls to address this impurity prior to releasing our first vonoprazan-based products to the market. These additional activities will result in a delay of the planned VOQUEZNA™ TRIPLE PAK™ and VOQUEZNA™ DUAL PAK™ full commercial launches. We currently expect full commercial launch of these products, as well as, if approved, VOQUEZNA™ tablets for EE, in the first quarter of 2023.

We have also progressed our clinical development program in NERD. In February 2022, we reported positive topline data from a Phase 2 trial studying vonoprazan for on-demand treatment of NERD, based on the positive results from this study plan to discuss with FDA a Phase 3 trial design for this novel dosing regimen. Also in February 2022, we commenced enrollment of patients in a Phase 3 trial studying vonoprazan, dosed on a once-daily basis, for the treatment of NERD with topline data for the primary endpoint expected in the first quarter of 2023 and topline results for the full trial expected in 2023. Additionally, we plan to discuss with the FDA our proposed development plan to study vonoprazan as a treatment for eosinophilic esophagitis, or EoE.

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

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, conducting our clinical trials of vonoprazan, preparing applications for regulatory approval for vonoprazan and preparing for the commercial launch. Our operations to date have been funded primarily through the issuance of convertible promissory notes, commercial bank debt, the proceeds from our initial public offering and our follow-on public offering. From our inception through June 30, 2022, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes, $100.0 million of debt, $100,0 million of revenue interest financing liability, net proceeds from our initial public offering of $191.5 million from the sale of 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share, after deducting underwriting discounts, commissions and offering costs, and net proceeds of $88.6 million from the sale of 2,250,000 shares of common stock at a public offering price of $39.48 per share after deducting underwriting discounts and commissions, and an additional $0.2 million in offering costs.

We have incurred net losses since our inception. Our net losses for the six-month periods ended June 30, 2022 and 2021 were $91.6 million and $71.4 million, respectively. As of June 30, 2022, we had an accumulated deficit of $621.0 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities, and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance vonoprazan through additional clinical trials, seek further regulatory approval for vonoprazan, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, protect our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

We have never generated any revenue and do not expect to generate any revenues from product sales unless and until we commence commercialization of our initial approved products. Accordingly, until such time as we can generate significant revenue from sales of vonoprazan, if ever, we expect to finance our cash needs through equity offerings, our existing loan and security agreement, or the Loan Agreement, debt financings, Revenue Interest Financing Agreement or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, and this risk could be exacerbated by the impact of COVID-19 on global economic conditions. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

General and Administrative

General and administrative expenses consist of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, human resources and other administrative functions, legal fees relating to intellectual property and corporate matters, and professional fees for accounting and consulting services. We anticipate that our general and administrative expenses will significantly increase in the future to support our continued research and development activities, pre-commercial preparation activities in light of the recent approvals of VOQUEZNA™ TRIPLE PAK™ and VOQUEZNA™ DUAL PAK™ to treat H. Pylori infection in adults and, if any future product candidate receives marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Interest Income

Interest income consists of interest on our money market fund.

Interest Expense

Beginning on May 3, 2022, interest expense includes interest on the Revenue Interest Financing Agreement, which is based on the imputed effective rate derived from expected future payments and the carrying value of the obligation. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in current and future financing expense.

Beginning on September 17, 2021, interest expense includes interest on the Hercules Loan Agreement, which consists of (i) cash interest at a variable annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% (the “Interest Rate”), (ii) payment-in-kind interest at a per annum rate of interest equal to 3.35%, and (iii) amortization of the Hercules Loan Agreement debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred, and the obligation to make a final payment.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$36,475	$42,178	$(5,703)
General and administrative	46,794	26,725	20,069
Total operating expenses	83,269	68,903	14,366
Loss from operations	(83,269)	(68,903)	(14,366)
Other income (expense):
Interest income	119	27	92
Interest expense	(8,426)	(2,528)	(5,898)
Other income (expense)	(9)	9	(18)
Total other income (expense)	(8,316)	(2,492)	(5,824)
Net loss	$(91,585)	$(71,395)	$(20,190)

Research and Development Expenses. Research and development expenses were $36.5 million and $42.2 million for the six months ended June 30, 2022 and 2021, respectively. The decrease of $5.7 million consisted of a $9.0 million reduction of clinical trial cost partially offset by increases of $2.0 million of personnel-related, consulting and other research expenses, and $1.3 million of chemistry manufacturing and controls, or CMC, costs related to vonoprazan.

General and Administrative Expenses. General and administrative expenses were $46.8 million and $26.7 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $20.1 million was due to increases of $11.6 million in professional services expenses for commercial, medical affairs and other services, $8.2 million in personnel-related expenses, $1.6 million in legal and other expenses, partially offset by a $1.3 million reduction in consulting fees. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $8.3 million for the six months ended June 30, 2022 consisted of interest expense under the Hercules Loan and Revenue Interest Financing Agreements, partially offset by interest income on deposits. Other expense of $2.5 million for the six months ended June 30, 2021 consisted of interest expense under the SVB Term Loan.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$18,815	$21,597	$(2,782)
General and administrative	26,548	13,722	12,826
Total operating expenses	45,363	35,319	10,044
Loss from operations	(45,363)	(35,319)	(10,044)
Other income (expense):
Interest income	112	13	99
Interest (expense)	(5,667)	(1,256)	(4,411)
Other (expense)	(2)	10	(12)
Total other (expense)	(5,557)	(1,233)	(4,324)
Net loss	$(50,920)	$(36,552)	$(14,368)

Research and Development Expenses. Research and development expenses were $18.8 million and $21.6 million for the three months ended June 30, 2022 and 2021, respectively. The decrease of $2.8 million consisted of reductions of $3.7 million of clinical trial cost and $0.4 million of consulting research expenses, partially offset by increases of $0.7 million of personnel-related costs, and $0.4 million of regulatory and other research expenses, and $0.2 million of chemistry manufacturing and controls, or CMC, costs related to vonoprazan.

General and Administrative Expenses. General and administrative expenses were $26.5 million and $13.7 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $12.8 million was due to increases of $8.1 million in professional services expenses for commercial, medical affairs and other services, $4.3 million in personnel-related costs, and $0.4 million of legal expenses. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $5.6 million for the three months ended June 30, 2022 consisted of interest expense under the Hercules Loan and Revenue Interest Financing Agreements, partially offset by interest income on deposits. Other expense of $1.2 million for the three months ended June 30, 2021 consisted of interest expense under the SVB Term Loan.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2022, we had cash and cash equivalents of $207.4 million.

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

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million (the “Term Loan”) under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100.0 million, all of which was funded on the Closing Date (the “First Advance”), (ii) a second tranche consisting of up to an additional $50.0 million, which became available to us upon achievement of the protocol-specified primary efficacy endpoints in our Phase 3 trial studying vonoprazan for the healing and maintenance of healing of erosive esophagitis with acceptable safety data, such that the results support the submission of a New Drug Application (“NDA”) or supplemental NDA without the need to conduct another Phase 3 study and will be available, if specified conditions are met, through December 15, 2022, (iii) a third and fourth tranches consisting of an additional total $50.0 million, which became available to us in May 2022 upon the achievement of (a) FDA approval of our NDA for vonoprazan and amoxicillin, or its NDA for vonoprazan, amoxicillin and clarithromycin, in each case for an indication relating to the treatment of H. pylori with an approved indication on the claim that is generally consistent with that sought in our NDA submission; and (b) filing of an NDA or supplemental NDA for vonoprazan for indications relating to the healing and maintenance of healing of erosive esophagitis. We intend to use the proceeds of the Term Loan advances for working capital and general corporate purposes. In addition, approximately $54 million of the proceeds from the First Advance was used to satisfy in full and retire our indebtedness under its previously outstanding credit facility with Silicon Valley Bank (the “SVB Term Loan”).

The Term Loan will mature on October 1, 2026 (the “Maturity Date”). The Term Loan bears (i) cash interest at a variable annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% (the “Interest Rate”) and (ii) payment-in-kind interest at a per annum rate of interest equal to 3.35%. We may make payments of interest only through October 1, 2024, which was extended to October 1, 2025, upon the achievement of the Second Performance Milestone in May 2022 prior to September 30, 2024 and the condition that no default or event of default exists, and which is further extendable to October 1, 2026, subject to FDA approval of our NDA (or supplemental NDA) for vonoprazan for an indication relating to the healing and maintenance of healing of erosive esophagitis with an approved indication on the label that is generally consistent with that sought in our NDA submission (or supplemental NDA submission) (the “Third Performance Milestone”) on or prior to September 30, 2025 and no default or event of default exists (the “interest only period”). After the interest-only period, the principal balance and related interest will be required to be repaid in equal monthly installments and continuing until the Maturity Date.

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

Revenue Interest Financing Agreement

On May 3, 2022, we entered into a Revenue Interest Financing Agreement with Initial Investors NQ, Sagard, and Hercules pursuant to which we will receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, we received $100 million at the initial closing and can receive an additional $160 million upon FDA approval of vonoprazan for treatment of erosive esophagitis on or before March 31, 2024. We also have the right to obtain written commitments from third parties at any time prior to December 31, 2022, for up to $15 million of funding upon FDA approval of vonoprazan for erosive esophagitis and, at any time prior to June 30, 2024, for up to $25 million upon achievement of a sales milestone. The Initial Investors have a right of first offer if the Company seeks to obtain such additional funding.

Under the Revenue Interest Financing Agreement, the investors are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and if the Company receives FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with symptomatic non-erosive gastroesophageal reflux disease, or NERD. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount. In addition, at any time after the earlier of (i) April 30, 2024 and (ii) the date that the payment for erosive esophagitis regulatory approval is made, we have the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

If the investors have not received aggregate payments of at least 100% of the Investment Amount by December 31, 2028, and at least 200% of the Investment Amount by December 31, 2037, each a Minimum Amount, then we will be obligated to make a cash payment to the investors in an amount sufficient to gross the investors up to the applicable Minimum Amount.

Upon the occurrence of an event of default taking place prior to April 1, 2025, between April 1, 2025, and April 1, 2028, and after April 1, 2028, we are obligated to pay 1.30 times Investment Amount, 1.65 times Investment Amount, and 2.0 times investment amount, respectively, less any amounts previously paid pursuant to the agreement.

Upon the occurrence of a change in control event taking place prior to the earlier of April 1, 2024, or FDA approval of vonoprazan for erosive esophagitis, we are obligated to pay 200% of the Investment Amount plus either 15% of the Investment Amount if occurrence prior to May 3, 2023, or plus 30% of the Investment Amount if occurrence thereafter.

We intend to use the proceeds received under the Revenue Interest Financing Agreement for working capital and general corporate purposes.

At-the-Market-Offering

On November 10, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $125.0 million through the Sales Agent, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 which was filed on November 10, 2020 and declared effective by the SEC on November 16, 2020. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. There were no sales of our common stock under the ATM Offering for the six-month period ended June 30, 2022.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(70,818)	$(78,129)	$7,311
Investing activities	(495)	(214)	(281)
Financing activities	95,446	516	94,930
Net increase (decrease) in cash	$24,133	$(77,827)	$101,960

Operating Activities

Net cash used in operating activities was approximately $70.8 million and $78.1 million for the six months ended June 30, 2022 and 2021, respectively. The net cash used in operating activities for the six months ended June 30, 2022 was due to approximately $73.3 million spent on ongoing research and development and general and administrative activities, partially offset by a $2.5 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $1.6 million increase in accounts payable and accrued expenses (including clinical trial expenses), a $1.4 million decrease in prepaid assets and other current assets, partially offset by a $0.5 million increase in other long-term assets. The net cash used in operating activities for the six months ended June 30, 2021 was due to approximately $61.8 million spent on ongoing research and development and general and administrative activities and a $16.3 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $18.6 million decrease in accounts payable and accrued expenses (including clinical trial expenses), partially offset by a $2.2 million decrease in prepaid assets and a $0.1 million decrease in other long-term assets.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 and 2021, was primarily due to the cash we paid for acquiring property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was due to the net proceeds from the revenue interest financing liability. Net cash provided by financing activities for the six months ended June 30, 2021 was due to issuance of common stock from exercise of stock options.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the six months ended June 30, 2022 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2021 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2021 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K, other than as set forth below.

We currently depend entirely on the success of vonoprazan, which is our only approved product and product candidate. If we are unable to successfully launch and commercialize vonoprazan, obtain additional, required regulatory approvals and advance the clinical development of vonoprazan in additional indications, or experience significant delays in doing so, our business will be materially harmed.

We currently have two approved products and one product candidate, all of which contain vonoprazan, which we in-licensed from Takeda. Our current business depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize products containing vonoprazan in a timely manner. This may make an investment in our company riskier than similar companies that have multiple approved products or product candidates in active development that may be able to better sustain failure of a single product. In May 2022, we received FDA approval for vonoprazan triple therapy, under the brand name VOQUEZNA™ TRIPLE PAK™ and vonoprazan dual therapy, under the brand name VOQUEZNA™ DUAL PAK™, in each case for the treatment of H. pylori infection in adults. Further, in March 2022, we submitted an NDA for the use of vonoprazan as a treatment for adults for the healing of all grades of EE and relief of heartburn, and maintenance of healing of all grades of EE and relief of heartburn, which was accepted for filing by the FDA in May 2022, with a PDUFA action date of January 11, 2023. In February 2022, we initiated a Phase 3 trial for vonoprazan using a daily dosing regimen for the treatment of NERD, with topline data for the primary endpoint expected in the first quarter of 2023 and topline results for the full trial expected in 2023. Our assumptions about vonoprazan’s commercial potential are based in large part on the commercial experience of vonoprazan in Japan. However, our assumptions may prove to be wrong, and we may encounter a materially and adversely different development and commercial experience. The success of vonoprazan will depend on several factors, including the following:

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

In August 2022, we announced that, consistent with current FDA recommendations for all chemically synthesized drug compounds such as vonoprazan, we previously initiated post-approval testing to determine whether nitrosamine impurities were present in vonoprazan drug product. These tests showed trace levels of a nitrosamine impurity that is not described within the FDA guidance document entitled “Control of Nitrosamine Impurities in Human Drugs – Guidance for Industry.” We are working with the FDA and plan to obtain approval of and implement an additional test method, specification, including a proposed acceptable intake limit, and additional controls to address this impurity prior to releasing our first vonoprazan-based products to the market. These additional activities will result in a delay of the planned VOQUEZNA™ TRIPLE PAK™ and VOQUEZNA™ DUAL PAK™ full commercial launches. We currently expect full commercial launch of these products, as well as, if approved, VOQUEZNA™ tablets for EE, in the first quarter of 2023. If we are unable to obtain FDA approval for, or are unable to develop and implement, a test method, a specification and controls to maintain nitrosamine levels in vonoprazan drug product at or below an acceptable intake limit, these product launches may be further delayed, and approval of our EE NDA may also be delayed, which could substantially increase our costs and delay or put at risk our ability to generate revenue and adversely affect our commercial prospects.

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful completion of clinical development, regulatory approval and commercialization of vonoprazan, including successfully addressing, to the FDA’s and the medical community’s satisfaction, the formation of nitrosamine impurities in commercial batches of vonoprazan drug product, which may be significantly delayed beyond our current expectations and may never occur. Although we have obtained marketing approval of vonoprazan in one indication, we have not yet succeeded in launching and successfully commercializing vonoprazan. Any inability to obtain required, additional regulatory approvals for, or, if approved, successfully commercializing vonoprazan, would materially and adversely affect our business, financial condition, prospects and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1

3.2	Amended and Restated Bylaws	8-K	09/25/2020	3.1

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase shares of common stock issued to Takeda Company Limited, dated May 7, 2019	S-1	9/30/19	4.2

4.3	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.4	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.5	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

4.6	Description of Registered Securities	10-K	12/31/21	4.6

10.2#	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan				X

10.3†	Revenue Interest Financing Agreement, dated May 3, 2022, by and among NovaQuest Capital Management, Sagard Holding Manager, Hercules Capital and the Registrant				X

10.4	Amendment to the Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant.				X

10.5#	Amended and Restated Non-Employee Director Compensation Policy				X

10.6#	Transition and Separation Agreement and Release of Claims, dated April 5, 2022, by and between the Registrant and Anthony Guzzo				X

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X

101.PRE	Inline XBRL Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates management contract or compensatory plan

† Portions of this exhibit have been omitted for confidentiality purposes.

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

PHATHOM PHARMACEUTICALS, INC.

Date:	August 2, 2022	By:	/s/ Terrie Curran
Terrie Curran
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 2, 2022	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial and Business Officer
(Principal Financial and Accounting Officer)