Form 10-Q
period 2022-09-30
Phathom Pharmaceuticals, Inc.
filed 2022-11-08
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 41,620,855 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$196,838	$183,259
Prepaid expenses and other current assets	975	3,267
Total current assets	197,813	186,526
Property, plant and equipment, net	831	650
Operating lease right-of-use assets	2,482	1,914
Other long-term assets	805	341
Total assets	$201,931	$189,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $80 and $1,343, respectively)	7,135	5,150
Accrued clinical trial expenses	139	1,402
Accrued expenses (including related party amounts of $2,383 and $2,330, respectively)	13,289	11,405
Accrued interest	686	477
Current portion of revenue interest financing liability	945	—
Operating lease liabilities, current	685	487
Total current liabilities	22,879	18,921

Long-term debt, net of discount	93,878	89,671
Revenue interest financing liability	102,850	—
Operating lease liabilities	1,247	1,183
Other long-term liabilities	7,500	7,500
Total liabilities	228,354	117,275

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000; issued shares — 41,620,874 and 31,656,035 at September 30, 2022 and December 31, 2021, respectively; outstanding shares — 41,143,826 and 30,511,226 at September 30, 2022 and December 31, 2021, respectively	3	3
Treasury stock — 19 and 1 at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	645,620	601,523
Accumulated deficit	(672,046)	(529,370)
Total stockholders’ (deficit) equity	(26,423)	72,156
Total liabilities and stockholders’ equity	$201,931	$189,431

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development (includes related party amounts of $77, $849, $1,800, and $2,695, respectively)	$19,020	$16,608	$55,495	$58,786
General and administrative (includes related party amounts of $0, $0, $0, and $16, respectively)	23,509	16,529	70,303	43,254
Total operating expenses	42,529	33,137	125,798	102,040

Loss from operations	(42,529)	(33,137)	(125,798)	(102,040)

Other income (expense):
Interest income	726	8	845	35
Interest expense	(9,277)	(1,485)	(17,703)	(4,013)
Other expense	(11)	(2,048)	(20)	(2,039)
Total other expense	(8,562)	(3,525)	(16,878)	(6,017)
Net loss and comprehensive loss	$(51,091)	$(36,662)	$(142,676)	$(108,057)
Net loss per share, basic and diluted	$(1.32)	$(0.98)	$(3.72)	$(2.94)
Weighted-average shares of common stock outstanding, basic and diluted	38,820,266	37,299,351	38,379,292	36,748,492

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity
Balance at December 31, 2021	30,511,226	$3	1	$601,523	$(529,370)	$72,156
Cashless exercise of common stock warrants	7,359,285	—	18	—	—	—
401(k) matching contribution	16,756	—	—	254	—	254
Vesting of restricted shares	222,595	—	—	—	—	—
Stock-based compensation	—	—	—	5,775	—	5,775
ESPP shares issued	39,951	—	—	515	—	515
Net loss	—	—		—	(40,665)	(40,665)
Balance at March 31, 2022	38,149,813	$3	19	$608,067	$(570,035)	$38,035
Vesting of restricted shares	222,590	—	—	—	—	—
Stock-based compensation	—	—	—	5,885	—	5,885
Net loss	—	—	—	—	(50,920)	(50,920)
Balance at June 30, 2022	38,372,403	$3	19	$613,952	$(620,955)	$(7,000)
Issuance of common stock from exercise of stock options	—	—	—	—	—	—
401(k) matching contribution	84,784	—	—	862	—	862
Vesting of restricted shares	222,595	—	—	—	—	—
Issuance of common stock under ATM facility	2,414,897	—	—	24,596	—	24,596
Stock-based compensation	—	—	—	5,816	—	5,816
ESPP shares issued	49,147	—	—	394	—	394
Net loss	—	—	—	—	(51,091)	(51,091)
Balance at September 30, 2022	41,143,826	$3	19	$645,620	$(672,046)	$(26,423)

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity
Balance at December 31, 2020	28,516,010	$3	—	$579,755	$(385,487)	$194,271
Issuance of common stock from exercise of stock options	36,998	—	—	412	—	412
401(k) matching contribution	8,356	—	—	323	—	323
Vesting of restricted shares	301,656	—	—	—	—	—
Stock-based compensation	—	—	—	3,818	—	3,818
ESPP shares issued	13,490	—	—	358	—	358
Net loss	—	—	—	—	(34,843)	(34,843)
Balance at March 31, 2021	28,876,510	$3	—	$584,666	$(420,330)	$164,339
Issuance of common stock from exercise of stock options	8,000	—	—	104	—	104
Vesting of restricted shares	301,659	—	—	—	—	—
Stock-based compensation	—	—	—	4,237	—	4,237
Net loss	—	—	—	—	(36,552)	(36,552)
Balance at June 30, 2021	29,186,169	$3	—	$589,007	$(456,882)	$132,128
Issuance of common stock from exercise of stock options	50,073	—	—	1,265	—	1,265
401(k) matching contribution	18,394	—	—	580	—	580
Vesting of restricted shares	776,045	—	—	—	—	—
Stock-based compensation	—	—	—	4,419	—	4,419
ESPP shares issued	16,747	—	—	461	—	461
'Issuance of warrants	—	—	—	1,290	—	1,290
Net loss	—	—	—	—	(36,662)	(36,662)
Balance at September 30, 2021	30,047,428	$3	—	$597,022	$(493,544)	$103,481

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(142,676)	$(108,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452	386
Stock-based compensation	17,476	12,474
Issuance of PIK interest debt	2,594	130
Accrued interest on revenue interest financing liability	8,349	—
Amortization of debt discount	1,613	3,088
Other	1,128	722
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes the change in related party amounts of $0, and $82, respectively)	2,292	3,177
Accounts payable and accrued expenses (includes the change in related party amounts of $(1,210), and $1,251, respectively)	4,762	(9,629)
Accrued clinical trial expenses	(1,263)	(9,506)
Accrued interest	209	(98)
Operating right-of-use asset and lease liabilities	(306)	75
Other long-term assets	(464)	43
Net cash used in operating activities	(105,834)	(107,195)

Cash flows from investing activities
Cash paid for property, plant and equipment	(629)	(228)
Net cash used in investing activities	(629)	(228)

Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	—	1,781
Repayment of long-term debt	—	(54,125)
Net proceeds from issuance of long-term debt	—	96,889
Net proceeds from revenue interest financing transaction	95,446	—
Net proceeds from issuance of common stock under ATM facility	24,596	—
Net cash provided by financing activities	120,042	44,545
Net increase (decrease) in cash and cash equivalents	13,579	(62,878)
Cash and cash equivalents – beginning of period	183,259	287,496
Cash and cash equivalents – end of period	$196,838	$224,618

Supplemental disclosure of cash flow information
Interest paid	$4,938	$2,920
Supplemental disclosure of noncash investing and financing activities
Issuance of common stock warrants in connection with long-term debt	$—	$1,290
Property and equipment purchases included in accounts payable and accrued liabilities	$4	$9
Final interest payment fee	$—	$7,500
Operating lease liabilities arising from obtaining right-of-use assets	$554	$—
Settlement of ESPP liability in common stock	$909	$819
Settlement of 401(k) liability in common stock	$1,116	$903

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

Liquidity and Capital Resources

From inception to September 30, 2022, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur additional net losses in the future as it continues to develop and prepares for commercialization of vonoprazan. From inception to September 30, 2022, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, revenue interest financing debt, the sale of 10,997,630 shares of common stock for net proceeds of approximately $191.5 million in its 2019 IPO, the sale of 2,250,000 shares of common stock for net proceeds of approximately $88.6 million in its December 2020 follow-on public offering, and the sale of 2,414,897 shares of common stock for net proceeds of approximately $24.6 million in its September 2022 issuance of common stock under the ATM Offering (see note 8).

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

As of September 30, 2022, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through September 30, 2022.

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

Revenue Interest Financing Liability

The Company entered into a revenue interest financing agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules Capital, Inc., or Hercules, together with NQ and Sagard, the Initial Investors, in which the Company received funds in return for royalties on net sales of products containing vonoprazan. The net proceeds received under the transaction were recognized as short-term and long-term liabilities with interest expense based on an imputed effective rate derived from the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in current and future financing expense.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company included 7,588,000 shares of common stock under its warrant (the “Takeda Warrant”) issued to Takeda Pharmaceutical Company Limited (“Takeda”) in connection with a May 2019 license agreement (see Note 4) in the calculation of basic weighted-average common shares outstanding from the time it became exercisable at the Company’s IPO until its exercise because the Takeda Warrant was exercisable for little consideration. As of September 30, 2022, all Takeda Warrants has been exercised and no Takeda Warrants remain exercisable. For the three and nine months ended September 30, 2022, the Company has excluded weighted-average unvested shares of 577,931 and 798,643, respectively, from the weighted-average number of common shares outstanding, compared to 1,666,535 and 2,173,246, respectively for the same periods in 2021. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

Recently Adopted Accounting Standards

There were no recently adopted accounting standards which would have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no new material accounting standards issued in the first three quarters of 2022 that impacted the Company.

2. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Computer equipment and software	$940	$646
Furniture and fixtures	1,086	780
Leasehold improvements	109	76
Total property, plant and equipment, gross	2,135	1,502
Less: accumulated depreciation and amortization	(1,304)	(852)
Total property, plant and equipment, net	$831	$650

Depreciation expense for the three months ended September 30, 2022 and 2021 was approximately $175,000 and $130,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021, was approximately $452,000 and $386,000, respectively. No property, plant or equipment was disposed of during the nine months ended September 30, 2022 or the year ended December 31, 2021.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued research and development expenses	$4,282	$3,165
Accrued compensation expenses	5,655	6,344
Accrued professional & consulting expenses	3,321	1,855
Accrued other	31	41
Total accrued expenses	$13,289	$11,405

3. Related Party Transactions

Frazier is a principal stockholder of the Company. Previously, the Company conducted operations within office space controlled by Frazier and Frazier allocated a portion of the costs associated with this office space to the Company. In addition, Frazier paid for various goods and services, such as employee wages, insurance and expense reimbursements and various administrative services associated with the operations of the Company and charged the Company for those expenses. As of September 30, 2022 and December 31, 2021 the Company had outstanding accounts payable and accrued expenses due to Frazier in the amount of $0, related to these shared operating expenses. For the three months ended September 30, 2022 and 2021, the Company incurred $0, respectively, of shared operating expenses. For the nine months ended September 30, 2022 and 2021, the Company incurred $0 and $16,000, respectively, of shared operating expenses.

Frazier is a principal stockholder in PCI Pharma Services (“PCI”). In the third quarter of 2019, the Company engaged PCI for clinical manufacturing services. As of September 30, 2022 and December 31, 2021, the Company had $1.1 million and $1.7 million, respectively, outstanding accounts payable and accrued expenses related to these manufacturing services. For the three months ended September 30, 2022 and 2021, the Company incurred $0.1 million and $0.6 million, respectively, of expenses related to services performed by PCI. For the nine months ended September 30, 2022 and 2021, the Company incurred $0.5 million and $2.2 million, respectively, of expenses related to services performed by PCI.

Takeda became a common stockholder of the Company in connection with the May 2019 license agreement (see Note 4). In conjunction with this license, Takeda provides proprietary supplies for the Company’s ongoing clinical development of vonoprazan in addition to the exclusive license for the commercialization of vonoprazan in the United States, Canada and Europe. On May 5, 2020, the Company entered into a Commercial Supply Agreement, or the Commercial Supply Agreement, with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product or drug substance. Pursuant to the Commercial Supply Agreement, Takeda has agreed to supply the Company with, and the Company has agreed to purchase from Takeda, certain quantities of vonoprazan bulk drug product according to approved specifications at a fixed price per batch of bulk drug product in order to commercialize vonoprazan in accordance with the Takeda License. Unless terminated earlier, the term of the Commercial Supply Agreement extends for a period of two years from the date the Company places an order for bulk drug product or drug substance for the first commercial launch of vonoprazan in any jurisdiction in the licensed territory, provided that this two-year period will expire no later than December 31, 2023. The Commercial Supply Agreement will terminate immediately upon the termination of the Takeda License in accordance with its terms. In connection with the Takeda License, the Company entered into a temporary services agreement, or the Temporary Services Agreement, with Takeda on November 24, 2020. Pursuant to the Temporary Services Agreement, Takeda agreed to provide or procure the provision of services related to the ongoing clinical development of vonoprazan. The Temporary Services Agreement will terminate immediately upon termination of the Takeda License in accordance with its terms. As of September 30, 2022 and December 31, 2021, the Company had $1.4 million and $0.9 million, respectively, in outstanding accounts payable and accrued expenses related to these agreements. For the three months ended September 30, 2022 and 2021, the Company incurred $0 and $0.2 million, respectively, of expenses related to these agreements. For the nine months ended September 30, 2022 and 2021, the Company incurred $1.3 million and $0.4 million, respectively, of expenses related to these agreements. The Company has no remaining minimum purchase obligation related to these agreements.

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

In consideration of the Takeda License, the Company (i) paid Takeda $25.0 million in cash, (ii) issued Takeda 1,084,000 shares of its common stock at a fair value of $5.9 million, (iii) issued the Takeda Warrant to purchase 7,588,000 shares of its common stock at an exercise price of $0.00004613 per share at an initial fair value of $47.9 million, and (iv) issued a right to receive an additional common stock warrant, or, the Takeda Warrant Right, should Takeda’s fully-diluted ownership of the Company represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately before the closing of the Company’s IPO, with a nominal initial fair value due to the low probability of issuance. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of the IPO, and no additional warrant was issued. In addition, the Company is obligated to pay Takeda up to an aggregate of $250.0 million in sales milestones upon the achievement of specified levels of product sales, and a low double-digit royalty rate on aggregate net sales of licensed products, subject to certain adjustments. The Takeda Warrant had an exercise price of $0.00004613 per share was to expire on May 7, 2029 and became exercisable upon the consummation of the IPO. As of September 30, 2022, all Takeda Warrants have been exercised.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of approximately $3.8 million in the first 24-month period following the launch of the product. The Company has not incurred any expenses under the agreement during the nine months ended September 30, 2022 and 2021.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

5. Lease Commitments

As of September 30, 2022, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with remaining lease terms of 2.6 years and 2.9 years, respectively. All operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the three months ended September 30, 2022 and 2021 was approximately $0.3 million and $0.2 million, respectively. The total rent expense for the nine months ended September 30, 2022 and 2021 was approximately $0.7 million and $0.6 million, respectively.

The following table summarizes supplemental balance sheet information related to the operating leases (in thousands):

	September 30,	December 31,
	2022	2021
Assets:
Operating lease right-of-use assets	2,482	1,914
Total right-of-use assets	$2,482	$1,914

Liabilities:
Operating lease liabilities, current	685	487
Operating lease liabilities, non-current	1,247	1,183
Total operating lease liabilities	$1,932	$1,670

As of September 30, 2022, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2022	$163
2023	733
2024	752
Thereafter	513
Total minimum lease payments	$2,161

Less: amount representing interest	(229)
Present value of operating lease liabilities	1,932
Less: operating lease liabilities, current	(685)
Operating lease liabilities	$1,247

Weighted-average remaining lease term (in years)	2.69
Weighted-average incremental borrowing rate	7.73%

Operating cash flows for the nine months ended September 30, 2022 and 2021 included cash payments for operating leases of approximately $1.0 million and $0.5 million, respectively.

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

6. Debt

Total debt consists of the following (in thousands):

September 30, 2022
Long-term debt, current portion	$—
Long-term debt, non-current portion	103,585
Unamortized debt discount	(9,707)
Total debt, net of debt discount	$93,878

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

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million, or the Term Loan, under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100.0 million, all of which was funded to the Company on the Closing Date, or First Advance, (ii) a second tranche consisting of up to an additional $50.0 million, which became available to the Company upon achievement of the protocol-specified primary efficacy endpoints in the Company’s Phase 3 trial studying vonoprazan for the healing and maintenance of healing of erosive esophagitis with acceptable safety data, such that the results support the submission of a New Drug Application, or NDA, or supplemental NDA without the need to conduct another Phase 3 study and will be available, if specified conditions are met, through December 15, 2022, see amendment to later date below, (iii) a third and fourth tranches consisting of an additional total $50.0 million, which became available to the Company in May 2022 upon the achievement of (a) Food and Drug Administration, or FDA, approval of the Company’s NDA for vonoprazan and amoxicillin, or its New Drug Application for vonoprazan, amoxicillin and clarithromycin, in each case for an indication relating to the treatment of Helicobacter pylori, or H. pylori, with an approved indication on the claim that is generally consistent with that sought in the Company’s NDA submission; and (b) filing of the Company’s NDA or supplemental NDA for vonoprazan for indications relating to the healing and maintenance of healing of erosive esophagitis. The third and fourth tranches will remain available until September 30, 2023, and March 31, 2024, respectively.

On September 27, 2022, the Company entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the date the second tranche of funding of $50 million will remain available to the Company has been moved until either February 15, 2023 or, if the PDUFA target action date for the Company’s pending NDA is extended beyond the current PDUFA target action date, May 15, 2023, rather than December 15, 2022.

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

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or, each a Term Loan Advance and together, the Term Loan Advances. As of September 30, 2022, the aggregate final payment fee for the first Term Loan Advance of $7.5 million has been recorded as an other long-term liability.

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

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including a financial covenant requiring Phathom to maintain certain levels of cash subject to a control agreement in favor of the Agent (minus accounts payable not paid within 120 days of invoice), or Qualified Cash, and commencing on May 15, 2023, trailing three-month net product revenue from the sale of vonoprazan and products containing vonoprazan. The revenue covenant will be waived at any time in which the Company maintains Qualified Cash equal to at least 60.0% (prior to the Third Performance Milestone), and 35% (following the Third Performance Milestone) of the total outstanding Term Loan principal amount, or the Company’s market capitalization is at least $900.0 million. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by Hercules, as collateral agent. As of September 30, 2022, the Company was in compliance with all applicable covenants under the Loan Agreement.

Under the Second Loan Amendment, the commencement date for the covenant based on trailing three-month net product revenue from the sale of vonoprazan and products containing vonoprazan was moved from May 15, 2023, to November 15, 2023.

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

Future minimum principal and interest payments under the Term Loan, including the final payment fee, as of September 30, 2022 are as follows (in thousands):

Year ending December 31:
2022	$2,181
2023	9,119
2024	9,459
2025	31,833
2026	106,530
Total principal and interest payments	159,122
Less interest and final payment fee	(59,122)
Total term loan borrowings	$100,000

Prior to the Loan Agreement with Hercules, the Company had a loan with Silicon Valley Bank, or SVB, and approximately $54.3 million of the proceeds from the First Advance was used to satisfy in full and retire the Company’s indebtedness under the SVB Term Loan with SVB, including accrued interest through the payoff date.

During the three and nine months ended September 30, 2022, the Company recognized $3.4 million and $9.2 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Hercules Loan Agreement compared to $1.5 million and $4.0 million, respectively, for the same periods in 2021 in connection with the Hercules Loan Agreement and SVB Term Loan. As of September 30, 2022, the Company had outstanding loan balance of $103.6 million and accrued interest of $0.7 million.

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

During the nine months ended September 30, 2022, the Company received gross proceeds of $100.0 million before deducting transaction costs of $4.6 million, which resulted in net proceeds of $95.4 million.

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in the current and future financing expense. The carrying value of the revenue interest financing liability was $103.8 million as of September 30, 2022.

Total revenue interest financing liability consists of the following (in thousands):

September 30, 2022
Beginning liability balance	$—
Proceeds from the Revenue Interest Financing Agreement	100,000
Less: transaction costs	(4,554)
Less: royalty payments and payables	-
Plus: interest expense	8,349
Ending liability balance	$103,795

During the three and nine months ended September 30, 2022, the Company recognized $5.6 million and $8.3 million, respectively, of interest expense in connection with the revenue interest financing liability.

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

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending in March 2023. The fair value of the founder shares at the date the repurchase right was granted is being recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of September 30, 2022, 158,127 shares of common stock were subject to repurchase by the Company and the associated repurchase liability was not significant. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

In May 2019, the Company issued Takeda 1,084,000 shares of common stock in connection with the Takeda License.

For the period from January 1, 2019 to May 6, 2019, the Company issued 2,524,852 shares of common stock to various employees and consultants of the Company for aggregate proceeds of approximately $1,000. Upon issuance, these shares were subject to a repurchase option by the Company at the original purchase price of the shares. The repurchase rights generally lapse as to 25% of the shares on the first anniversary of the vesting commencement date, and the repurchase right lapses as to 1/48th of the shares each one-month period thereafter, subject to the purchaser remaining continuously an employee, consultant or director of the Company. In November 2019, the Company repurchased 17,560 shares at the original purchase price for an aggregate purchase price of $5.20. As of September 30, 2022, 318,902 shares remain available for repurchase by the Company and the associated repurchase liability was not significant.

On October 29, 2019, upon completion of the IPO, the Company sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share. The net proceeds were approximately $191.5 million, after deducting underwriting discounts, commissions and offering costs.

In November 2020, the Company entered into an Open Market Sale AgreementSM, or, the Sales Agreement, with Jefferies LLC, or, the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $125.0 million through the Sales Agent, or, the ATM Offering. Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. In September 2022, the Company sold 2,414,897 shares for net proceeds of approximately $24.6 million under the ATM offering after deducting $0.8 million of issuance costs. As of September 30, 2022, the Company has utilized $25.4 million of the available $125.0 million under the ATM Offering.

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

A summary of the Company’s unvested shares is as follows:

Unvested shares at December 31, 2021	1,144,809
Share vesting	(667,780)
Unvested shares at September 30, 2022	477,029

For accounting purposes, unvested shares of common stock are considered issued, but not outstanding until they vest.

Common stock reserved for future issuance consists of the following:

September 30, 2022
Common stock warrants	91,228
Stock options, PSUs and RSUs outstanding	6,880,160
Shares available for issuance under the 2019 Incentive Plan	1,056,415
Shares available for issuance under the ESPP Plan	752,938
Shares reserved for future issuance at September 30, 2022	8,780,741

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

2019 Incentive Award Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Existing Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Existing Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. As of September 30, 2022, 1,056,415 shares remain available for issuance, which reflects 2,584,868 of stock option, performance-based unit, or PSU, and restricted stock unit, or RSU, awards granted, and 285,737 of awards cancelled or forfeited, during the nine months ended September 30, 2022 as well as an annual increase of 1,582,802 shares authorized on January 1, 2022.

Performance-based Units

During 2020, the Company granted the initial PSUs whereby vesting depends upon the approval by the FDA of vonoprazan for H. pylori and then, or concurrent with, erosive esophagitis. In 2022, the Company granted an additional 37,500 PSUs to employees. As of September 30, 2022, the PSU milestones had not been achieved and no related compensation cost had been recognized. The following table summarizes PSU activity under the 2019 Incentive Award Plan during the nine months ended September 30, 2022.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2021	394,300	$32.23
Granted	37,500	20.06
Vested	-	-
Forfeited	(12,750)	36.01
Unvested balance at September 30, 2022	419,050	$31.03

As of September 30, 2022, there was approximately $13.0 million of related unrecognized compensation cost, which will be recognized upon vesting.

Restricted Stock Units

During 2022, the Company granted 855,437 RSUs with vesting over time. The following table summarizes RSU activity under the 2019 Incentive Award Plan during the nine months ended September 30, 2022.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2021	-	$-
Granted	855,437	10.79
Vested	-	-
Forfeited	(15,800)	13.82
Unvested balance at September 30, 2022	839,637	$10.73

As of September 30, 2022, the Company had $7.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors. As of September 30, 2022, 752,938 shares of common stock remain available for issuance, which includes the 89,098 shares sold to employees during the nine months ended September 30, 2022.

The ESPP is considered a compensatory plan, and for the three and nine months ended September 30, 2022, the Company recorded related stock-based compensation of $0.0 and $0.3 million, respectively, compared to $0.1 million and $0.3 million, respectively, for the same periods in 2021. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Nine Months Ended September 30,
	2022	2021
Assumptions:
Expected term (in years)	0.50	0.69
Expected volatility	68.59%	76.25%
Risk free interest rate	2.04%	0.09%
Dividend yield	-	-

The estimated weighted-average fair value of ESPP awards for the nine months ended September 30, 2022 and 2021, were $3.98 and $14.66, respectively. As of September 30, 2022, the total unrecognized compensation expense related to the ESPP was $236,000, which is expected to be recognized over a weighted-average period of approximately 3.5 months.

401(k) Plan

The Company established a 401(k) savings plan during the year ended December 31, 2020. The Company’s contributions to the plan are discretionary. During the three and nine months ended September 30, 2022, the Company incurred $0.2 million and $1.1 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods, compared to $0.1 million and $0.7 million, respectively, for the same periods in 2021. In August 2021, the Board of Directors approved a semi-annual discretionary match for 2021, which was settled by contributing 18,394 shares. In January 2022, the Board of Directors approved a second semi-annual discretionary match for 2021, which was settled by contributing 16,756 shares. In July 2022, the Board of Directors approved a semi-annual match for 2022, which was settled by contribution 84,784 shares.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	4,186,729	$27.53	8.43	$13,973
Options granted	1,691,931	14.75
Options exercised and shares vested	—	—
Options forfeited, expired or cancelled	(257,187)	29.79
Balance at September 30, 2022	5,621,473	$23.58	8.09	$4,290
Options exercisable as of September 30, 2022	2,262,491	$24.69	7.31	$2,631

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2022 was $8.46 per option. As of September 30, 2022, the Company had $42.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.0 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Nine Months Ended September 30,
	2022	2021
Assumptions:
Expected term (in years)	5.88	6.00
Expected volatility	66.01%	67.37%
Risk free interest rate	2.00%	0.65%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$1,418	$1,024	$3,876	$2,910
General and administrative expense	4,398	3,395	13,600	9,564
Total	$5,816	$4,419	$17,476	$12,474

9. Subsequent Event

On November 1, 2022, the Company announced the placement of the remaining $40 million in non-dilutive capital under its up to $300 million Revenue Interest Financing Agreement. This commitment provides an additional $15 million upon FDA approval of vonoprazan for treatment of EE and $25 million for achievement of a sales milestone.

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

In 2021 we reported topline data from two pivotal Phase 3 clinical trials for vonoprazan: one for the treatment of H. pylori infection (PHALCON-HP), and a second for the treatment of erosive GERD (PHALCON-EE), also known as erosive esophagitis, or EE. In April 2021, we reported positive topline data from PHALCON-HP, and in October 2021, we reported positive topline data from PHALCON-EE. In September 2021, we submitted new drug applications (NDAs) for two treatment regimens containing vonoprazan for the treatment of H. pylori infection, vonoprazan triple therapy (vonoprazan, amoxicillin, clarithromycin) and vonoprazan dual therapy (vonoprazan, amoxicillin), and in November 2021, the U.S. Food and Drug Administration, or FDA, accepted both NDAs for filing, granted each of them Priority Review, and assigned us a Prescription Drug User Fee Act (PDUFA) action date in May 2022. In addition, both of our H. pylori NDAs received qualified infectious disease product (QIDP) designations which provides a potential extension of any regulatory exclusivity awarded following approval. On May 3, 2022, we received FDA approval for vonoprazan triple therapy, under the brand name VOQUEZNA™ TRIPLE PAK™ and vonoprazan dual therapy, under the brand name VOQUEZNA™ DUAL PAK™, in each case for the treatment of H. pylori infection in adults. Further, in March 2022, we submitted an NDA for the use of vonoprazan as a treatment for adults for the healing of all grades of EE and relief of heartburn, and maintenance of healing of all grades of EE and relief of heartburn, which was accepted for filing by the FDA in May 2022, with a PDUFA action date of January 11, 2023. In August 2022, we announced that, consistent with current FDA recommendations for all chemically synthesized drug compounds such as vonoprazan, we had previously initiated post-approval testing to determine whether nitrosamine impurities were present in vonoprazan drug product. These tests showed trace levels of a nitrosamine impurity that is not described within the FDA guidance document entitled “Control of Nitrosamine Impurities in Human Drugs – Guidance for Industry.” We are continuing to work with the FDA to obtain approval of, and are prepared to implement an additional test method, specification, including proposed acceptable intake limit, and additional controls to address this impurity prior to releasing our first vonoprazan-based products to the market. These additional activities resulted in a delay of the planned VOQUEZNA™ TRIPLE PAK™ and VOQUEZNA™ DUAL PAK™ commercial launches. We currently expect commercial launch of these products, as well as, if approved, VOQUEZNA™ tablets for EE, in the first quarter of 2023.

We have also progressed our clinical development program in NERD. In February 2022, we reported positive topline data from a Phase 2 trial studying vonoprazan for on-demand treatment of NERD, and based on the positive results from this study are in discussions with FDA regarding a Phase 3 trial design for this novel dosing regimen. Also in February 2022, we commenced, and in October 2022, we completed, enrollment of patients in a Phase 3 trial studying vonoprazan, dosed on a once-daily basis, for the treatment of NERD with topline data for the primary endpoint expected in the first quarter of 2023 and topline results for the full trial expected later in 2023. Additionally, we plan to discuss with the FDA our proposed development plan to study vonoprazan as a treatment for eosinophilic esophagitis, or EoE.

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

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, conducting our clinical trials of vonoprazan, preparing applications for regulatory approval for vonoprazan and preparing for commercial launch. Our operations to date have been funded primarily through the issuance of convertible promissory notes, commercial bank debt, the proceeds from our initial public offering and our follow-on public offering. From our inception through September 30, 2022, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes, $100.0 million of debt, $100.0 million of revenue interest financing liability, net proceeds from our initial public offering of $191.5 million from the sale of 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share, after deducting underwriting discounts, commissions and offering costs, net proceeds of $88.6 million from the sale of 2,250,000 shares of common stock at a public offering price of $39.48 per share after deducting underwriting discounts and commissions, and an additional $0.2 million in offering costs, and the sale of 2,414,897 shares of common stock for net proceeds of approximately $24.6 million in its September 2022 issuance of common stock under the ATM Offering.

We have incurred net losses since our inception. Our net losses for the nine-month periods ended September 30, 2022 and 2021 were $142.7 million and $108.1 million, respectively. As of September 30, 2022, we had an accumulated deficit of $672.0 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities, and pre-commercialization activities. We expect our expenses and operating losses will increase substantially as we advance vonoprazan through additional clinical trials, seek further regulatory approval for vonoprazan, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, protect our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

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

We plan to continue to invest in research and development for the foreseeable future as we continue the development of vonoprazan. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials and nonclinical studies of vonoprazan or any future product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$55,495	$58,786	$(3,291)
General and administrative	70,303	43,254	27,049
Total operating expenses	125,798	102,040	23,758
Loss from operations	(125,798)	(102,040)	(23,758)
Other income (expense):
Interest income	845	35	810
Interest (expense)	(17,703)	(4,013)	(13,690)
Other (expense)	(20)	(2,039)	2,019
Total other (expense)	(16,878)	(6,017)	(10,861)
Net loss	$(142,676)	$(108,057)	$(34,619)

Research and Development Expenses. Research and development expenses were $55.5 million and $58.8 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $3.3 million consisted of a reduction of $4.0 million of expenses related to regulatory requirements and $3.0 million of clinical trial costs in 2022, partially offset by increase of $1.9 million of chemistry manufacturing and controls, or CMC, costs related to vonoprazan, and $1.8 million of personnel-related, consulting and other research expenses.

General and Administrative Expenses. General and administrative expenses were $70.3 million and $43.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $27.0 million was due to increases of $14.5 million in professional services expenses for commercial, medical affairs and other services, $11.7 million in personnel-related expenses, $2.5 million in legal and other expenses in 2022, partially offset by a $1.7 million reduction in consulting fees. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $16.9 million for the nine months ended September 30, 2022 consisted of interest expense under the Hercules Loan and Revenue Interest Financing Agreements, partially offset by interest income on deposits. Other expense of $6.0 million for the nine months ended September 30, 2021 consisted of $4.0 million of interest expense on outstanding commercial bank debt and $2.0 million of charges related to early extinguishment of debt.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$19,020	$16,608	$2,412
General and administrative	23,509	16,529	6,980
Total operating expenses	42,529	33,137	9,392
Loss from operations	(42,529)	(33,137)	(9,392)
Other income (expense):
Interest income	726	8	718
Interest (expense)	(9,277)	(1,485)	(7,792)
Other (expense)	(11)	(2,048)	2,037
Total other (expense)	(8,562)	(3,525)	(5,037)
Net loss	$(51,091)	$(36,662)	$(14,429)

Research and Development Expenses. Research and development expenses were $19.0 million and $16.6 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $2.4 million consisted of increases of $6.0 million of clinical trial cost, $0.6 million of chemistry manufacturing and controls, or CMC, costs related to vonoprazan, and $0.3 million of personnel-related costs and other research expenses, partially offset by a decrease of $4.5 million in expenses related to regulatory requirements.

General and Administrative Expenses. General and administrative expenses were $23.5 million and $16.5 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $7.0 million was due to increases of $3.5 million in personnel-related costs, $3.0 million in professional services expenses for commercial, medical affairs and other services, and $0.5 million of legal, consulting and other expenses. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $8.6 million for the three months ended September 30, 2022 consisted of interest expense under the Hercules Loan and Revenue Interest Financing Agreements, partially offset by interest income on deposits. Other expense of $3.5 million for the three months ended September 30, 2021 consisted of $2.0 million of charges related to early extinguishment of debt and $1.5 million interest expense on outstanding commercial bank debt.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2022, we had cash and cash equivalents of $196.8 million.

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

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million (the “Term Loan”) under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100.0 million, all of which was funded on the Closing Date (the “First Advance”), (ii) a second tranche consisting of up to an additional $50.0 million, which became available to us upon achievement of the protocol-specified primary efficacy endpoints in our Phase 3 trial studying vonoprazan for the healing and maintenance of healing of erosive esophagitis with acceptable safety data, such that the results support the submission of a New Drug Application (“NDA”) or supplemental NDA without the need to conduct another Phase 3 study and will be available, if specified conditions are met, through December 15, 2022, see amendment to later date below, (iii) a third and fourth tranches consisting of an additional total $50.0 million, which became available to us in May 2022 upon the achievement of (a) FDA approval of our NDA for vonoprazan and amoxicillin, or its NDA for vonoprazan, amoxicillin and clarithromycin, in each case for an indication relating to the treatment of H. pylori with an approved indication on the claim that is generally consistent with that sought in our NDA submission; and (b) filing of an NDA or supplemental NDA for vonoprazan for indications relating to the healing and maintenance of healing of erosive esophagitis. The third and fourth tranches will remain available until September 30, 2023, and March 31, 2024, respectively. We intend to use the proceeds of the Term Loan advances for working capital and general corporate purposes. In addition, approximately $54 million of the proceeds from the First Advance was used to satisfy in full and retire our indebtedness under its previously outstanding credit facility with Silicon Valley Bank (the “SVB Term Loan”).

On September 27, 2022, the Company entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the date the second tranche of funding of $50 million will remain available to the Company has been moved until either February 15, 2023 or, if the PDUFA target action date for the Company’s pending NDA is extended beyond the current PDUFA target action date, May 15, 2023, rather than December 15, 2022.

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

Under the Second Loan Amendment, the commencement date for the covenant based on trailing three-month net product revenue from the sale of vonoprazan and products containing vonoprazan was moved from May 15, 2023, to November 15, 2023.

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

At-the-Market-Offering

On November 10, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $125.0 million through the Sales Agent, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 which was filed on November 10, 2020 and declared effective by the SEC on November 16, 2020. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. In September 2022, the Company sold 2,414,897 shares for net proceeds of approximately $24.6 million under the ATM offering after deducting $0.8 million of issuance costs. As of September 30, 2022, the Company has utilized $25.4 million of the available $125.0 million under the ATM Offering.

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
•
delays and cost increases as a result of global supply chain disruptions, including, without limitation, as a result of the ongoing conflict in the Ukraine;
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

Including our existing cash and cash equivalents, together with the proceeds that are currently available to us under the Hercules Loan, we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(105,834)	$(107,195)	$1,361
Investing activities	(629)	(228)	(401)
Financing activities	120,042	44,545	75,497
Net increase (decrease) in cash	$13,579	$(62,878)	$76,457

Operating Activities

Net cash used in operating activities was approximately $105.8 million and $107.2 million for the nine months ended September 30, 2022 and 2021, respectively. The net cash used in operating activities for the nine months ended September 30, 2022 was due to approximately $111.0 million spent on ongoing research and development and general and administrative activities, partially offset by a $5.2 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $3.4 million increase in accounts payable and accrued expenses (including clinical trial expenses), a $2.3 million decrease in prepaid assets and other current assets, partially offset by a $0.5 million increase in other long-term assets. The net cash used in operating activities for the nine months ended September 30, 2021 was due to approximately $91.3 million spent on ongoing research and development and general and administrative activities and a $15.9 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $19.1 million decrease in accounts payable and accrued expenses (including clinical trial expenses), partially offset by a $3.2 million decrease in prepaid assets.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021, was primarily due to the cash we paid for acquiring property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was due to the net proceeds from the revenue interest financing liability and issuance of common stock under the ATM Offering. Net cash provided by financing activities for the nine months ended September 30, 2021 was due to net proceeds from the loan agreement with Hercules and issuance of common stock from exercise of stock options partially offset by the repayment of the SVB Term Loan.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the nine months ended September 30, 2022 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2021 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2021 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently depend entirely on the success of vonoprazan, which is contained in our only approved products and product candidate. If we are unable to successfully launch and commercialize vonoprazan, obtain additional, required regulatory approvals and advance the clinical development of vonoprazan in additional indications, or experience significant delays in doing so, our business will be materially harmed.

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

• making and/or maintaining arrangements with Takeda, Catalent, Sandoz, Evonik or any future third-party manufacturers for, or establishing, commercial manufacturing capabilities and receiving/importing commercial supplies approved by FDA and other regulators from Takeda, Catalent, Sandoz, Evonik or any future third-party manufacturer;

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

In August 2022, we announced that, consistent with current FDA recommendations for all chemically synthesized drug compounds such as vonoprazan, we previously initiated post-approval testing to determine whether nitrosamine impurities were present in vonoprazan drug product. These tests showed trace levels of a nitrosamine impurity that is not described within the FDA guidance document entitled “Control of Nitrosamine Impurities in Human Drugs – Guidance for Industry.” We are continuing to work with the FDA to obtain approval of, and are prepared to implement an additional test method, specification, including proposed acceptable intake limit, and additional controls to address this impurity prior to releasing our first vonoprazan-based products to the market. These additional activities resulted in a delay of the planned VOQUEZNA™ TRIPLE PAK™ and VOQUEZNA™ DUAL PAK™ commercial launches. We currently expect commercial launch of these products, as well as, if approved, VOQUEZNA™ tablets for EE, in the first quarter of 2023. If we are unable to obtain FDA approval for, or are unable to obtain approval for and implement, a test method, a specification and controls to maintain nitrosamine levels in vonoprazan drug product at or below the applicable acceptable intake limit, these product launches may be further delayed, and approval of our EE NDA may also be delayed, which could substantially increase our costs and delay or put at risk our ability to generate revenue and adversely affect our commercial prospects.

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful completion of clinical development, regulatory approval and commercialization of vonoprazan, including successfully addressing, to the FDA’s and the medical community’s satisfaction, the formation of nitrosamine impurities in commercial batches of vonoprazan drug product, which may be significantly delayed beyond our current expectations and may never occur. Although we have obtained marketing approval of two vonoprazan-based treatment regimens for one indication, we have not yet succeeded in launching and successfully commercializing vonoprazan. Any inability to obtain required, additional regulatory approvals for, or, if approved, successfully commercialize vonoprazan, would materially and adversely affect our business, financial condition, prospects and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1

3.2	Amended and Restated Bylaws	8-K	09/25/2020	3.1

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase shares of common stock issued to Takeda Company Limited, dated May 7, 2019	S-1	9/30/19	4.2

4.3	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.4	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.5	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

4.6	Description of Registered Securities	10-K	12/31/21	4.6

10.1†	Commercial Supply Agreement with Evonik Operations GmbH entered into on August 1, 2022				X

10.2	Second Amendment to the Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant.				X

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X

101.PRE	Inline XBRL Presentation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PHATHOM PHARMACEUTICALS, INC.

Date:	November 10, 2022	By:	/s/ Terrie Curran
Terrie Curran
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 10, 2022	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial and Business Officer
(Principal Financial and Accounting Officer)