Form 10-Q/A
period 2022-09-30
Phathom Pharmaceuticals, Inc.
filed 2022-11-09
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This quarterly filing is amended to correct the date on the signature page.

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

PHATHOM PHARMACEUTICALS, INC.

Date:	November 08, 2022	By:	/s/ Terrie Curran
Terrie Curran
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 08, 2022	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial and Business Officer
(Principal Financial and Accounting Officer)