Form 10-K
period 2022-12-31
Phathom Pharmaceuticals, Inc.
filed 2023-02-28
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $198.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $8.44 per share.

As of February 24, 2023, the registrant had 41,973,271 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PHATHOM PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2022

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

Item 1. Business

Overview

We are a biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our initial approved products, VOQUEZNA TRIPLE PAK™ and VOQUEZNA DUAL PAK™, and our current product candidate, VOQUEZNA™, contain vonoprazan, an oral small molecule potassium-competitive acid blocker, or PCAB. PCABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan is the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years, and has shown rapid, potent, and durable anti-secretory effects. Vonoprazan has also demonstrated clinical benefits over the current standard of care as a single agent in the treatment of erosive gastroesophageal reflux disease, or erosive GERD, and in combination with antibiotics for the treatment of Helicobacter pylori, or H. pylori, infection. Takeda Pharmaceutical Company Limited, or Takeda, developed vonoprazan and has received marketing approval in numerous countries in Asia and Latin America as well as Russia. Vonoprazan generated approximately $850 million in net sales in its seventh full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda.

In 2021 we reported positive topline data from two pivotal Phase 3 clinical trials for vonoprazan: one for the treatment of H. pylori infection, or PHALCON-HP, and a second for the treatment of erosive GERD, also known as erosive esophagitis or EE, PHALCON-EE. In April 2021, we reported positive topline data from PHALCON-HP, and in October 2021, we reported positive topline data from PHALCON-EE. These data are supplemented by the extensive existing clinical data generated by Takeda as part of their development program for vonoprazan in Japan and other markets. In September 2021, we submitted two new drug applications, or NDAs, for combination packs that contain vonoprazan for the treatment of H. pylori infection in adults, one in combination with amoxicillin and clarithromycin (vonoprazan triple therapy) and the other in combination with amoxicillin alone (vonoprazan dual therapy). In May 2022, the U.S. Food and Drug Administration, or FDA, approved the NDAs for vonoprazan triple therapy, under the brand name VOQUEZNA TRIPLE PAK, and vonoprazan dual therapy, under the brand name VOQUEZNA DUAL PAK. Prior to these approvals, in May 2021, we received qualified infectious disease product, or QIDP, designations for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, which, upon approval of these products, added five years of regulatory exclusivity to the five years of new chemical entity, or NCE, exclusivity for vonoprazan to which these products were, and future products we develop containing vonoprazan will be, entitled.

In March 2022, we submitted an NDA for vonoprazan as a treatment for adults for the healing of all grades of erosive GERD, maintenance of healing of all grades of erosive GERD, and relief of heartburn associated with erosive GERD. If approved, we expect to market the product under the brand name VOQUEZNA. In August 2022, prior to the launch of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, we announced that, consistent with current FDA Guidance for Industry: Control of Nitrosamine Impurities in Human Drug Products, we initiated testing to determine whether nitrosamine impurities were present in our initial commercial drug product for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. These tests revealed trace levels of a nitrosamine impurity, N-nitroso-vonoprazan, or NVP, that is not described within the FDA Guidance document. In January 2023, we announced that, although the FDA established an acceptable daily intake, or AI, for NVP at 96 ng/day, the FDA (Division of Gastroenterology) advised us that it would not be acting on our erosive GERD NDA on or prior to the Prescription Drug User Fee Act, or PDUFA, target action date of January 11, 2023. Rather, the FDA requested additional stability data demonstrating that the levels of NVP will remain at or below the AI throughout the proposed shelf life of the product. In February 2023, we received complete response letters from the FDA relating to our erosive GERD NDA and post approval supplement relating to our approved H. pylori NDAs, both of which address specifications and controls for NVP. These letters formalized FDA’s prior request that we provide additional stability data to demonstrate that levels of NVP will remain at or below the AI throughout the proposed shelf life of the product. No additional deficiencies were cited by the FDA in either letter. We have scheduled a meeting with the FDA in March of 2023 to discuss our resubmission plan and timeline. If we are unable to demonstrate to the FDA that we will be able to maintain NVP levels at or below the AI, launches of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL

PAK will be further delayed and approval of our erosive GERD NDA will continue to be delayed, which could substantially increase our costs and delay or put at risk our ability to generate revenue and adversely affect our commercial prospects.

Also in January 2023, we reported positive topline results from PHALCON-NERD-301, a Phase 3 study evaluating the efficacy and safety of vonoprazan for the daily treatment of adults with symptomatic non-erosive gastroesophageal reflux disease, or non-erosive GERD. This study will continue through a 20-week extension period to evaluate long term safety and efficacy before its completion. We are also in discussions with the FDA regarding the design of a Phase 3 trial to evaluate the novel dosing regimen of vonoprazan as an as needed treatment for episodic heartburn relief in patients with non-erosive GERD, a dosing regimen not approved in the United States for proton pump inhibitors. This trial would constitute our fourth Phase 3 trial for vonoprazan. In February 2022, we reported positive topline results from PHALCON-NERD-201, the Phase 2 study evaluating proof-of-concept efficacy from this novel dosing regimen.

We plan to independently commercialize vonoprazan in the United States. In addition, we plan to seek commercial partnerships for vonoprazan in Europe and Canada, expand development of vonoprazan into other indications, dosing regimens and alternative formulations and packaging, and in-license or acquire additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner.

GERD and H. pylori infection are two of the most common acid-related GI diseases and impact millions of people. The prevalence of GERD is estimated to be 20% of the U.S. population and 15% of the population in the five major countries in Europe (France, Germany, Italy, Spain and the United Kingdom) (collectively, the “EU5”). GERD is a disease that develops when the reflux of acidic stomach contents causes troublesome symptoms and/or complications. Approximately 30% of GERD patients have erosive GERD. H. pylori is a bacterial pathogen that infects approximately 35% of the U.S. population and 45% of the EU5 population. As a result of the chronic inflammation induced by H. pylori infection, approximately 20% of infected patients will develop a range of pathologies, including dyspepsia, peptic ulcer disease, gastric cancer, and mucosa-associated lymphoid tissue (MALT) lymphoma.

Over the last thirty years, the proton pump inhibitor, or PPI, class, has been the standard of care for the treatment of acid-related GI diseases. PPIs are generally used as a single agent for the treatment of GERD and in combination with antibiotics for the treatment of H. pylori infection. The PPI class includes drugs such as Prilosec (omeprazole), Nexium (esomeprazole), and Prevacid (lansoprazole). Prior to the introduction of generic and over-the-counter, or OTC, alternatives, annual PPI class sales reached approximately $12.5 billion in the United States, with peak sales for individual brands of approximately $3.7 billion for Prilosec, $3.5 billion for Nexium, and $3.4 billion for Prevacid.

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

Vonoprazan has demonstrated clinical advantages over the PPI lansoprazole in the treatment of erosive GERD and H. pylori infection in completed Phase 3 clinical trials conducted in the United States and Europe, including:

•
faster and more complete healing of erosive GERD in patients with moderate to severe disease;
•
more durable healing of erosive GERD in patients with all grades of disease;
•
higher H. pylori eradication rates in combination with antibiotics compared to standard of care triple therapy; and
•
more flexible dosing, including dosing independent of food and time of day

Moreover, we believe that vonoprazan’s anti-secretory mechanism has the potential to contribute to additional clinical advantages over PPIs such as rapid symptom relief through as needed dosing in the treatment of patients with non-erosive GERD.

Erosive GERD. Our NDA seeking approval of vonoprazan, under the brand name VOQUEZNA, for the treatment of adults with erosive GERD was based on the results from PHALCON‑EE, our Phase 3 clinical trial conducted in the United States and Europe. This trial assessed vonoprazan versus lansoprazole in the healing and maintenance of healing of adult patients with erosive GERD. In PHALCON-EE, vonoprazan met its primary healing endpoint demonstrating non-inferiority to lansoprazole in the number of patients who showed complete healing of erosive GERD after eight weeks of treatment. Further, in a pre-specified secondary endpoint, vonoprazan demonstrated superior healing after two weeks of treatment in patients with moderate to severe erosive GERD compared to lansoprazole. After two weeks of treatment, 70% of patients with moderate to severe erosive GERD were healed after treatment with vonoprazan versus 53% with lansoprazole (p=0.0008). In the maintenance phase of the trial both doses of vonoprazan (10 mg and 20 mg) met the primary endpoint of non-inferiority compared to lansoprazole in the number of all patients who maintained healing of erosive GERD through week 24. Further, both vonoprazan doses also met a pre-specified secondary endpoint demonstrating superiority of maintenance of healing versus lansoprazole (79% for vonoprazan 10 mg, 81% for vonoprazan 20 mg compared to 72% for lansoprazole 15 mg) (p<0.0001 for both non-inferiority comparisons; p=0.0436 for vonoprazan 10 mg superiority comparison; p=0.0272 for vonoprazan 20 mg superiority comparison). Both vonoprazan doses also met the pre-specified secondary endpoint of demonstrating superiority of the percentage of patients with moderate-to-severe disease who maintained healing of erosive GERD through week 24 (75% vonoprazan 10 mg, 77% vonoprazan 20 mg v. 61% lansoprazole 15 mg) (p=0.0490 for vonoprazan 10 mg superiority comparison; p=0.0196 for vonoprazan 20 mg superiority comparison).

In PHALCON-EE, vonoprazan 20 mg met the secondary endpoint of showing non-inferiority to lansoprazole 30 mg in the mean percentage of 24-hour heartburn free days over the healing period, and both vonoprazan doses met the secondary endpoint of showing non-inferiority to lansoprazole 15 mg in the mean percentage of 24-hour heartburn free days over the maintenance period. Finally, vonoprazan 20 mg was also compared to lansoprazole 30 mg in a superiority test for onset of sustained resolution of heartburn by day three of the healing phase but did not achieve statistical significance (p=0.2196).

A p-value is the probability that the reported result was achieved purely by chance, such that a p-value of less than or equal to 0.05 or 0.01 means that there is a 5.0% or 1.0% or less probability, respectively, that the difference between the control group and the treatment group is purely due to chance. A p-value of 0.05 or less typically represents a statistically significant result.

The results from PHALCON-EE were consistent with the results of four Phase 3 clinical trials previously conducted by Takeda, two in each of Japan and China, assessing vonoprazan versus lansoprazole in the healing and maintenance of healing of erosive GERD in which vonoprazan met its primary endpoint in demonstrating non-inferiority to lansoprazole.

Symptomatic non-erosive gastroesophageal reflux disease. In PHALCON-NERD-301, a Phase 3 study evaluating the efficacy and safety of vonoprazan for the daily treatment of adults with non-erosive GERD, both doses of vonoprazan (10 mg and 20 mg) met the primary endpoint evaluating the mean percentage of 24-hour heartburn -free days through week four by demonstrating statistical significance versus placebo (mean 46.4% vonoprazan 10 mg, 46.0% vonoprazan 20 mg, compared to 27.5% for placebo; p<0.0001 for both vonoprazan 10 mg and 20 mg versus placebo). The median percentage of 24-hour heartburn-free days was 48.3%, 46.7% and 17.0% for vonoprazan 10 mg, vonoprazan 20 mg, and placebo, respectively. We anticipate full results from this trial will be available in the second half of 2023 after the completion of the 20-week extension period, which is currently ongoing to further evaluate the safety and efficacy of both doses of vonoprazan after six months of continuous use. Pending receipt of these results, we expect to submit an application to the FDA in the second half of 2023 seeking approval of vonoprazan as a daily treatment of adults with non-erosive GERD.

In PHALCON-NERD-201, a Phase 2 study evaluating three doses of vonoprazan (10 mg, 20 mg, and 40 mg) as an as needed therapy for relief of episodic heartburn in subjects with non-erosive GERD, all three vonoprazan doses successfully met the primary endpoint evaluating the percentage of heartburn episodes completely relieved within three hours with relief sustained for over 24 hours and were statistically significant (p<0.0001) when compared to placebo. Within three hours, vonoprazan 10 mg, 20 mg, and 40 mg achieved complete and sustained relief in 56.0%, 60.6% and 70.0% of evaluable heartburn episodes, respectively, as compared to 27.3% of episodes for placebo. An evaluable heartburn episode is a heartburn episode for which the participant completes a minimum of one timed assessment after taking study medication.

Further, based on the positive PHALCON-NERD-201 results, we are in discussions with the FDA regarding the design of a Phase 3 trial, which would be our fourth Phase 3 trial for vonoprazan, to evaluate the novel dosing regimen of vonoprazan as an as needed treatment for episodic heartburn relief in patients with non-erosive GERD, a dosing regimen not approved in the United States for PPIs.

H. pylori. The FDA’s approval of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK was based on the results from PHALCON-HP, our Phase 3 clinical trial in the United States and Europe studying two vonoprazan-based treatment regimens for the eradication of H. pylori infection, both of which successfully met their primary endpoints and all secondary endpoints. The trial studied vonoprazan triple therapy and vonoprazan dual therapy compared to lansoprazole in combination with amoxicillin and clarithromycin, or lansoprazole triple therapy. The objective of the PHALCON-HP trial was to compare eradication rates in all treated subjects as well as in two pre-identified subgroups of patients: those patients with clarithromycin resistant strains of H. pylori, and those patients who did not have clarithromycin or amoxicillin resistant strains of H. pylori. For regulatory purposes, the primary endpoint of this study was a non-inferiority comparison in the non-resistant subgroup for each of vonoprazan triple therapy and vonoprazan dual therapy compared to lansoprazole triple therapy.

In PHALCON-HP, both vonoprazan-based regimens successfully met their primary endpoints. In the modified intent-to-treat (mITT) population, H. pylori eradication rates were 84.7% for vonoprazan triple therapy and 78.5% for vonoprazan dual therapy compared to 78.8% with lansoprazole triple therapy (p<0.0001 and p=0.0073, respectively, for non-inferiority). In the pre-specified per protocol population, a subset of the mITT population comprised of patients who were protocol compliant, H. pylori eradication rates were 90.4% with vonoprazan triple therapy and 81.2% with vonoprazan dual therapy compared to 82.1% with lansoprazole triple therapy (p<0.0001 and p=0.0155, respectively, for non-inferiority).

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

Among all patients, the H. pylori eradication rate of vonoprazan dual therapy was superior to that of lansoprazole triple therapy in both the mITT population (77.2% vs. 68.5%; p=0.0127) and the per protocol population (81.1% vs. 70.0%; p=0.0027). The H. pylori eradication rate of vonoprazan dual therapy was also superior to that of lansoprazole triple therapy in the subset of patients with H. pylori strains resistant to clarithromycin in both the mITT population (69.6% vs. 31.9%; p<0.0001) and the per protocol population (79.5% vs. 29.0%; p<0.0001).

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

Our management team has deep expertise in developing GI therapeutics, including anti-secretory agents, and direct experience developing vonoprazan at Takeda. Our Chief Executive Officer, Terrie Curran, has more than 20 years of experience in the biopharmaceutical industry. Ms. Curran served as President, Global Inflammation and Immunology (I&I) Franchise and as a member of the Executive Committee at Celgene Corporation from 2017 to 2019. Ms. Curran joined Celgene in 2013 as the U.S. Commercial Head of the I&I Franchise, where she built the capabilities and recruited the teams that executed the successful launch of OTEZLA, which was sold to Amgen in November 2019 for $13.4 billion.

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

Our Strategy

Our mission is to improve the lives of people suffering from gastrointestinal diseases. Our strategy is initially focused on developing and commercializing vonoprazan as a first-in-class PCAB in the United States for the treatment of acid-related GI diseases. Key elements of this strategy include:

•
Obtain marketing approval of VOQUEZNA for treatment of erosive GERD and initiate commercial launch of VOQUEZNA, VOQUEZNA TRIPLE PAK and DUAL PAK in the U.S. In May 2022, the FDA approved VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for the treatment of H. pylori infection in adults. In February 2023, we received complete response letters from the FDA relating to our erosive GERD NDA and post approval supplement relating to our approved H. pylori NDAs, both of which address specifications and controls for NVP. We have scheduled a meeting in March 2023 with the FDA to discuss our resubmission plan and timeline. Following potential approval of resubmissions and launch, we expect all our approved products containing vonoprazan will benefit from a 10-year period of marketing exclusivity that commenced upon approval of our initial products for H. pylori infection in May 2022. This 10-year period of exclusivity is the result of vonoprazan being approved as new chemical entity, or NCE, which provided a five-year period of marketing exclusivity for all our products containing vonoprazan commencing with approval of VOQUEZNA TRIPLE PAK and DUAL PAK in May 2022. And, because those products received QIDP designations, the five-year NCE period of marketing exclusivity for all our products containing vonoprazan was automatically extended by five years, until May 2032.
•
Advance the clinical development of vonoprazan in non-erosive GERD and seek marketing approval. Symptomatic non-erosive gastroesophageal reflux disease, or non-erosive GERD, is a major subcategory of GERD and is characterized by reflux-related symptoms in the absence of esophageal mucosal erosions. We are pursuing development of vonoprazan for treatment of non-erosive GERD as both an as needed and once-daily therapy. In January 2023, we reported positive topline results for the primary endpoint of PHALCON-NERD-301, a Phase 3 study evaluating the efficacy and safety of vonoprazan for the daily treatment of non-erosive GERD in adults. We are also in discussions with the FDA regarding the design of a Phase 3 trial in order to evaluate the novel dosing regimen of vonoprazan as an as needed treatment for episodic heartburn relief in patients with non-erosive GERD, a dosing regimen not approved in the U.S. for PPIs. The pursuit of this novel dosing regimen is supported by the positive topline results we reported in February 2022 for PHALCON-NERD-201, a Phase 2 study evaluating various doses of vonoprazan and placebo as an as needed treatment for adults with non-erosive GERD.
•
Commercialize vonoprazan in the United States. We plan to independently commercialize VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK, and if approved, VOQUEZNA, in the United States by building a leading gastroenterology commercial infrastructure to support the adoption of vonoprazan. We believe we can successfully commercialize these products in the United States with a focused sales force targeting prescribers of treatments for H. pylori and GERD, particularly gastroenterologists. Prescriptions for treatments for H. pylori and GERD are both highly concentrated, with approximately 76% of prescriptions in H. pylori and 65% of prescriptions in erosive GERD being written by 10% of the PPI prescribers. We believe we have an opportunity to achieve significant share of voice and exposure to physicians given the scarcity of actively marketed anti-secretory medicines. Given the limitations of PPIs and current unmet need, we believe the commercial opportunity for VOQUEZNA, VOQUEZNA TRIPLE PAK and DUAL PAK is substantial.
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

•
Further expand the development of vonoprazan across indications, dosing regimens, and alternative formulations and packaging. In addition to both daily and as needed dosing for the treatment of symptoms related to non-erosive GERD, we plan to pursue vonoprazan lifecycle extension strategies in areas with clear unmet need, clinical rationale, and commercial justification. For example, we are planning discussions with the FDA on our proposed development plan to study vonoprazan as a treatment for eosinophilic esophagitis, or EoE. These strategies may include: (i) potential indications in addition to EoE, including treatment of gastric and duodenal ulcers, and Barrett’s esophagus; and (ii) alternative formulations and packaging, such as orally disintegrating tablets and other oral dosage forms for patients with difficulty swallowing, and an intravenous formulation for in-hospital applications. Additionally, we believe that vonoprazan has the ideal profile for an OTC product because of the potential for as needed symptom relief and a well-tolerated safety profile.
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

GI diseases where treatment is related to acid control, such as GERD, peptic ulcer disease, Zollinger Ellison syndrome, and H. pylori infection, are significant medical problems because of their high prevalence, chronic nature and clinical sequelae. GERD results from the effects of acid on compromised mucosal defenses in the gastrointestinal tract. The reflux of gastric acid into the esophagus produces frequent and/or severe heartburn, indigestion, and reflux symptoms. Chronic GERD may damage esophageal tissue and progress to more severe diseases including erosive GERD, Barrett’s esophagus, and esophageal cancer. GERD and related diseases are associated with impaired quality of life and substantial costs to the healthcare system given their chronic nature and sequelae. In H. pylori infection, gastric acid limits the effectiveness of antibiotics used to eradicate infection. Chronic H. pylori infection can lead to dyspepsia, peptic ulcer disease, gastric cancer, and mucosa-associated lymphoid tissue (MALT) lymphoma.

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

Prevalence of GERD and H. pylori Infection

Treatments

Treatments of acid-related GI diseases aim to provide relief of acute symptoms, healing of damaged tissue, and prevention of long-term clinical sequelae associated with chronic acid exposure. Gastric acidity is measured by the pH scale, a logarithmic scale where 7.0 describes a neutral state and lower levels indicate a higher level of acidity. The pH of the stomach typically ranges from 1.5 to 3.5. In patients with acid-related GI diseases, increasing gastric pH has been shown to improve mucosal healing rates and provide more rapid symptom relief for patients. For example, the duration of time that intra-gastric acidity is greater than pH 3.0 correlates with the healing of duodenal and gastric ulcers, and pH greater than 4.0 is correlated with the healing of erosive GERD. Similarly, in patients with H. pylori infection, a more neutral gastric pH of 6.0 to 8.0 preserves antibiotic function and is optimal for successful eradication.

Drug-induced gastric acid suppression is a key component of the management of acid-related GI diseases. Three classes of drugs with distinct mechanisms of action are principally used for treatment in the United States and Europe: antacids, histamine receptor antagonists, or H2RAs, and PPIs.

Antacids

Antacids, first commercially available in the 1930s, directly neutralize gastric acid to raise intra-gastric pH and can alleviate intermittent, mild symptoms of acid-related GI diseases, such as heartburn, but they are only effective for a short duration and require frequent administrations per day. In addition, antacids do not significantly help heal or prevent complications of acid-related diseases. Antacids include commonly known OTC products, such as Alka-Seltzer, Pepto-Bismol, Rolaids, and TUMS.

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

Given this improved pharmacodynamic profile, PPIs demonstrated improved clinical symptom relief and healing over H2RAs. In a meta-analysis of results from 33 randomized clinical trials with over 3,000 GERD patients, a reduction in symptoms was achieved in 83% of patients taking PPIs versus 60% of those on H2RAs. In a second meta-analysis, the eight-week healing rate in patients with erosive GERD was 82% for PPIs versus 52% for H2RAs.

The PPI class is currently the first-line treatment of acid-related GI diseases. Prior to the introduction and adoption of generic and OTC alternatives, annual PPI class sales reached approximately $12.5 billion in the United States, with peak sales for individual brands of approximately $3.7 billion for Prilosec, $3.5 billion for Nexium, and $3.4 billion for Prevacid. As recently as 2015, the last branded PPI, Dexilant (dexlansoprazole), reached approximately $530 million in sales in the United States despite limited differentiation from other PPIs. While Dexilant demonstrated a modest improvement in time above pH 4.0 compared to other PPIs, the approved dose did not demonstrate consistent superiority in Phase 3 trials against other PPIs for the healing of erosive GERD and has not been tested against PPIs in other indications. We believe that the commercial success of Dexilant highlights the value to physicians and patients of even incremental improvements over other PPIs.

History of Pharmaceutical Agents for Control of Gastric Acid

PPI Limitations

While PPIs provide clinically meaningful symptom relief and healing for millions of patients suffering from acid-related GI diseases, they are inadequate for many patients. The suboptimal anti-secretory profile of PPIs results in slow onset of symptom relief, breakthrough nighttime or postprandial heartburn, and treatment failure. A recent population-based survey with over 70,000 participants in the United States showed that 55% of patients who reported having GERD symptoms were taking PPIs, with 68% taking them daily, and 54% of those daily PPI users reporting persistent symptoms. This is consistent with earlier studies that have shown that approximately 15% to 45% of GERD patients are inadequately treated with PPIs, experiencing persistent, troublesome symptoms, such as heartburn and regurgitation. In approximately two-thirds of symptomatic GERD patients, reflux symptoms are not adequately controlled after the first dose of a PPI, and nearly 50% of patients still suffer from symptoms three days later. Given these limitations, more than 20% of GERD patients on PPI therapy take their PPI twice daily, which is not FDA approved, or purchase OTC heartburn treatments in addition to their prescription medicine. In a survey of approximately 1,000 GERD patients and 1,000 physicians, approximately one third of GERD patients reported persistent symptoms and were dissatisfied with PPI therapy and 35% of physicians perceived patients as somewhat satisfied to completely dissatisfied with PPI treatment. In addition, in a real world study conducted in 2020 and 2021 evaluating the perspectives and unmet needs of over 400 physicians and patients in the U.S. in the management of acid related disorders, fewer than one-third of the physician participants were satisfied with current treatment options for their patients. Moreover, fewer than 50% of patients in the study reported they were satisfied with their current treatment.

In patients with more severe grades of erosive GERD, studies with PPIs have reported failure rates of healing of esophageal erosions exceeding 25%. Additionally, recurrence of erosions is common in healed erosive GERD patients receiving maintenance PPI therapy. One study reported recurrence in 15% to 23% of patients with less severe erosive GERD and 24% to 41% of patients with more severe erosive GERD. We believe that these limitations of PPIs are in part driven by their mechanism of action and pharmacokinetics.

Mechanistic Differences Between PPIs and Vonoprazan

PPIs

After oral dosing, PPIs reach the gastric parietal cells through the bloodstream. PPIs are prodrugs that are converted to their active form in the acidic environment of the secretory canaliculus of the parietal cell but degrade quickly because their active form is unstable in acid. For example, the half-life of omeprazole (Prilosec) is less than 10 minutes at pH 2.0. The active form of a PPI blocks acid production by covalently binding to active proton pumps that have moved to the surface of the secretory canaliculi after activation of the parietal cell with stimuli, such as a meal. Because PPIs bind only to actively secreting pumps, it is generally recommended that they be administered 30 to 60 minutes before a meal to achieve maximal efficacy. Once covalently bound to the proton pumps, the active PPI molecule is no longer available to bind to newly synthesized or activated proton pumps. Furthermore, given the relatively short plasma half-life of most PPIs of one to two hours, resupply of additional PPI molecules from the bloodstream is limited, and newly activated pumps are not inhibited. Due to this profile, PPIs must be dosed over several days to inhibit enough proton pumps to increase gastric pH to a clinically meaningful threshold. Moreover, PPIs have a limited window of efficacy leading to incomplete acid suppression over the 24-hour dosing interval. In addition, PPIs are primarily metabolized by CYP2C19, an enzyme which has significant interpatient metabolic variability based on genotype. As a result, PPI exposure levels in some patients may not achieve target levels, potentially reducing clinical efficacy.

Vonoprazan

Vonoprazan, a PCAB, has a differentiated mechanism of action relative to PPIs. Vonoprazan is designed to selectively concentrate in the parietal cell in both the resting and stimulated states. In contrast to most PPIs, vonoprazan does not require gastric acid for activation, remains stable in the presence of gastric acid, binds to the active proton pumps in a noncovalent and reversible manner, remains associated with the active and inactive proton pumps, and remains in the secretory canaliculus where it continues to inhibit acid secretion over an extended period. Vonoprazan’s prolonged effect is also maintained through a slow dissociation rate from the proton pumps and resupply from the bloodstream due to its seven-hour half-life. These characteristics allow vonoprazan to rapidly achieve target 24-hour acid suppression within two hours of a single dose, unlike PPIs that require three to five days to achieve stable acid suppression. In addition, vonoprazan is primarily metabolized by CYP3A4/5, an enzyme which has less genetic variability than CYP2C19, and may exhibit more consistent activity than PPIs across U.S. and European populations.

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

Vonoprazan Pharmacodynamics vs. PPIs

Vonoprazan’s more rapid, potent, and durable anti-secretory effects versus the PPI lansoprazole (Prevacid®) were demonstrated in a randomized, open-label, crossover clinical trial comparing 20 mg of once daily, or QD, vonoprazan to 30 mg QD of lansoprazole for 7 days in 41 healthy volunteers. As shown below, vonoprazan had a significantly higher 24-hour holding time ratio than lansoprazole for pH>4.0 on Day 1 (62.4% vs. 22.6%) and Day 7 (87.8% vs. 42.3%) and for pH>6.0 on Day 1 (33.1 vs. 7.4) and Day 7 (62.5% vs. 16.4%). Mean 24-hour intragastric pH for vonoprazan and lansoprazole was 4.6 and 2.8, respectively, on Day 1, and 5.9 and 3.8, respectively, on Day 7. Gastric pH levels are measured on a logarithmic scale from 0.0 to 14.0, in which each point represents a 10-fold change in acidity and higher pH values represent less acidity. In this study, vonoprazan maintained an average pH approximately two points higher than lansoprazole at Day 7.

Improved Onset and Potency of pH Control of Vonoprazan vs. Lansoprazole at Day 1 and Day 7

This improved potency and duration of pH control with vonoprazan, as measured by 24-hour pH hold time and time above pH 4.0, was evident not only at Day 1, but also at Day 7 when lansoprazole had reached its steady state (see table below).

24-hr Hold Time > pH 4.0 and Mean pH of Vonoprazan vs. Lansoprazole at Day 1 and Day 7

Vonoprazan demonstrated similarly greater time above pH 4.0 versus the PPI esomeprazole (Nexium) in a randomized, open-label, crossover clinical trial comparing 20 mg QD vonoprazan to 20 mg QD of esomeprazole in 20 healthy volunteers. In that trial, greater duration of pH control with vonoprazan, as measured by time above pH 4.0 was observed both on Day 1 and Day 7 (see table below).

24-hr Hold Time > pH 4.0 of Vonoprazan vs. Esomeprazole at Day 1 and Day 7

Vonoprazan for the Potential Treatment of Acid-Related GI Diseases

Given the shortcomings of PPI therapy, we believe that there is a significant unmet medical need for a safe and effective anti-secretory agent with rapid, potent, and durable effects. In May 2022, we received FDA approval for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, each for the treatment of H. pylori infection in adults. In March 2022, we submitted an NDA seeking approval of vonoprazan, under the brand name VOQUEZNA, for the treatment of erosive GERD in adults. At present, have been unable to initiate commercial launch of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, or obtain FDA approval of VOQUEZNA due to the presence of trace levels of a nitrosamine impurity detected in our intended commercial drug product. Before we developed and obtained our initial approvals for products containing vonoprazan in the United States, vonoprazan was developed in markets outside of the United States by Takeda through an extensive clinical program, including 19 Phase 3 clinical trials. As of December 2022, over 9,000 subjects were exposed to vonoprazan in completed and ongoing clinical trials. Vonoprazan received marketing approval in Japan in late 2014 and generated approximately $850 million in net sales in its seventh full year on the market in Japan.

Vonoprazan in GERD

Based on the significant unmet medical need, previous Phase 3 trial results from Japan and elsewhere in Asia, and commercial potential, we have prioritized the development and commercialization of vonoprazan in GERD, specifically for:

•
the healing of erosive GERD and relief of associated heartburn; and
•
the maintenance of healing of erosive GERD and relief of associated heartburn.

In January 2023, we also reported positive topline data for the primary endpoint from our first Phase 3 trial for vonoprazan as a once-daily treatment for patients with non-erosive GERD.

GERD Disease Overview

GERD is one of the most prevalent diseases of any kind and is the most prevalent GI disease, affecting approximately 20% of the U.S. population and approximately 15% of the European population. We estimate there are approximately 65 million individuals with GERD in the United States and 50 million individuals with GERD in the EU5. GERD is a disease that develops when the reflux of acidic stomach contents into the esophagus causes troublesome symptoms and/or complications. The term covers a spectrum of diseases, the main categories of which are erosive GERD, or EE, and non-erosive reflux disease, or non-erosive GERD. These diseases are detailed below:

•
Erosive GERD: Approximately 30% of GERD patients have erosive GERD, which is classified by erosions in the gastric mucosa caused by acidic reflux of stomach contents into the esophagus. Erosive GERD is commonly graded by the Los Angeles (LA) classification system, which characterizes the extent of erosions in the esophagus and is graded on a scale of increasing severity from A to D, with D being the most severe. Approximately 20% to 30% of erosive GERD patients have moderate-to-severe disease with LA grade C or D erosions. Erosive GERD can have serious consequences. If left untreated, esophagitis may develop into peptic stricture, Barrett’s esophagus or esophageal cancer.
•
Symptomatic non-erosive gastroesophageal reflux disease (non-erosive GERD): Approximately 70% of GERD patients have non-erosive GERD, which is classified by an endoscopically normal esophagus, but abnormal gastric acid exposure in the esophagus and persistent symptoms.

GERD patients typically present with heartburn and reflux symptoms. Based on these symptoms, patients are typically treated first-line with PPIs prior to a diagnostic endoscopy for specific disease classification of erosive GERD or non-erosive GERD. Clinical guidelines suggest that endoscopy be performed in patients who continue to have symptoms despite a four- to-eight-week course of daily PPIs or have alarm symptoms, including GI bleeding, anemia, weight loss, chest pain, or difficult or painful swallowing. Our market research suggests that most patients are treated empirically based on symptoms rather than based on endoscopic characterization of disease.

GERD Treatment Paradigm

Approximately 80% of GERD patients are pharmacologically treated with prescription or OTC medications. PPIs are currently the most effective anti-secretory agents available in the United States and Europe for relieving GERD symptoms and healing erosions in gastric mucosa. Our market research suggests that approximately 80% of patients who are pharmacologically treated receive PPIs, and more than 80% of PPI use is prescription rather than OTC. The majority of PPI use is chronic, with more than 70% of patients prescribed PPIs for daily use. According to IQVIA NSP, there were approximately 7.8 billion prescription PPI doses dispensed during the 12 months ended December 31, 2022.

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

Our U.S. market research survey reported that 55% to 60% of physicians included in the survey believed that vonoprazan has demonstrated superior efficacy in the healing and maintenance of healed esophageal erosions compared to existing erosive GERD treatments, provides faster onset of action compared to existing GERD treatments, and has superior duration and magnitude of gastric pH control compared to existing GERD treatments.

Clinical Data for Vonoprazan in GERD

Our Development Program in Erosive GERD

Five Phase 3 clinical trials have been completed comparing vonoprazan to PPIs in erosive GERD: our healing and maintenance of healing trial in the United States and Europe; a healing trial in Japan; a maintenance of healing trial in Japan; a healing trial in Asia (China, Taiwan, and Korea); and a maintenance of healing trial in Asia. In addition to these Phase 3 trials, several published investigator-sponsored studies have compared vonoprazan to PPIs across dosing regimens and endpoints. Results of these clinical trials are summarized below.

Healing and Maintenance of Healing of Erosive GERD in the United States and Europe (PHALCON-EE)

In October 2021, we announced that vonoprazan successfully met its primary endpoints and key secondary superiority endpoints in PHALCON-EE, our pivotal Phase 3 trial evaluating vonoprazan versus lansoprazole for the treatment of erosive GERD.

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

The first phase of the trial, the Healing Phase, evaluated the efficacy and safety of vonoprazan 20 mg QD compared to lansoprazole 30 mg QD for the healing of erosive GERD for up to eight weeks. In the Healing Phase, patients were assessed via endoscopy to determine complete healing following 2 weeks of treatment and, if complete healing was not achieved, a second endoscopy occurred at 8 weeks of treatment. Patients who achieved complete healing were re-randomized into the second phase of the trial, the Maintenance Phase, where vonoprazan 10 mg and 20 mg were compared to lansoprazole 15 mg to assess maintenance of healing of erosive GERD via endoscopy following 24 weeks of treatment. Heartburn symptom relief was assessed via secondary endpoints in both the Healing and Maintenance Phases of the study based on twice daily e-diary data collection.

Design of US/EU Phase 3 Clinical Trial for the Healing and Maintenance of Healing of Erosive GERD

Healing Phase

The primary endpoint analysis of the Healing Phase was non-inferiority of vonoprazan 20 mg compared to lansoprazole 30 mg in the percentage of all patients who have complete healing of erosive GERD by Week 8. Vonoprazan met the non-inferiority criteria for the primary comparison with a healing rate of 93% compared to 85% for lansoprazole (p<0.0001). Based on a prespecified exploratory comparison test, the difference in healing rates in all patients between vonoprazan and lansoprazole was also significant (nominal p<0.0001). Non-inferiority analyses are conducted to evaluate whether the effect of an agent is not worse than the active control by more than a specified margin, while superiority analyses are conducted to evaluate whether an agent outperformed a comparator by a statistically significant margin.

Vonoprazan met the secondary superiority endpoint of healing in patients with moderate-to-severe disease, defined as patients with esophageal erosions classified as Grades C or D by the Los Angeles (LA) Classification System, at Week 2, demonstrating significantly faster healing than lansoprazole (70% for vonoprazan 20 mg and 53% for lansoprazole 30 mg) (p=0.0008). Vonoprazan also met the secondary endpoint of showing non-inferiority to lansoprazole 30 mg in the mean percentage of 24-hour heartburn free days over the healing period. In additional pre-specified secondary endpoint superiority comparisons, vonoprazan 20 mg healing rates were numerically greater than lansoprazole 30 mg in all patients at Week 2 (nominal p=0.0348) and in moderate-to-severe patients by Week 8 (nominal p<0.0001), although these superiority comparisons were not tested in the pre-specified testing hierarchy.

Vonoprazan 20 mg was also compared to lansoprazole 30 mg in a superiority test for onset of sustained resolution of heartburn by day 3 but did not achieve statistical significance (p=0.439).

Results of US/EU Phase 3 Clinical Trial in the Healing of Erosive GERD

Maintenance Phase

Vonoprazan met the primary and all secondary endpoints in the Maintenance Phase. The primary endpoint of the Maintenance Phase was non-inferiority of vonoprazan 10 mg and 20 mg compared to lansoprazole 15 mg in the percentage of all patients who maintained healing of erosive GERD through Week 24.

Both vonoprazan doses met the Maintenance Phase primary endpoint of non-inferiority while also meeting the pre-specified secondary comparison demonstrating superiority of maintenance of healing versus lansoprazole (79% for vonoprazan 10 mg, 81% for vonoprazan 20 mg compared to 72% for lansoprazole 15 mg) (p<0.0001 for both non-inferiority comparisons; p=0.0438 for vonoprazan 10 mg superiority comparison; p=0.0136 for vonoprazan 20 mg superiority comparison).

Both vonoprazan doses also met the secondary endpoint of demonstrating superiority of the percentage of patients with moderate-to-severe disease who maintained healing of erosive GERD through Week 24 (75% vonoprazan 10 mg, 77% vonoprazan 20 mg v. 61% lansoprazole 15 mg) (p=0.0490 for vonoprazan 10 mg superiority comparison; p=0.0196 for vonoprazan 20 mg superiority comparison). Additionally, both vonoprazan doses also met the secondary endpoint of showing non-inferiority to lansoprazole 15 mg in the mean percentage of 24-hour heartburn free days over the maintenance period.

Results of US/EU Phase 3 Clinical Trial in Maintenance of Healing of Erosive GERD

Healing and Maintenance of Healing of Erosive GERD Clinical Trials in Japan and Asia

The results of PHALCON-EE were consistent with the results of earlier Phase 3 trials of vonoprazan in healing and maintenance of healing of erosive GERD after which it was modeled. These trials were conducted in Japan as well as other countries in Asia.

In two Phase 3 trials in healing of erosive GERD comparing vonoprazan 20 mg QD to lansoprazole 30 mg QD for up to eight weeks, one conducted in Japan and the other in several countries in Asia, vonoprazan achieved the primary endpoint of non-inferiority versus lansoprazole on the percent of patients with healed erosive GERD up to Week 8. Exploratory testing suggested higher healing rates for vonoprazan versus lansoprazole in the moderate to severe patients at Week 2 in both studies.

Similarly, in two Phase 3 trials in maintenance of healing of erosive GERD comparing two doses of vonoprazan (10 mg and 20 mg QD) to lansoprazole 15 mg QD for 24 weeks, one conducted in Japan and the other in several countries in Asia, both vonoprazan doses achieved the primary endpoint of non-inferiority versus lansoprazole on the percent of patients with recurrence of erosive GERD during the 24-week maintenance period. In both studies, exploratory testing suggested higher maintenance of healing rates for both vonoprazan doses versus lansoprazole in all patients and in the moderate to severe patients.

Our Development Program in Symptomatic Non-Erosive Gastroesophageal Reflux Disease (Non-Erosive GERD)

We believe that there is an opportunity to broadly position vonoprazan’s use in GERD with an indication in symptomatic GERD in patients without erosions, non-erosive GERD, in addition to an indication in erosive GERD. We are evaluating vonoprazan as a treatment for non-erosive GERD with both daily and as needed dosing regimens. Non-erosive GERD patients do not have esophageal erosions which require chronic treatment to prevent recurrence of erosions and their potential sequelae. We believe the rapid onset of acid control of vonoprazan may enable as-needed use for the management of heartburn in non-erosive GERD patients as an alternative to chronic daily treatment with PPIs.

Daily Dosing of Vonoprazan for the Treatment of Non-Erosive GERD(PHALCON-NERD-301)

In January 2023, we reported positive topline data from the primary endpoint in PHALCON-NERD-301, our Phase 3 study evaluating the efficacy and safety of vonoprazan for the daily treatment of non-erosive GERD in adults. In this trial, patients in each vonoprazan treatment group, 10 mg and 20 mg, had a significantly higher mean percentage of 24-hour heartburn-free days (without daytime or nighttime heartburn as assessed by daily diary) compared to placebo after four weeks. This is the same endpoint used in other Phase 3 trials for PPIs that are approved in the U.S. for the treatment of non-erosive GERD. Results from the full trial are expected in the second half of 2023.

PHALCON-NERD-301 is a Phase 3 study evaluating the efficacy of vonoprazan 10 mg and 20 mg as a daily dosing (QD) treatment, as compared to placebo (QD), in the relief of heartburn over four weeks in participants with symptomatic non-erosive reflux disease, or non-erosive GERD. The trial also includes a blinded 20-week long-term extension period, which is currently ongoing, to further evaluate the safety and efficacy of both doses of vonoprazan after six months of continuous use. A total of 772 patients with non-erosive GERD were enrolled, randomized and dosed in the multisite U.S. trial.

Design of PHALCON-NERD-301 Phase 3 Non-Erosive Daily Dosing Clinical Trial

Primary Endpoint of Phase 3 Clinical Trial in the Treatment of Non-Erosive GERD

The primary endpoint of the study, measured during the four-week, double-blind, placebo-controlled period, is the mean percentage of 24-hour heartburn free days. The topline results from the study showed both doses of vonoprazan, 20 mg and 10 mg, met the primary endpoint and demonstrated a significantly greater mean percentage of 24-hour heartburn-free days versus placebo (46.4% vonoprazan 10 mg, 46.0% vonoprazan 20 mg, 27.5% for placebo; p<0.0001 for both vonoprazan doses versus placebo). Additionally, the median percentage of 24-hour heartburn-free days was 48.3%, 46.7% and 17.0% for vonoprazan 10 mg, vonoprazan 20 mg, and placebo, respectively.

Vonoprazan was generally well tolerated in the initial four week double-blind, placebo-controlled phase of the trial. The overall adverse events for all vonoprazan arms were comparable to placebo and consistent with what was reported in previous studies. The most commonly reported adverse event was nausea (2.3% vonoprazan 10 mg, 3.1% vonoprazan 20 mg, 0.4% placebo) with no other events reported above 3.0% in either vonoprazan dose arm.

Results of Phase 3 Clinical Trial in the Treatment of Non-Erosive GERD

As Needed Dosing of Vonoprazan for the Treatment of Non-Erosive GERD

In February 2022, we announced that vonoprazan (10 mg, 20 mg and 40 mg), successfully met the primary endpoint in PHALCON-NERD-201, a Phase 2 trial evaluating three doses of vonoprazan versus placebo as an as needed treatment of non-erosive GERD.

PHALCON-NERD-201 was a Phase 2, randomized, double-blind, multicenter study that enrolled 458 subjects in the U.S. to evaluate the efficacy and safety of vonoprazan 10 mg, 20 mg, and 40 mg administered as needed for relief of episodic heartburn compared to placebo in subjects with non-erosive GERD (as confirmed by endoscopy). After an initial four-week vonoprazan 20 mg QD dose open-label run-in period, two hundred and seven subjects without a heartburn episode during the last 7 days of the run-in period and who also met drug and diary compliance requirements were randomized to receive vonoprazan 10 mg, 20 mg, 40 mg or placebo as needed for six weeks. Subjects completed an electronic diary to assess presence and severity of heartburn symptoms and use of rescue antacid (if needed).

Design for PHALCON-NERD Phase 2 Non-Erosive GERD As Needed Dosing Trial

In this Phase 2 proof -of-concept trial, the primary endpoint was the percentage of heartburn episodes completely relieved within three hours and with no further heartburn reported for 24 hours after taking study drug. All three vonoprazan doses met this primary endpoint and were statistically significant (p<0.0001) when compared to placebo. Within three hours, vonoprazan 10 mg, 20 mg and 40 mg achieved complete and sustained relief in 56.0%, 60.6% and 70.0% of evaluable heartburn episodes, respectively, as compared to 27.3% of episodes for placebo.

During the PHALCON-NERD open-label daily dosing run-in phase, where all enrolled participants received vonoprazan 20 mg QD for four weeks, the mean percentage of 24-hour heartburn free days observed was 65.4% (median 76.0%).

Based on the results of PHALCON-NERD-201, we are in discussions with the FDA regarding the design of a Phase 3 trial to evaluate the novel dosing regimen of vonoprazan as an as -needed treatment for episodic heartburn relief in patients with non-erosive GERD, a dosing regimen not approved in the U.S. for PPIs.

Results of Phase 2 Non-Erosive GERD As Needed Dosing Trial

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

Eradication Rate of H. pylori Infection in Japan Before and After Launch of Vonoprazan

Results were similar in a real-world study using a different Japanese health insurance claims database. Among patients initiating vonoprazan or a PPI between January 2015 and January 2020 to treat H. pylori infection, 80% of PPI-treated patients and 93% of vonoprazan-treated patients did not receive a second line of triple therapy.

In Japan, vonoprazan-containing regimens have become the most common first line treatment. One-year post launch, approximately 80% of all treated H. pylori-infected patients received vonoprazan-based regimens. In the study of H. pylori-infected patients, vonoprazan-based regimens overtook PPI-based regimens as the most common first-line treatment between 2015 and 2019. Within this Japanese database, the number of patients using vonoprazan-based regimens increased from 6,594 to 28,956 patients, while the number of patients using a PPI-based regimen decreased from 11,238 to 2,629, shown in the figure below.

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

H. pylori MIC90 Values as a Function of pH

A triple therapy regimen (PPI, clarithromycin, and either amoxicillin or metronidazole) is the regimen most commonly used in clinical practice for the first-line treatment of H. pylori infection. However, H. pylori eradication rates with PPI triple therapy in the 1990s have fallen to current levels of <80%, primarily due to increased resistance of H. pylori to clarithromycin and metronidazole. A recent meta-analysis indicates that U.S. resistance rates measured from 2012 to 2016 were 20% for clarithromycin, 29% for metronidazole, and 19% for levofloxacin. Additionally, in a U.S.-based study from 2021, 65.6% of tested H. pylori was resistant to at least one antibiotic currently used for treatment, with resistance rates of 33% for clarithromycin and approximately 30% for metronidazole and levofloxacin. These figures represent a marked increase from 2009 to 2011 for both clarithromycin and metronidazole, for which resistance was 9% for clarithromycin, 21% for metronidazole, and 11% for levofloxacin. H. pylori resistance to amoxicillin remains low despite its use in most triple therapy regimens; resistance is generally <2% among isolates in the United States and Europe. There is a similar trend of increasing resistance to key antibiotics in Europe.

Given the declining eradication rates for H. pylori, bismuth quadruple therapy is recommended as first-line treatment in areas with known high rates of clarithromycin or metronidazole resistance; however, our U.S. market research study reported that physicians prescribe quadruple therapy to only 17% of first-line patients. Due predominantly to considerations of convenience and patient compliance, approximately 75% of physicians surveyed in our market research expressed a preference for convenience, or combination packs compared to individual bottles for both dual and triple therapy. Further, geographic patterns of resistance in the United States are poorly understood and treatment is largely empiric, with susceptibility testing rarely conducted prior to first-line treatment. Our U.S. market research study reported that only 8% and 16% of physicians conduct resistance testing prior to prescribing treatment for first-line and second-line H. pylori infection, respectively.

In our U.S. market research study, physicians highlighted the need for more effective and simpler first-line treatment options. For the treatment of H. pylori infection, surveyed physicians highlighted the need for improved eradication rates and more convenient dosing as key unmet needs. In fact, on average, 53% and 52% reported a preference to use vonoprazan first line in patients with H. pylori infection, and in patients with refractory H. pylori infection, respectively.

Our H. pylori Phase 3 Clinical Trial in the United States and Europe – PHALCON-HP

In April 2021, we announced that in PHALCON-HP, our pivotal Phase 3 clinical trial for the eradication of H. pylori infection, both vonoprazan-based regimens successfully met their primary endpoints and met all secondary endpoints. The trial studied vonoprazan triple therapy and vonoprazan dual therapy compared to lansoprazole triple therapy. We believe PHALCON-HP was the largest U.S. Phase 3 registration trial ever conducted in H. pylori infection, randomizing 992 patients with confirmed H. pylori infection.

PHALCON-HP was a randomized, multicenter, Phase 3 trial that enrolled 1,046 patients of which 992 patients with a confirmed H. pylori infection were randomized to one of three arms:

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

Design for PHALCON-HP Phase 3 H. pylori Clinical Trial

Primary endpoint analysis

Both vonoprazan-based regimens successfully met their primary endpoints in the subset of patients with H. pylori strains that were not shown to be resistant to clarithromycin or amoxicillin. In the mITT population, H. pylori eradication rates were 84.7% with vonoprazan triple therapy and 78.5% for vonoprazan dual therapy compared to 78.8% with lansoprazole triple therapy (p<0.0001 and p=0.0073, respectively, for non-inferiority).

In the per protocol population, H. pylori eradication rates were 90.4% with vonoprazan triple therapy and 81.2% with vonoprazan dual therapy compared to 82.1% with lansoprazole triple therapy (p<0.0001 and p=0.0155, respectively, for non-inferiority).

Secondary endpoint analysis

Vonoprazan triple therapy and vonoprazan dual therapy also met all secondary endpoints, and demonstrated superior eradication rates versus lansoprazole triple therapy in all patients and patients with clarithromycin resistant strains of H. pylori. Patients with clarithromycin resistant strains comprised 20.3% of the PHALCON-HP study population.

Vonoprazan triple therapy

The H. pylori eradication rate of vonoprazan triple therapy was superior to that of lansoprazole triple therapy among all patients in both the mITT population (80.8% vs. 68.5%; p=0.0003) and the per protocol population (85.7% vs. 70.0%; p<0.0001).

The H. pylori eradication rate of vonoprazan triple therapy was superior to that of lansoprazole triple therapy in the subset of patients with H. pylori strains resistant to clarithromycin in both the mITT population (65.8% vs. 31.9%; p<0.0001) and the per protocol population (67.2% vs. 29.0%; p<0.0001).

Vonoprazan dual therapy

The H. pylori eradication rate of vonoprazan dual therapy was superior to that of lansoprazole triple therapy among all patients in both the mITT population (77.2% vs. 68.5%; p=0.0127) and the per protocol population (81.1% vs. 70.0%; p=0.0027).

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

Results of US/EU Phase 3 Clinical Trial in H. pylori Infection

Primary Endpoint Analysis –Subjects without clarithromycin or amoxicillin resistant strains

Secondary Endpoint Analyses – All subject and subjects with clarithromycin resistant strains

Antibiotic resistance and declining eradication rates are significant clinical issues, and we believe that vonoprazan triple therapy and vonoprazan dual therapy have the potential to provide improvements over PPI-based therapies in addressing each of these issues. Vonoprazan dual therapy also has potential to spare the use of clarithromycin, representing an opportunity both for effective treatment and sound antibiotic stewardship through the avoidance of an additional antibiotic. As an alternative to multi-antibiotic drug regimens, vonoprazan dual therapy might also help to limit the spread of resistance among other pathogenic bacteria within populations. In addition, vonoprazan triple therapy and vonoprazan dual therapy will both be available in daily dosing blister cards inclusive of the appropriate antibiotic. We believe this convenience pack has the potential to enhance compliance in a category where full adherence to treatment regimen is often a challenge.

Convenience Packs for H. pylori

In September 2021, we submitted NDAs for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, for the treatment of H. pylori infection in adults, each as a pre-packaged convenience, or combination pack with either clarithromycin and amoxicillin or amoxicillin alone. On May 3, 2022, the FDA approved both NDAs.

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

Phase 3 Clinical Trial in Japan of Vonoprazan in Combination with Antibiotics to Treat H. pylori Infection

The results of PHALCON-HP were consistent with the results of a Phase 3 clinical trial in H. pylori-positive patients completed in Japan. In that trial, patients were treated with either vonoprazan triple therapy (vonoprazan 20 mg BID, amoxicillin 750 mg BID, and clarithromycin (200 mg or 400 mg) BID) or lansoprazole triple therapy (lansoprazole 30 mg BID, amoxicillin 750 mg BID, and clarithromycin (200 mg or 400 mg) BID) for seven days as is customary in Japan. The primary endpoint of the clinical trial was confirmed H. pylori eradication determined by 13C-urea breath test. The primary analysis was non-inferiority, and additional analyses of the second line eradication rate and eradication rate in antibiotic-resistant subgroups were also conducted.

Vonoprazan-based triple therapy demonstrated a non-inferior eradication rate of 93% compared to 76% for lansoprazole-based triple therapy (p<0.0001). Post hoc analyses suggested that vonoprazan-based triple therapy was superior to lansoprazole-based triple therapy (p<0.0001). Patients who were not eradicated on vonoprazan-based triple therapy or lansoprazole-based triple therapy were treated with a different triple therapy regimen of vonoprazan, amoxicillin, and metronidazole. In this second-line setting, the H. pylori eradication rate with the different vonoprazan triple therapy was 98%. Exploratory analysis suggested that vonoprazan-based triple therapy had significantly higher eradication rates versus the lansoprazole-based triple therapy in the subgroup of subjects with clarithromycin resistant strains of H. pylori.

Summary of Vonoprazan Safety Data

Safety in Clinical Studies

As of December 2022, over 9,000 subjects have been exposed to vonoprazan in completed and ongoing Phase 1 to 3 clinical trials. The doses studied have ranged from 1 to 120 mg with durations up to one year.

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

Frequency of serious adverse events, or SAEs, in the healing phase were similar between vonoprazan 20 mg and lansoprazole at 0.6%. In the maintenance phase, SAEs were reported in 4.7% of patients for vonoprazan 20 mg, 3.4% for vonoprazan 10 mg and 2.4% for lansoprazole. Further, this clinical trial was conducted during the 2020-2021 global pandemic, and coronavirus infection was reported in 2.1% of the vonoprazan 20 mg-treated patients and 1.8% of the lansoprazole-treated patients in the healing phase whereas it was reported in 6.1% of the vonoprazan 10 mg-treated patients, 10.1% of the vonoprazan 20 mg-treated patients and 6.7% of the lansoprazole-treated patients in the maintenance phase. There were 2 deaths in the vonoprazan 20 mg-treated patients due to coronavirus infection. None of the coronavirus infection events reported were considered related by the investigator.

In PHALCON-NERD-301, vonoprazan was generally well tolerated in the initial four-week double-blind, placebo-controlled phase of the trial. The overall adverse events for all vonoprazan arms were comparable to placebo and consistent with what was reported in previous studies. The most commonly reported adverse event was nausea (2.3% vonoprazan 10 mg, 3.1% vonoprazan 20 mg, 0.4% placebo) with no other events reported above 3.0% in either vonoprazan dose arm. There was a total of three SAEs reported in the four-week period of the study, one in the vonoprazan 10 mg arm and two in the vonoprazan 20 mg arm. Full safety data from this study will be available following the completion of the 20-week long-term extension period.

In PHALCON-NERD-201, vonoprazan was generally well tolerated. In both phases of the trial, no adverse event was reported in more than three percent of the participants in a treatment group. There was a total of four SAEs in the daily dosing phase, only one of which was related to study drug, and no SAEs in the as needed phase. The safety data for all vonoprazan arms were comparable to placebo and consistent with what was reported in previous studies.

Certain earlier generation PCABs previously under development by other companies may have been discontinued in-part due to their hepatic safety profile. These hepatic safety concerns may be compound-specific and not generalizable to the PCAB class. It is notable that vonoprazan is based on a pyrrole chemical structure and is chemically distinct from previously discontinued PCABs that were based on an imidazole structure. Vonoprazan has had a similar hepatic safety profile to lansoprazole across all clinical studies conducted by Takeda, in which 1.0% of subjects treated with vonoprazan 10 mg or 20 mg and 0.8% of subjects treated with lansoprazole 15 mg or 30 mg had ALT or AST elevations greater than three times the upper limit of normal or bilirubin elevations greater than two times the upper limit of normal. Similarly, in the healing phase of PHALCON-EE, transient elevations in ALT or AST greater than 3 times the upper limit of normal were observed in 0.4% of subjects treated with vonoprazan 20 mgs and 0.2% of subjects treated with lansoprazole. In the maintenance phase, transient ALT or AST elevations greater than three times the upper limit of normal were observed in 1% of subjects treated with vonoprazan 10 mg, 0.3% of subjects treated with vonoprazan 20 mg, and 2% of subjects treated with lansoprazole.

Vonoprazan Post-Marketing Safety in Japan and Asia

The most recent post-marketing safety report from December 2022 includes an estimate of over 50 million patients who have received vonoprazan in Japan and other countries in Asia since its launch. Based on the post-marketing experience, the clinically significant adverse reactions section of the Japanese prescribing information for vonoprazan was updated to include shock, anaphylaxis, hepatic impairment, skin reactions such as toxic epidermal necrolysis, Steven-Johnson syndrome, and erythema multiforme; and events of pancytopenia, agranulocytosis, leukocytopenia, and thrombocytopenia. The incidence of these reactions was considered extremely rare (less than 1 in 100,000 patients) and a causal relationship to vonoprazan could not be ruled out. Although serious hepatic adverse events have been observed among patients exposed to vonoprazan in Japan in the post-marketing setting, these cases were typically confounded by comorbidities or other concomitant medications and believed to be idiosyncratic reactions. Post-marketing safety data, including the December 2022 post-marketing safety report, has been submitted to the PMDA. Moreover, the four year interim results from the VISION trial, a five year randomized, open-label, multicenter study conducted by Takeda evaluating the long-term efficacy and safety of vonoprazan compared with the PPI lansoprazole in patients with EE, further demonstrate that the safety profile of vonoprazan is generally comparable to lansoprazole.

Vonoprazan Launch in Japan

Vonoprazan Regulatory Status

Vonoprazan first received approval in Japan on December 26, 2014, and was launched shortly thereafter in February 2015, as TAKECAB® for the following indications:

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

Vonoprazan Commercialization in Japan

Vonoprazan was approved in Japan in December 2014. In 2021, its seventh full year on the market, vonoprazan generated approximately $850 million in net sales in Japan, a 17% increase over the prior year. In addition, in the quarter ended December 31, 2021, vonoprazan generated over $249 million in net sales, a 16% increase over the corresponding quarter from the prior year. Finally, based on sales during the 12 month period ending September 2022, vonoprazan had achieved a 26.5% market share based on volume and 45.7% market share based on sales among prescription acid suppression therapies in Japan.

Vonoprazan net sales in Japan (2017-2021)

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
Vonoprazan net sales
(USD, Millions)
$423
$498
$622
$720
$842
2017
2018
2019
2020
2021

*Sales for Q1 2017 reported on a gross basis
**U.S. dollars based on the conversion rate of 0.0090 dollar to one yen

We believe that the market dynamic for anti-secretory agents in Japan is similar to that in the United States. In both countries, the anti-secretory market is largely genericized. Ahead of the vonoprazan launch in Japan, all PPIs, other than Nexium, were available as generics. As of September 2021, generic drugs in Japan represent approximately 80% of the market by volume, compared to the United States where generics are currently approximately 90% of the market by volume. Although vonoprazan and Dexilant are priced at a premium to generic PPIs in Japan and the United States, respectively, both have experienced commercial success.

Vonoprazan Commercial Opportunity and Strategy

The market for prevention and treatment of acid-related GI diseases in the United States and Europe is large. There were approximately 7.8 billion prescription PPI doses dispensed during the 12 months ended December 31, 2022. We estimate that there are approximately 65 million individuals with GERD in the United States and 50 million individuals with GERD in the EU5, of whom 15% to 45% are inadequately treated with PPIs. In addition, we estimate that there are approximately 115 million individuals in the United States infected with H. pylori, of which 2.5 million are treated each year, and 145 million individuals in the EU5 infected with H. pylori.

Over many decades of use, multiple drug classes and individual drugs have demonstrated the substantial commercial opportunity for therapies treating acid-related GI diseases. H2RAs including Axid, Pepcid, Tagamet, and Zantac provided the first significant improvement in disease management over antacids and as a class reached approximately $3.5 billion in annual sales. After H2RAs, PPIs emerged as the new standard of care. Prior to the introduction of generic and OTC alternatives, annual PPI class sales reached approximately $12.5 billion in the United States, and peak sales for individual brands were approximately $3.7 billion for Prilosec, $3.5 billion for Nexium, and $3.4 billion for Prevacid.

We believe the results of our Phase 3 clinical trials in H. pylori and, subject to FDA approval, erosive GERD, support the differentiation of products containing vonoprazan from the PPI-based standard of care, which could result in attractive market access and formulary positioning. For example, following approval of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, and although these products are not yet available in the U.S. market, we believe our interactions with payers highlight the commercial potential of these products. For example, as of February 2023, 51% of commercial lives have coverage for both VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. Moreover, if approved for the treatment of GERD, we believe vonoprazan has the potential to improve the standard of care for acid-related GI diseases by providing a safe and effective treatment option for the millions of patients in need of more potent, rapid, or durable acid suppression.

In May 2022, we conducted a U.S. market research study with 90 gastroenterologists, 90 primary care physicians and 45 advanced practice providers who treat GERD. Before seeing the vonoprazan clinical data, 82% of these clinicians strongly agreed that PPIs are the most potent class of acid suppressing agents. After review of vonoprazan clinical data and messages, only 34% strongly agreed that PPIs are the most potent class of acid suppressing agents.

Sales and Marketing

We are in the process of building marketing, sales, and distribution capabilities. We plan to independently commercialize vonoprazan in the United States by building a leading specialty gastroenterology-focused commercial infrastructure to support the adoption of vonoprazan. We believe we can successfully launch vonoprazan in the United States with a focused sales force targeting high prescribers of PPIs, particularly gastroenterologists and primary care physicians. PPI prescribing is highly concentrated with approximately 76% of prescriptions in H. pylori and 65% of prescriptions in erosive GERD being written by 10% of the PPI prescribers (approximately 50,700 prescribers), according to IQVIA data. We believe we have an opportunity to achieve significant share of voice and exposure to physicians given the scarcity of actively marketed anti-secretory medicines.

To address the commercial opportunity for vonoprazan in Europe and Canada, we plan to seek one or more partners with existing commercial infrastructure and expertise in these markets.

Additional Vonoprazan Development Opportunities

Eosinophilic esophagitis and other indications

While we are initially focused on the development of vonoprazan for the treatment of GERD and H. pylori infection, we believe there are opportunities to expand the use of vonoprazan to other indications, such as eosinophilic esophagitis (EoE), in our licensed territories. Eosinophilic esophagitis is an autoimmune disease with significant unmet need. Although not approved for this indication, PPIs are prescribed for the treatment of eosinophilic esophagitis. Vonoprazan demonstrated similar efficacy to PPIs in an investigator-sponsored EoE clinical trial in Japan. In this clinical trial, 112 patients with eosinophilic esophagitis were treated with vonoprazan, or the PPI rabeprazole or esomeprazole. Of patients treated with vonoprazan, 82% had complete relief of symptoms compared to 70% for esomeprazole and 76-78% for rabeprazole. Similarly, 35% of patients treated with vonoprazan demonstrated complete remission of eosinophilic esophagitis by histology, compared to 37% for esomeprazole and 31-38% for rabeprazole. We are planning discussions with the FDA regarding the design of a Phase 2 clinical trial studying vonoprazan as a treatment for eosinophilic esophagitis in adults.

In addition to eosinophilic esophagitis, Barrett’s esophagus and Zollinger Ellison syndrome are severe diseases related to acid secretion where PPIs are the current standard of care. The improved acid control of vonoprazan relative to PPIs may lead to use in these indications improved results over PPIs.

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

Over the Counter Use

We believe that vonoprazan has the ideal profile for an OTC product, including the potential for as needed symptom relief and a well-tolerated safety profile. Sales of OTC heartburn relief products in the United States are substantial, constituting a multi-billion-dollar market.

Competition

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and strong emphasis on proprietary products. We face potential competition from many sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and government agencies and public and private research institutions. VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, if launched, VOQUEZNA, if approved and launched, and vonoprazan, if it receives marketing approval in Europe or Canada, will all compete with existing therapies and new therapies that may become available in the future.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for, or initiate commercial launch of, their products more rapidly than we may obtain approval for or launch products containing vonoprazan, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, we expect that VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, if launched, and VOQUEZNA, if approved, will be priced at a premium over competitive generic products and our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products.

We expect that vonoprazan for the treatment of H. pylori infection in adults, if launched, and, if approved, for the treatment of patients with erosive GERD, will primarily compete with generic PPIs marketed by multiple pharmaceutical companies in both the prescription and OTC markets. Additionally, in March 2020, RedHill Biopharma Ltd. launched Talicia, a co-formulated capsule comprising generic omeprazole, amoxicillin, and rifabutin for the treatment of H. pylori infection.

We are aware of other PCABs in development in the United States, as well as a number of other PCABs in territories outside of the United States that if developed and approved in our territories may compete with vonoprazan. In the United States, Neurogastrx previously announced its intention to commence a Phase 3 erosive GERD trial for fexuprazan, under an exclusive license from Daewoong Pharmaceutical Co., Ltd., or Daewoong. In addition, Cinclus Pharma AG, or Cinclus, received qualified QIDP designation for linaprazan glurate in combination with antibiotics for the treatment of H. pylori infection, completed a Phase 2 dose selection study for erosive GERD in November 2022, and plans to initiate Phase 3 studies in 2023 for the treatment of GERD and H. pylori infection. Finally, Sebela Pharmaceuticals, which acquired development and commercialization rights in United States and Canada to tegoprazan from HK inno.N, a South Korean company, has initiated two Phase 3 studies in the United States, one for non-erosive GERD and the other for healing and maintenance of healing of erosive GERD. The earliest estimated completion date for any these studies is May 2024 and December 2024, respectively. Outside the United States, in 2022 Daewoong launched fexuprazan in South Korea for the treatment of erosive GERD under the brand name Fexuclue, has submitted applications for regulatory approval in additional countries in Asia and Latin America, and has out-licensed rights to develop fexuprazan in China to Shanghai Haini, a subsidiary of China’s Yangtze River Pharmaceutical Group. Also outside the United States, revaprazan is marketed by Yuhan Corporation in South Korea, and tegoprazan is marketed by HK inno.N in South Korea, is also marketed in China and Indonesia, and is currently in development by RaQualia Pharma, Inc. in Japan. Additionally, Jeil Pharm has initiated a Phase 3 trial in South Korea of its PCAB candidate, JP-1366, in erosive GERD, and Cinclus’ linaprazan glurate has completed a Phase 2 clinical trial in Europe. To our knowledge, none of these compounds have demonstrated superiority to PPIs in a Phase 3 clinical trial.

Additionally, we are aware of several clinical-stage PPIs in territories outside of the United States that if developed and approved in our licensed territories may compete with vonoprazan. These include Dexa Medica’s DLBS-2411, currently launched in the Philippines and in Phase 3 in Indonesia, Sihuan Pharmaceutical’s anaprazole, currently in Phase 3 in China, and Eisai’s azeloprazole, currently in a Phase 2 in China.

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

Our patent portfolio, comprising patents and patent applications exclusively licensed to us, is built with a goal of establishing broad protection that generally includes, for the product candidate compound, claims directed to composition of matter, pharmaceutical compositions or formulations, methods of synthesis, and methods of treatment using such pharmaceutical compositions or formulations. As of December 31, 2022, our patent portfolio covering vonoprazan consists solely of exclusively licensed patents and patent applications from Takeda. Subject to the terms of the license agreement we entered into with Takeda on May 7, 2019, or the Takeda License, we have licensed from Takeda exclusive rights in the United States, Europe, and Canada to patents and patent applications covering the composition of matter, formulation, use and/or manufacture of vonoprazan. Our patent portfolio comprises 10 distinct patent families protecting the technology relating to the compound vonoprazan and its synthetic intermediates, methods of synthesizing vonoprazan and related compounds, various formulations of vonoprazan products, as well as methods of treating diseases with vonoprazan and related compounds. As of December 31, 2022, our portfolio consists of approximately 23 issued U.S. patents, 6 pending U.S. applications, 14 issued European patents subsequently validated in individual European countries, 3 pending European applications, 5 issued Canadian patents, and 3 pending Canadian applications. The issued patents and pending applications have nominal expiration dates ranging from 2024 to 2038 without accounting for any available patent term adjustments or extensions. The issued U.S. patent covering the composition of matter of vonoprazan is expected to expire in August 2028, not including patent term extension. The issued U.S. patent covering the formulation of vonoprazan is expected to expire in August 2030, not including patent term extension.

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

With respect to any future product candidates, we expect to continue to rely on third-party contract manufacturers to manufacture clinical supplies and commercial quantities of any approved product. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our relationships with Takeda, Sandoz, Catalent and Evonik.

Takeda Commercial Supply Agreement

In April 2020, we entered into a Commercial Supply Agreement with Takeda, or the Takeda Supply Agreement, pursuant to which Takeda will supply us with commercial quantities of vonoprazan bulk drug. Pursuant to the Commercial Supply Agreement, Takeda has agreed to supply us certain quantities of vonoprazan bulk drug product according to approved specifications at a fixed price per batch of bulk drug product in order to commercialize vonoprazan in accordance with the Takeda License. The Takeda Supply Agreement sets forth a minimum and maximum number of batches of vonoprazan bulk drug product that we are required to order each year, and if we do not purchase the minimum number of batches in a year, other than as a result of Takeda’s inability to supply such batches for any reason, or as a result of force majeure, we are required to pay Takeda the amount corresponding to the shortfall. Takeda has no obligation to supply bulk drug product above the maximum number of batches specified in the Takeda Supply Agreement.

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

Evonik Commercial Supply Agreement

In August 2022, we entered into a Commercial Supply Agreement, or the API Supply Agreement, with Evonik Operations GmbH, or Evonik, pursuant to which Evonik has agreed to supply us with commercial quantities of vonoprazan drug substance, or API.

Pursuant to the API Supply Agreement, Evonik has agreed to supply us with, and we have agreed to purchase, certain quantities of API at an agreed upon price which varies based on the volume of product ordered. The price may also be adjusted based on actual changes in costs incurred by Evonik. Subject to pre-existing purchase obligations to Takeda, we have agreed to purchase a percentage of our annual requirements of API from Evonik, for which the percentage of our annual API requirements is subject to adjustment based upon the price of API under the API Supply Agreement.

Unless terminated earlier, the API Supply Agreement has an initial period that expires in August 2027. This initial term will be extended by two additional years if Evonik successfully qualifies a second manufacturing facility to produce API no later than December 31, 2024. The API Supply Agreement may be terminated effective at the end of the initial period on at least 24-months written notice by either party. In the absence of such notice, the API Supply Agreement will extend automatically for additional 2-year periods which may be terminated upon 18 months’ notice. The API Supply Agreement may also be terminated at any time upon written notice by either party if the other party has failed to remedy a material breach of the terms of the Supply Agreement within a specified period following receipt of written notice of such breach.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of one or more qualified investigators in accordance with GCP regulations, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND as well as any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans exposed to the drug, and any clinically important increased rate of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Furthermore, an IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

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

The Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, fails to keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

In addition, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will generally require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner, or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds on post-approval clinical trials, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

Non-Patent and Marketing Exclusivity

Data and market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.

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

Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives.

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

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payers, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for vonoprazan and any future product candidates can be subject to challenge, reduction or denial by third-party payers.

The process for determining whether a third-party payer will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payer will pay for the product. In the United States, there is no uniform policy among payers for coverage or reimbursement. Decisions regarding whether to cover a product, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Third-party payers often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that can require manufacturers to provide scientific and clinical support for the use of a product to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Third-party payers may not consider vonoprazan or any future product candidates to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Additionally, decreases in third-party reimbursement for any product or a decision by a third-party payer not to cover a product could reduce physician usage and patient demand for the product.

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

In order to be eligible to have drug products paid for with federal funds under Medicaid and purchased by certain federal agencies and grantees, a manufacturer must also participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under the VA/FSS program, a manufacturer must report the Non-Federal Average Manufacturer Price, or Non-FAMP, for its covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These federal agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). The manufacturer must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.

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

Among policy makers and payers in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, or the Affordable Care Act, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The Affordable Care Act, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). Individual states in the U.S. have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payers and governmental authorities in reference pricing systems and publication of discounts and list prices.

The likelihood of implementation of additional reform initiatives is uncertain. Moreover, in the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

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

Currently, CTAs must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Clinical Trials Regulation, which became applicable on January 31, 2022, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only limited involvement. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on the duration of the individual clinical trial from January 31, 2022 onward. If an ongoing clinical trial continues for more than three years from January 31, 2022 the Clinical Trials Regulation will begin to apply to the clinical trial as of January 31, 2025.

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

There are two types of MAs:

•
"Centralized MAs" are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced medicinal therapy products, or ATMPs, such as gene therapy, somatic cell-therapy or tissue-engineered medicines and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for any products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or for which the granting of a MA would be in the interest of public health in the EU.

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

Data and marketing exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

Pediatric investigation plan

In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

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

Data privacy and security laws

Pharmaceutical companies may be subject to federal, state and foreign data privacy, security and data breach notification laws governing the collection, use, disclosure and protection of health-related and other personal information. For example, in the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the Department of Health and Human Services, or HHS, to affected individuals and if the breach is large enough, to the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured personal health information, or PHI, a complaint about privacy practices or an audit by the HHS may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, similar laws in Colorado, Connecticut, Virginia and Utah, and the EU General Data Protection Regulation, or GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital

As of February 24, 2023, we had 112 full-time employees, 10 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and developing our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Available Information

Our internet address is www.phathompharma.com. Our investor relations website is located at https://investors.phathompharma.com. We make available free of charge on our investor relations website under “Financials and Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the SEC. They are also available for free on the SEC’s website at www.sec.gov.

We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing.

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
●
We may not be successful in demonstrating to the FDA that we are able to maintain the level of the nitrosamine impurity N-nitroso-vonoprazan below the acceptable daily intake established by the FDA;
●
Our Revenue Interest Financing Agreement could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations;
●
We currently depend entirely on the success of products containing vonoprazan including VOQUEZNA TRIPLE PAK and VOQEUZNA DUAL PAK, which have not been launched but are our only approved products, and, if approved, VOQUEZNA for the treatment of erosive GERD. If we are unable to obtain approval of vonoprazan for treatment of erosive GERD, and launch and successfully commercialize these products, or experience significant delays in doing so, or are unable to advance the clinical development of, and obtain regulatory approval for, vonoprazan to treat non-erosive GERD, our business will be materially harmed;

●
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of prior clinical trials and other investigator-initiated clinical trials of vonoprazan are not necessarily predictive of our future results. Vonoprazan may not have favorable results in our clinical trials, or receive additional regulatory approvals on a timely basis, if at all;
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
●
We currently have a limited commercial organization, no field sales representatives, and have no experience as a company in commercializing products, and we may have to invest significant additional resources to develop these capabilities. If we are unable to establish the necessary commercial capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue;
●
We rely on third parties to conduct our preclinical and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain additional regulatory approvals for or commercialize vonoprazan and our business could be harmed;
●
We currently engage third-party manufacturers for all of our clinical and commercial supplies. The loss of any of these suppliers, or any future single source suppliers, could harm our business;
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
●
The successful commercialization of VOQUEZNA TRIPLE PAK and Voquezna Dual Pak (or, if approved, VOQUEZNA for the treatment of erosive GERD or any future product candidates) will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products successfully and decrease our ability to generate revenue;
●
If following commercialization of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK (and if approved, VOQUEZNA for the treatment of erosive GERD or any future product candidates) we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects;

●
We are subject to various foreign, federal, and state healthcare and privacy laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition;
●
Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic;
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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a late clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2018, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, conducting our Phase 3 clinical trials of vonoprazan, preparing applications for regulatory approval for vonoprazan and preparing for a potential commercial launch. As a company, we have not yet demonstrated an ability to initial commercial launch a product launch, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully obtaining regulatory approvals for and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception. If vonoprazan is not successfully developed, approved and commercially launched in the United States, Europe and/or Canada, we may never generate any revenue. We have incurred cumulative net losses since our inception and, as of December 31, 2022, we had an accumulated deficit of $727.1 million. Substantially all of our losses have resulted from expenses incurred in connection with in-licensing and developing vonoprazan, commercial activities in preparation for a potential product launch, and from general and administrative costs associated with our operations. Vonoprazan will require substantial additional time and resources before we will be able to begin generating revenue from product sales, and any future product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek additional regulatory approvals for, and potentially commercialize vonoprazan and seek to identify, assess, acquire, in-license, or develop additional product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials and preclinical studies of vonoprazan and any future product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products. We are still in the early stages of a number of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. For example, we have not been able to demonstrate to FDA that we can produce commercial product in which the level of an identified nitrosamine impurity remains below its acceptable daily intake limit throughout the shelf-life of the product. Because of this and the other numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to initiate product commercialization and achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, continue our product development efforts, diversify our product candidate pipeline or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

The development and commercialization of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we prepare to commercialize vonoprazan for H. pylori and, if approved, erosive GERD and progress our non-erosive GERD development program. In addition, if one or more products containing vonoprazan are commercialized, we will be required to make milestone and royalty payments to Takeda, from whom we have in-licensed the rights to develop and commercialize vonoprazan in the United States, Europe, and Canada pursuant to the Takeda License. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or royalty payments. If we obtain additional regulatory approvals for vonoprazan or regulatory approval for any future product candidate, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of vonoprazan or any future product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our loan and security agreement, or the Loan Agreement, with Hercules Capital, or Hercules, are sufficient to fund operations for at least the next twelve months and receipt of the $175 million milestone under our revenue interest financing agreement following approval of vonoprazan for the treatment of erosive GERD, will enable us to fund our operations through 2024. In particular, we expect that these funds will allow us to launch vonoprazan for H. pylori and erosive GERD subject to approval of our resubmissions. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop vonoprazan or any future product candidates.

Our future capital requirements will depend on many factors, including:

•
the costs and timing of establishing or securing additional sales and marketing capabilities in advance of initiating commercial launch of VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK, and, if approved, VOQUEZNA for the treatment of erosive GERD or any future product candidate;
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
•
the costs, timing and outcome of regulatory review of our resubmissions following receipt of complete response letters for our post approval supplement for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK and our NDA for VOQUEZNA for the treatment of erosive GERD, and the costs, timing and outcome of regulatory review of any future product candidates;
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
•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payers and adequate market share and revenue for any approved products;
•
patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payers;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•
the costs associated with any products or technologies that we may in-license or acquire.

Conducting clinical trials and preclinical studies is a time consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK, and, if approved, VOQUEZNA for the treatment of erosive GERD or any future product candidate, may not achieve commercial success. Our commercial revenues, if any, would initially be derived from sales of products containing vonoprazan in the United States.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, our Loan Agreement with Hercules, our revenue interest financing agreement, other debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Our Loan Agreement and our Revenue Interest Financing Agreement include, and any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. For example, our Loan Agreement with Hercules contains minimum cash financial covenants. If on or prior to March 31, 2024, we have not received FDA approval of our NDA for vonoprazan for the treatment of erosive GERD, raised additional funding, or significantly reduced our operating expenses, we may be in violation of these covenants. If we default on such indebtedness, with Hercules or a future lender, we could lose such assets and intellectual property.

If we raise funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock.

Risks Related to the Development and Regulatory Approval of Product Candidates

We currently depend entirely on the success of vonoprazan, which is contained in our only approved products and product candidate. If we are unable to successfully launch and commercialize vonoprazan, obtain additional, required regulatory approvals and advance the clinical development of vonoprazan in additional indications, or experience significant delays in doing any of the foregoing, our business will be materially harmed.

We currently have two approved products and one product candidate, all of which contain vonoprazan, which we in-licensed from Takeda. Our current business depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize products containing vonoprazan in a timely manner. This may make an investment in our company riskier than similar companies that have multiple approved products or product candidates in active development that may be able to better sustain failure of a single product. In May 2022, the FDA approved the NDAs for vonoprazan triple therapy, under the brand name VOQUEZNA TRIPLE PAK and vonoprazan dual therapy, under the brand name VOQUEZNA DUAL PAK. In August 2022, prior to the launch of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, we announced that, consistent with current FDA Guidance for Industry: Control of Nitrosamine Impurities in Human Drug Products, we initiated testing to determine whether nitrosamine impurities were present in our initial commercial drug product for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. These tests revealed trace levels of a nitrosamine impurity, N-nitroso-vonoprazan, or NVP, that is not described within the FDA Guidance document. In January 2023, we announced that, although the FDA established an acceptable daily intake (AI) for NVP at 96 ng/day, the FDA (Division of Gastroenterology) advised us that it would not be acting on our erosive GERD NDA on or prior to the Prescription Drug User Fee Act (PDUFA) target action date of January 11, 2023. Rather, the FDA requested additional stability data demonstrating that the levels of NVP will remain at or below the AI throughout the proposed shelf life of the product. In February 2023, we received complete response letters from the FDA relating to our erosive GERD NDA and post approval supplement relating to our approved H. pylori NDAs, both of which address specifications and controls for NVP. These letters formalize FDA’s prior request that we provide additional stability data to demonstrate that levels of NVP will remain at or below the AI throughout the proposed shelf life of the product. No additional deficiencies were cited by the FDA in either letter. We have scheduled a meeting with the FDA in March 2023 to discuss our resubmission plan and timeline. If we are unable to demonstrate to the FDA that we will be able to maintain NVP levels at or below the AI, launches of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK will be further delayed and approval of our erosive GERD NDA will continue to be delayed, which could substantially increase our costs and delay or put at risk our ability to generate revenue and adversely affect our commercial prospects.

Also in January 2023, we reported positive topline results from PHALCON-NERD-301, a Phase 3 study evaluating the safety and efficacy of vonoprazan for the daily treatment of adults with non-erosive GERD. We are also in discussions with the FDA regarding the design of a Phase 3 trial to evaluate the novel dosing regimen of vonoprazan as an as needed treatment for episodic heartburn relief in patients with non-erosive GERD, a dosing regimen not approved in the U.S. for PPIs. This trial would constitute our fourth Phase 3 trial for vonoprazan. In February 2022, we reported positive topline results from PHALCON-NERD-201, a Phase 2 proof-of-concept study evaluating this novel dosing regimen.

Our assumptions about the commercial potential of vonoprazan are based in part on the commercial experience of vonoprazan in Japan. However, our assumptions may prove to be wrong, and we may encounter a materially and adversely different development and commercial experience.

The success of vonoprazan will depend on several factors, including the following:

•
demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities, including without limitation, demonstrating to the FDA that levels of NVP will remain below the AI throughout the shelf-life of our products;
•
acceptance by the FDA or comparable foreign regulatory authorities of the proposed design of our clinical trials;
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
•
receipt of additional regulatory approvals, including approvals required to initiate distribution and sale of products containing vonoprazan, from applicable regulatory authorities including the FDA;
•
making and/or maintaining arrangements with Takeda, Catalent, Sandoz, Evonik or any future third-party manufacturers for, or establishing, commercial manufacturing capabilities and receiving/importing commercial supplies approved by FDA and other regulators from Takeda, Catalent, Sandoz, Evonik or any future third-party manufacturer;
•
establishing sales, marketing and distribution capabilities and, following required approval, commercializing vonoprazan, whether alone or in collaboration with others;
•
establishment and maintenance of patent and trade secret protection or regulatory exclusivity for vonoprazan;
•
maintaining an acceptable safety profile of vonoprazan following approval; and
•
maintaining and growing an organization of people who can develop and, if approved, commercialize, market, and sell vonoprazan to physicians, patients, healthcare payers, and others in the medical community.

If we are unable to demonstrate to FDA’s satisfaction our ability to maintain the level of NVP below the AI throughout the shelf-life of our products, the launches of our approved products may be further delayed and approval and launch of our erosive GERD NDA may also be further delayed, which could substantially increase our costs and put at risk our ability to generate revenue and adversely affect our commercial prospects.

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

For example, in our Phase 3 clinical trial for the treatment of H. pylori infection, the vonoprazan dual therapy arm was not double-blinded because patients in this arm were administered amoxicillin three times daily, versus twice daily for the triple therapy regimens. Both triple therapy regimens were double-blinded. The inability to double-blind the dual therapy arm may impact how regulatory agencies or healthcare payers interpret such results. For example, the EMA has noted that it expects additional analyses of treatment compliance and drop-out rates in the dual therapy arm because it will not be double-blinded.

Further, in July 2019, we received scientific advice from the EMA on our Phase 3 clinical trial of vonoprazan in the healing and maintenance of healing of erosive GERD. For the healing phase of the study, the EMA recommended that we include an endoscopy to assess healing at Week 4 in addition to the planned endoscopies at Week 2 and Week 8 because the summary of product characteristics for lansoprazole suggests four weeks of treatment to assess healing in erosive GERD. We decided not to incorporate this change into the study design given the additional burden on study subjects to return for a third endoscopy in an eight-week period. This decision may impact the future summary of product characteristics for vonoprazan or may cause the EMA to require us to conduct additional clinical trials for vonoprazan to support marketing approval.

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

For the foregoing reasons, our ongoing and future clinical trials and our efforts to obtain additional regulatory approvals for vonoprazan may not be successful. Further, any safety concerns observed in any one of our ongoing or future clinical trials for the targeted indications could limit the prospects for additional regulatory approvals of vonoprazan or any future product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our ongoing or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before obtaining marketing approvals from regulatory authorities for the sale of vonoprazan for additional indications or approval of any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of vonoprazan in such new indication or of any future product candidates in humans. We do not know whether any ongoing studies will be completed on schedule, if at all, or if any future clinical trials will begin on time. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

As of December 2022, more than 9,000 subjects have been exposed to vonoprazan in completed and ongoing Phase 1 to 3 clinical trials. The doses studied have ranged from 1 to 120 mg with durations up to one year. In our Phase 3 clinical trial for EE, the most common adverse reactions (≥2%) in vonoprazan-treated patients in the healing phase were abdominal pain and diarrhea and in the maintenance phase were gastritis, diarrhea, abdominal pain, dyspepsia, gastroesophageal reflux disease, hypertension, abnormal liver function test, and nausea. Of these, only two adverse events, both in the maintenance phase, exceeded 5%: gastritis (6.4%, vonoprazan 10 mg) and abdominal pain (5.4%, vonoprazan 20 mg). In our Phase 3 clinical trial evaluating vonoprazan in combination with amoxicillin and clarithromycin or amoxicillin, most common adverse reactions (≥2%) in vonoprazan triple therapy-treated patients were dysgeusia, diarrhea, headache, abdominal pain, vulvovaginal candidiasis and hypertension and with vonoprazan dual therapy-treated patients were diarrhea, abdominal pain and nasopharyngitis.

Certain earlier generation PCABs previously under development by other companies may have been discontinued in part due to their hepatic safety profile. These hepatic safety concerns may be compound-specific and not generalizable to the PCAB class. Vonoprazan has shown similar hepatic safety results to lansoprazole across all comparative clinical studies conducted by Takeda, in which 1.0% of subjects treated with vonoprazan 10 mg or 20 mg and 0.8% of subjects treated with lansoprazole 15 mg or 30 mg had ALT or AST elevations greater than three times the upper limit of normal or bilirubin elevations greater than two times the upper limit of normal. Similarly, in the healing phase of PHALCON-EE, transient elevations in ALT or AST greater than 3 times the upper limit of normal were observed in 0.4% of subjects treated with vonoprazan 20 mgs and 0.2% of subjects treated with lansoprazole. In the maintenance phase, ALT or AST greater than three times the upper limit of normal were observed in 1% of subjects treated with vonoprazan 10 mg, 0.3% of subjects treated with vonoprazan 20 mg, and 2% of subjects treated with lansoprazole. The most recent post-marketing safety report from December 2022 includes an estimate of over 50 million patients who have received vonoprazan in Japan and other countries in Asia since launch. Based on the post-marketing experience, the clinically significant adverse reactions section of the Japanese prescribing information for vonoprazan was updated to include shock, anaphylaxis, hepatic impairment, skin reactions such as toxic epidermal necrolysis, Steven- Johnson syndrome, and erythema multiforme, and events of pancytopenia, agranulocytosis, leukocytopenia, and thrombocytopenia. The incidence of these reactions was considered extremely rare (less than 1 in 100,000 patients) and a causal relationship to vonoprazan could not be ruled out. Although serious hepatic adverse events have been observed among patients exposed to vonoprazan in Japan in the post-marketing setting, these cases were typically confounded by comorbidities or other concomitant medications and are believed to be idiosyncratic reactions.

The post-marketing safety data, including the December 2022 post-marketing safety report and the reported hepatic safety events, have been submitted to the PMDA. We may also observe hepatic-related events in our clinical trials.

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

As a company, we have only received regulatory approval for two products, VONOPRAZAN TRIPLE PAK and VONOPRAZAN DUAL PAK, for which we have not initiated commercial launch, and may be unable to obtain additional regulatory approvals for vonoprazan or approval of any future product candidates.

Although we have completed our pivotal Phase 3 clinical trials for vonoprazan for treatment of H. pylori infection, erosive GERD, and non-erosive GERD, and have obtained regulatory approvals for VONOPRAZAN TRIPLE PAK and VONOPRAZAN DUAL PAK for the treatment of H. pylori infection, we still need to obtain regulatory approval from the FDA for VOQUEZNA for the treatment of erosive GERD and have not yet submitted our submission for regulatory approval for non-erosive GERD. Moreover, due to the formation of the nitrosamine NVP in vonoprazan drug product, we have not been able to launch either of our approved products. As a company, we may be unable to successfully control the formation of NVP and as a result would not be able to launch our approved products or obtain approval of vonoprazan for erosive GERD. In addition, we may not be able to obtain regulatory approval of any future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to timely obtain regulatory approvals could delay us in commercializing vonoprazan or any future product candidates.

Vonoprazan and any future product candidates are subject to extensive regulation and compliance obligations, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize vonoprazan and any future product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of vonoprazan and any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in other foreign markets. In the United States, we are not permitted to market vonoprazan and any future product candidates until we receive the necessary regulatory approval from the FDA and in the EU, we are not permitted to market vonoprazan and any future product candidates until we receive a marketing authorization from the European Commission or competent authorities of the EU member states. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels and the ability to hire and retain key personnel. In addition, approval policies or regulations may change, and the FDA and EMA and comparable regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. For example, in February 2023, we received complete response letters from the FDA relating to our erosive GERD NDA and post approval supplement to our approved H. pylori NDAs, both of which address nitrosamine specifications and controls. As a result, the approval of vonoprazan for treatment of erosive GERD and our ability to launch our approved products for the treatment of H. pylori infection have been delayed.

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
•
such authorities may find deficiencies in the manufacturing processes or facilities of Takeda, Sandoz, Evonik, Catalent or any future third-party manufacturers with which we contract for clinical and commercial supplies;
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

For example, we believe the rapid onset of action of vonoprazan may enable as needed use for the management of non-erosive GERD. However, no proton pump inhibitor has received approval from the FDA for this indication. We may be incorrect in our belief regarding the potential of vonoprazan as an as needed treatment for non-erosive GERD and any future clinical trial we conduct studying as needed dosing of vonoprazan in non-erosive GERD patients may not succeed including as a result of our design and enrollment criteria.

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

We enrolled patients in Europe in our erosive GERD and H. pylori trials. Additionally, we may conduct future clinical trials outside of the United States. However, the FDA and other comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We enrolled patients in Europe in our erosive GERD and H. pylori trials, and we may conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States and not subject to an IND, acceptance of this data is subject to certain conditions imposed by the FDA. For example, where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the United States population and United States medical practice; the trials were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Similar requirements may apply in foreign jurisdictions.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed stand inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We currently rely on Catalent and Takeda for the manufacture of vonoprazan for clinical development and expect to rely on Catalent, Evonik and other third parties for clinical supplies for the foreseeable future, and we expect to rely on Takeda, Catalent, Evonik and other third parties to produce commercial supplies of vonoprazan drug substance and drug product, and on Sandoz for commercial supplies of amoxicillin and clarithromycin for our convenience packs. This reliance on third parties increases the risk that we will not have sufficient quantities of vonoprazan, amoxicillin, and/or clarithromycin, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. Pursuant to the Takeda License, we entered into a clinical manufacturing and supply agreement with Takeda for the supply of vonoprazan for our clinical trials. In addition, we entered into a commercial supply agreement with Takeda for the commercial supply of bulk drug product and/or drug substance, a commercial supply agreement with Catalent for the commercial supply of drug product, a commercial supply agreement with Evonik for the supply of drug substance, and a commercial supply and packaging agreement with Sandoz for commercial supply of amoxicillin, clarithromycin and finished convenience packs containing vonoprazan and one or both of those antibiotics. As a result, we currently rely, and expect to continue to rely, on third parties for the manufacture of vonoprazan and related raw materials for clinical development and commercial supply. If Takeda, Catalent, Evonik or Sandoz fails to fulfill its obligations under its respective supply agreement(s), or if any of the vonoprazan drug product or drug substance supplied by Takeda, Catalent or Evonik cannot be utilized due to quality or cGMP or similar concerns, adverse findings during regulatory inspections or other reasons, our development plans and commercialization of vonoprazan, if approved, could be significantly delayed or otherwise adversely affected. The facilities used by Takeda, Catalent and Evonik to manufacture vonoprazan and by Sandoz to manufacture amoxicillin and clarithromycin and to package the antibiotics and vonoprazan must be approved by the FDA and foreign regulatory authority pursuant to inspections that may be conducted after we submit marketing authorizations to the FDA and comparable foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, Takeda, Catalent, Evonik and Sandoz for compliance with applicable cGMP or similar requirements. If Takeda, Catalent, Evonik, Sandoz, or any other third-party manufacturer we contract with in the future, cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over Takeda’s, Catalent’s, Evonik’s, Sandoz’s, or any other third-party manufacturer’s ability to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve of facilities of the third-party manufacturer for the manufacture of vonoprazan or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market vonoprazan, if approved. For example, in June 2020, the FDA issued a warning letter to Takeda following a routine inspection of aseptic (sterile) drug product manufacturing at Takeda’s manufacturing facility located in Hikari, Yamaguchi, or the Hikari Facility. Although it is not an aseptic product, Takeda also manufactures vonoprazan drug substance and drug product at the Hikari Facility. The warning letter indicated that the FDA was not satisfied with Takeda’s response to an FDA Form 483 issued to Takeda following the inspection and cited significant violations of cGMP for finished aseptic pharmaceuticals. Due to the issues relating to the Hikari Facility, we did not include the Hikari Facility, as a contract manufacturing site in the H. pylori NDAs we submitted to FDA in September 2021. In October 2021, the FDA revised the inspection classification of the Hikari Facility to Voluntary Action Indicated, or VAI. Takeda has reported that this revision means the FDA determined that the conditions in the warning letter dated June 2020 have been sufficiently addressed. We have not experienced any clinical supply constraints to date as a result of the issues at the Hikari Facility, and we currently do not expect these issues will have an effect on our ongoing or future clinical trials or commercial supplies. Our failure, or Takeda’s, Catalent’s, Evonik’s, Sandoz’s or any other third-party manufacturer’s failure, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Furthermore, Takeda may choose to prioritize the manufacture of vonoprazan for its markets over the manufacture of vonoprazan for our licensed markets.

Our or Takeda’s, Catalent’s, Evonik's or Sandoz’s failure, or the failure of any future third-party manufacturer, to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

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

Vonoprazan and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. Moreover, there may be a limited number of manufacturers that operate under cGMP or similar regulations and that might be capable of manufacturing for us.

Any performance failure on the part of Takeda, Catalent, Evonik, Sandoz or any future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of vonoprazan and any future product candidates. If Takeda, Catalent, Evonik, or Sandoz cannot perform as agreed, we may be required to replace them and we may be unable to replace them on a timely basis or at all. Further, Takeda, Catalent, Evonik, Sandoz and any other third-party manufacturers we may use may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health emergencies such as the COVID-19 pandemic or ongoing hostilities in the Ukraine. If Takeda, Catalent, Evonik, Sandoz or other third-party manufacturers were to encounter any manufacturing or shipping difficulties or delays due to these factors, our ability to provide vonoprazan to patients in clinical trials, or to provide product for treatment of patients if approved, would be jeopardized.

Our current and anticipated future dependence upon others for the manufacture of vonoprazan or any future product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Our reliance on third parties, including Takeda, Catalent and Evonik, requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely, and expect to continue to rely on Takeda, Catalent and Evonik to manufacture vonoprazan and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, consulting agreements or other similar agreements with our advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Commercialization of Vonoprazan and Any Future Product Candidates

Even if we receive regulatory approval for any product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

With respect to our approved products, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, and, if approved, VOQUEZNA and any future product candidates, the FDA, EMA or other comparable regulatory authority may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA and comparable regulatory authorities may also require a REMS or similar risk management measures as a condition of approval of any additional products containing vonoprazan or future product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, for our approved products or future products that obtain approval, particularly following commercial launch of any such products, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and similar requirements and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize products containing vonoprazan and any future product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of additional products containing vonoprazan and any future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, may be subject to enforcement action, and we may not achieve or sustain profitability.

For instance, the EU has adopted the Clinical Trials Regulation, or CTR, in April 2014, which became applicable on 31 January 2022. The CTR is directly applicable in all EU member states, repealing the current Clinical

Trials Directive. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database.

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

The commercial success of vonoprazan or any future product candidates will depend upon the degree of market acceptance of such product candidates by physicians, patients, healthcare payers and others in the medical community.

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
•
our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers and other third-party payers;
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

If either of our current approved products, and if approved, any additional product containing vonoprazan or any future product candidate, does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payers or patients, we may not generate sufficient revenue from that product and may not become or remain profitable. Our efforts to educate the medical community and third-party payers regarding the benefits of our products may require significant resources and may never be successful.

Takeda has the right to develop and commercialize vonoprazan outside of the United States, Europe, and Canada and has received marketing approval for vonoprazan in certain countries in Asia and Latin America as well as in Russia. We have little or no control over Takeda’s commercialization activities with respect to vonoprazan outside of our licensed territories even though those activities could impact our ability to successfully commercialize vonoprazan. For example, Takeda can make statements or use promotional materials with respect to vonoprazan outside of our licensed territories that are inconsistent with our positioning of the product in the United States, Europe, and Canada, and could sell vonoprazan in foreign countries at prices that are dramatically lower than the prices we would charge in our licensed territories. These activities and decisions, while occurring outside of our licensed territories, could harm our commercialization strategy. In addition, product recalls or safety issues with vonoprazan outside our licensed territories could result in serious damage to the brand and impair our ability to successfully market vonoprazan in our licensed territories.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products such as our currently approved products, and any additional products containing vonoprazan and any future product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, the FDA has approved both VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for the treatment of H. pylori infection in adults, and we are not currently permitted to promote these products for any other uses, unless and until such uses are approved by the FDA. For any product for which we have obtained a marketing approval, however, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of products containing vonoprazan or any future product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

The successful commercialization of VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK, or if approved, VOQUEZNA or any future product candidates, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other third-party payers are essential for most patients to be able to afford prescription medications such as VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK, or, if approved, VOQUEZNA or any future product candidates. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payers will have an effect on our ability to successfully commercialize those products. Even if we obtain coverage for a given product by a third-party payer, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payers increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payers may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payer may consider our products as substitutable and only offer to reimburse patients for the less expensive product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our products, pricing of existing drugs may limit the amount we will be able to charge for our products. These payers may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products and may not be able to obtain a satisfactory financial return on products that we may develop.

There is significant uncertainty related to third-party payer coverage and reimbursement of newly approved products. In the United States, third-party payers, including private and governmental payers, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third-party payers may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third-party payers will decide with respect to the coverage and reimbursement for our products.

Obtaining and maintaining reimbursement status is time consuming, costly and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payers and other governmental payers develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payers in the United States. Therefore, coverage and reimbursement for products can differ significantly from payer to payer. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

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

Moreover, increasing efforts by governmental and third-party payers in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

If following commercialization of products containing vonoprazan (or any future product candidates, if approved) we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we successfully commercialize products containing vonoprazan and, if approved, any future product candidates, we will likely participate in governmental programs, such as Medicaid, that impose extensive drug price reporting and payment obligations on pharmaceutical manufacturers.

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

In order to be eligible to have drug products paid for with federal funds under Medicaid and purchased by certain federal agencies and grantees, a manufacturer must also participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under the VA/FSS program, a manufacturer must report the Non-Federal Average Manufacturer Price, or Non-FAMP, for its covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These federal agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). The manufacturer must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.

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

We expect that VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for the treatment of H. pylori infection, and, if approved, VOQUEZNA, for the treatment of erosive GERD, will primarily compete with generic PPIs marketed by multiple pharmaceutical companies in both the prescription and OTC markets. Additionally, in March 2020, RedHill Biopharma Ltd. launched Talicia, a co-formulated capsule comprising generic omeprazole, amoxicillin, and rifabutin for the treatment of H. pylori infection.

We are aware of other PCABs in development in the United States, as well as a number of other PCABs in territories outside of the United States that if developed and approved in our territories may compete with vonoprazan. In the United States, Neurogastrx previously announced its intention to commence a Phase 3 erosive GERD trial for fexuprazan, under an exclusive license from Daewoong Pharmaceutical Co., Ltd., or Daewoong. In addition, Cinclus Pharma AG, or Cinclus, received QIDP designation for linaprazan glurate in combination with antibiotics for the treatment of H. pylori infection, completed a Phase 2 dose selection study for erosive GERD in November 2022, and plans to initiate Phase 3 studies in 2023 for the treatment of GERD and H. pylori infection. Finally, Sebela Pharmaceuticals, which acquired development and commercialization rights in United States and Canada to tegoprazan from HK inno.N, a South Korean company, has initiated two Phase 3 studies in the United States, one for non-erosive GERD and the other for healing and maintenance of healing of erosive GERD. The estimated completion date for these studies is May 2024 and December 2024, respectively. Outside the United States, in 2022 Daewoong launched fexuprazan in South Korea for the treatment of erosive GERD under the brand name Fexuclue, has submitted applications for regulatory approval in additional countries in Asia and Latin America, and has out-licensed rights to develop fexuprazan in China to Shanghai Haini, a subsidiary of China’s Yangtze River Pharmaceutical Group. Also outside the United States, revaprazan is marketed by Yuhan Corporation in South Korea, and tegoprazan is marketed by HK inno.N in South Korea, is also marketed in China and Indonesia, and is currently in development by RaQualia Pharma, Inc. in Japan. Additionally, Jeil Pharm has initiated a Phase 3 trial in South Korea of its PCAB candidate, JP-1366, in erosive GERD, and Cinclus’ linaprazan glurate has completed a Phase 2 clinical trial in Europe. To our knowledge, none of these compounds have demonstrated superiority to PPIs in a Phase 3 clinical trial.

Additionally, we are aware of several clinical-stage PPIs in territories outside of the United States that if developed and approved in our licensed territories may compete with vonoprazan. These include Dexa Medica’s DLBS-2411, currently launched in the Philippines and in Phase 3 in Indonesia, Sihuan Pharmaceutical’s anaprazole, currently in Phase 3 in China, and Eisai’s azeloprazole, currently in a Phase 2 in China.

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

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we initial commercial launch of VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK, or if approved, VOQUEZNA or any future product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing vonoprazan or any future product candidates. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

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

We have limited internal marketing, sales or distribution capabilities, and we have never commercialized a product. In order to initiate commercial launch for VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK, or, if approved, VOQUEZNA or any future product candidates, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We plan to independently commercialize vonoprazan in the United States by building a leading specialty gastroenterology commercial infrastructure to support the adoption of vonoprazan and we plan to seek one or more partners with existing commercial infrastructure and expertise in Europe and Canada. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a marketing and sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK, VOQUEZNA or any future product candidates, which may change from time to time;
•
coverage and reimbursement policies with respect to VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK, and, if approved, VOQUEZNA or any future product candidates, and potential future drugs that compete with such products, if approved;
•
the cost of manufacturing vonoprazan or any future product candidates, which may vary depending on the quantity of production and the terms of our agreements with Takeda, Catalent, Evonik, Sandoz and any future third-party manufacturers;
•
business interruptions resulting from geopolitical actions, including war, such as the ongoing hostilities in the Ukraine, and terrorism, or natural disasters such as earthquakes, typhoons, floods and fires or public health emergencies or pandemics such as the ongoing COVID-19 pandemic;
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

A public health pandemic, such as COVID-19, has the potential to impact worldwide economic activity and poses the risk that we or our employees, contractors, including our CROs, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. In March 2020, due to efforts to combat the COVID-19 pandemic, we announced a temporary pause in randomization of new patients in our Phase 3 trials and did not recommence randomizations in either trial until June 2020. While it is not possible at this time to estimate the full impact that COVID-19 or a future public health pandemic could have on our business, the measures taken by the governments of countries affected could, in addition to disrupting our clinical trials, disrupt the supply chain and the manufacture or shipment of drug substance and finished drug product of vonoprazan for use in our clinical trials or in commercial distribution, which could delay our ongoing clinical trials and increase development costs, or impair our ability to successfully commercialize vonoprazan following regulatory approval, and in either case have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic and mitigation measures had had an adverse impact on global economic conditions and mitigation measures regarding a future public health pandemic could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which COVID-19 or a future public health pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted.

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

In order to service our current indebtedness and any additional indebtedness we may incur in the future, we need to generate cash from our operating activities or other financings. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. Our business may not be able to generate sufficient cash flow from operations, and future borrowings or other financings may not be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This could place us at a competitive disadvantage compared to our competitors that have less indebtedness.

The Loan Agreement contains customary affirmative and negative covenants that limit our ability to engage in certain transactions that may be in our long-term best interest. The affirmative covenants include, among others, covenants requiring us to maintain certain levels of cash subject to a control agreement in favor of Hercules, and commencing on November 15, 2023, certain levels of trailing three-month net product revenue from the sale of vonoprazan and products containing vonoprazan, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding our operating accounts. The negative covenants include, among others, limitations on our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions.

While we believe we are currently in compliance with the covenants contained in the Loan Agreement, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, the lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding under the applicable agreement, terminate any commitment to extend further credit and foreclose on the collateral. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Our Revenue Interest Financing Agreement could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.

In May 2022, we entered into a Revenue Interest Financing Agreement with the Initial Investors pursuant to which we can receive up to $260 million in funding from the Initial Investors, and in October 2022, we entered into the Joinder Agreement under which we can receive up to $40 million from the Additional Investor, bringing the total funding available under the Revenue Interest Financing Agreement to up to $300 million. Under the terms of the Revenue Interest Financing Agreement and Joinder Agreement, we received $100 million at the initial closing and can receive an additional $175 million upon FDA approval of vonoprazan for treatment of erosive GERD on or before March 31, 2024. In addition, we are eligible for $25,000,000 in additional funding for achievement of a sales milestone.

Under the Revenue Interest Financing Agreement, the investors are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and if we receive FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with non-erosive GERD. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount. In addition, at any time after the earlier of (i) April 30, 2024 and (ii) the date that the payment for erosive GERD regulatory approval is made, we have the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

If the investors have not received aggregate payments of at least 100% of the Investment Amount by December 31, 2028, and at least 200% of the Investment Amount by December 31, 2037, each a Minimum Amount, then we will be obligated to make a cash payment to the investors in an amount sufficient to gross the investors up to the applicable Minimum Amount.

Pursuant to the Revenue Interest Financing Agreement, we also agreed to specified affirmative and negative covenants, including covenants to use commercially reasonable efforts to promote products containing vonoprazan in the United States and covenants requiring us to maintain certain levels of cash. The Revenue Interest Financing Agreement also contains representations and warranties, other covenants, indemnification obligations, and other provisions customary for transactions of this nature. In the event of an event of default under the Revenue Interest Financing Agreement, the investors may be entitled to foreclose on the pledged collateral which includes the applicable royalty under the Royalty Interest Financing Agreement from net sales of product containing vonoprazan.

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

We have substantially increased our organization from seventy-three full-time employees in December 2021 to one hundred and twelve full-time employees as of December 31, 2022. As we continue development and pursue the potential commercialization of vonoprazan and any future product candidates, as well as function as a public company, we will continue to expand our marketing, sales, financial, regulatory, and manufacturing capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize vonoprazan and any future product candidates and to compete effectively will depend, in part, on our ability to manage our recent substantial growth and any future growth effectively.

We are subject to various foreign, federal, and state healthcare laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers, patient organizations and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include, but are not limited to:

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
•
the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) , certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives)and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. At the federal level, such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

The likelihood of implementation of these and other reform initiatives is uncertain. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third party payers and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for vonoprazan and any future product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

We expect that these healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize vonoprazan and any future product candidates, if approved.

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

We face an inherent risk of product liability as a result of the clinical trials of vonoprazan and any future product candidates and will face an even greater risk if we commercialize vonoprazan or, following approval, any future product candidates. For example, we may be sued if vonoprazan or any future product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

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
•
a decline in our stock price.

Our inability to maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, and, if approved, VOQUEZNA and additional products we may develop. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. As a result of receiving marketing approval for, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, we have expanded our insurance coverage to include the commercialization of these products as well as, if approved, vonoprazan; however, we may be unable to continue to obtain this liability insurance on commercially reasonable terms and such insurance may be insufficient to cover our exposure.

We and others, including any of our potential future collaborators, will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.

If we or any of our potential future collaborators are successful in commercializing VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, or, if approved, VOQUEZNA or any future product candidates, the FDA and foreign regulatory authorities would require that we and Takeda (with respect to products containing vonoprazan) and any of our current or potential future collaborators, report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We, Takeda and any of our potential future collaborators or CROs may fail to report adverse events within the prescribed timeframe. If we, Takeda or any of our potential future collaborators or CROs fail to comply with such reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval of future products.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the CCPA on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. It provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Connecticut, Colorado and Utah and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Implementation of the EU Patent Package will likely occur in the first half of 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

As of December 31, 2022, up to 8,780,741 shares of common stock that are either subject to outstanding options, warrants or other rights or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Further, we filed a registration statement, which became effective on November 17, 2020, registering the resale of up to 14,499,416 shares of common stock held by Takeda and Frazier Life Sciences IX, L.P., or Frazier, including all shares of our common stock underlying the Takeda Warrant, which warrant has since been exercised in full. As a result of the registration statement, Takeda and Frazier are each able to freely sell some or all of their shares of our common stock. Any sales by these stockholders could have a material adverse effect on the trading price of our common stock.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting company may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three- year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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
•
an exclusive forum provision providing that the federal district courts will be the exclusive forum for actions and proceedings a cause of action arising under the Securities Act of 1933, as amended, and that the Court of Chancery of the State of Delaware will be the exclusive forum for certain other actions and proceedings;
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

Holders of Common Stock

As of February 24, 2023, there were 41,973,271 shares of our common stock outstanding held by approximately 59 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

As of December 31, 2021 the net proceeds from our initial public offering and follow on offering had been applied as follows: $151.7 million toward the clinical development of vonoprazan and $79.7 million towards working capital and general corporate purposes. As of December 31, 2021, we had used all of the net proceeds from our IPO of approximately $191.5 million.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our initial approved products, VOQUEZNA TRIPLE PAK and VONOPRAZAN DUAL PAK, as well as our current product candidate, VOQUEZNA, contain vonoprazan, an oral small molecule PCAB. PCABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan has shown rapid, potent, and durable anti-secretory effects and has demonstrated clinical benefits over the current standard of care as a single agent in the treatment of erosive gastroesophageal reflux disease, or erosive GERD, and in combination with antibiotics for the treatment of H. pylori infection. Takeda developed vonoprazan and has received marketing approval in numerous countries in Asia and Latin America as well as Russia. Vonoprazan generated approximately $850 million in net sales in its seventh] full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda.

In 2021 we reported positive topline data from two pivotal Phase 3 clinical trials for vonoprazan: one for the treatment of H. pylori infection, or PHALCON-HP, and a second for the treatment of erosive GERD, PHALCON-EE. In April 2021, we reported positive topline data from PHALCON-HP, and in October 2021, we reported positive topline data from PHALCON-EE. These data are supplemented by the extensive existing clinical data generated by Takeda as part of their development program for vonoprazan in Japan and other markets. In September 2021, we submitted two new drug applications, or NDAs, for combination packs that contain vonoprazan for the treatment of H. pylori infection in adults, one in combination with amoxicillin and clarithromycin (vonoprazan triple therapy) and the other in combination with amoxicillin alone (vonoprazan dual therapy). In May 2022, the FDA approved the NDAs for vonoprazan triple therapy, under the brand name VOQUEZNA TRIPLE PAK, and vonoprazan dual therapy, under the brand name VOQUEZNA DUAL PAK. Prior to approval, in May 2021, we received qualified infectious disease product, or QIDP, designations for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, which, upon approval of these products, added five years of regulatory exclusivity to the five years of new chemical entity, or NCE, exclusivity for vonoprazan to which these products were, and future products we develop containing vonoprazan will be, entitled.

In March 2022, we submitted an NDA for vonoprazan as a treatment for adults for the healing of all grades of erosive GERD, maintenance of healing of all grades of erosive GERD, and relief of heartburn associated with erosive GERD. If approved, we expect to market the product under the brand name VOQUEZNA. In August 2022, we announced that, consistent with current FDA recommendations for all chemically synthesized drug compounds, we previously initiated post-approval testing to determine whether nitrosamine impurities were present in our initial commercial drug product for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. These tests revealed trace levels of a nitrosamine impurity, N-nitroso-vonoprazan, or NVP, that is not described within the FDA guidance document entitled “Control of Nitrosamine Impurities in Human Drugs – Guidance for Industry.” In January 2023, we announced that, although the FDA established an acceptable daily intake level (AI) for NVP at 96 ng/day, the FDA advised us that it would not be acting on our erosive GERD NDA on or prior to the Prescription Drug User Fee Act (PDUFA) target action date of January 11, 2023. Rather, the FDA requested additional stability data demonstrating that the levels of NVP will remain at or below the AI throughout the proposed shelf life of the product. In February 2023, we received complete response letters from the FDA relating to our erosive GERD NDA and post approval supplement relating to our approved H. pylori NDAs, both of which address specifications and controls for NVP. These letters formalize FDA’s prior request that we provide additional stability data to demonstrate that levels of NVP will remain at or below the AI throughout the proposed shelf life of the product.

No additional deficiencies were cited by the FDA in either letter. We have scheduled a meeting with the FDA in March 2023 to discuss our resubmission plan and timeline. If we are unable to demonstrate to the FDA that we will be able to maintain NVP levels at or below the AI, launches of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK will be further delayed and approval of our erosive GERD NDA will continue to be delayed, which could substantially increase our costs and delay or put at risk our ability to generate revenue and adversely affect our commercial prospects.

Also in January 2023, we reported positive topline results from PHALCON-NERD-301, a Phase 3 study evaluating the safety and efficacy of vonoprazan for the daily treatment of adults with non-erosive GERD. We are also in discussions with the FDA regarding the design of a Phase 3 trial to evaluate the novel dosing regimen of vonoprazan as an as needed treatment for episodic heartburn relief in patients with non-erosive GERD, a dosing regimen not approved in the U.S. for PPIs. This trial would constitute our fourth Phase 3 trial for vonoprazan. In February 2022, we reported positive topline results from PHALCON-NERD-201, a Phase 2 proof-of-concept study evaluating this novel dosing regimen.

We plan to independently commercialize VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK and, if approved, VOQUEZNA, in the United States. We plan to seek commercial partnerships for vonoprazan in Europe and Canada, expand development of vonoprazan into other indications, dosing regimens and alternative formulations and packaging, and in-license or acquire additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, conducting our Phase 3 clinical trials of vonoprazan, preparing applications for regulatory approval for vonoprazan and preparing for a potential commercial launch. Our operations to date have been funded primarily through the issuance of convertible promissory notes, commercial bank debt, the proceeds from our initial public offering and our follow-on public offering. From our inception through December 31, 2022, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes, $100.0 million of debt, net proceeds from our initial public offering of $191.5 million from the sale of 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share, after deducting underwriting discounts, commissions and offering costs, and net proceeds of $88.6 million from the sale of 2,250,000 shares of common stock at a public offering price of $39.48 per share after deducting underwriting discounts and commissions, and an additional $0.2 million in offering costs. As of December 31, 2022, we had cash and cash equivalents of $155.4 million. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our Loan Agreement with Hercules are sufficient to fund operations for at least the next twelve months and receipt of $175 million in additional milestone payments under our Revenue Interest Financing Agreement, will be sufficient to fund our operations through the end of 2024.

We have not initiated commercial launch of any products and have incurred net losses since our inception. Our net losses for the years ended December 31, 2022 and 2021 were $197.7 million and $143.9 million, respectively. As of December 31, 2022, we had an accumulated deficit of $727.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities. We expect our expenses and operating losses will increase as we continue to advance vonoprazan through clinical trials, seek additional regulatory approvals for vonoprazan, expand our quality, regulatory, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for VOQUEZNA for erosive GERD in the U.S., protect our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

We have never generated any revenue and do not expect to generate any revenues from product sales unless and until we obtain regulatory approval for VOQUEZNA, or approval of our resubmission for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, in the U.S. Accordingly, until such time as we can generate significant revenue from sales of products containing vonoprazan, if ever, we expect to finance our cash needs through equity offerings, our Loan Agreement, our Revenue Interest Financing Agreement, additional debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, and this risk could be exacerbated by the impact of the ongoing hostilities in the Ukraine on global economic conditions. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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
•
the phase of development of the product candidate; and
•
the efficacy and safety profile of the product candidate;

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$71,441	$72,338	$(897)
General and administrative	100,999	62,742	$38,257
Total operating expenses	172,440	135,080	37,360
Loss from operations	(172,440)	(135,080)	(37,360)
Other income (expense):
Interest income	2,132	41	2,091
Interest expense	(27,305)	(6,788)	(20,517)
Other expense	(110)	(2,056)	1,946
Total other income expense	(25,283)	(8,803)	(16,480)
Net loss	$(197,723)	$(143,883)	$(53,840)

Research and Development Expenses. Research and development expenses were $71.4 million and $72.3 million for the years ended December 31, 2022 and 2021, respectively. The decrease of $0.9 million consisted of consisted of a reduction of $3.2 million of expenses related to regulatory requirements and $0.4 million of chemistry manufacturing and controls, or CMC, costs related to vonoprazan, partially offset by increases $2.7 million of personnel-related, consulting and other research expenses.

General and Administrative Expenses. General and administrative expenses were $101.0 million and $62.7 million for the years ended December 31, 2022 and 2021, respectively. The increase of $38.2 million was due to increases of $21.0 million in professional services expenses for commercial, medical affairs and other services, $15.7 million in personnel-related expenses, $1.7 million in legal and other expenses in 2022, partially offset by a $0.2 million reduction in consulting fees.

Other Income (Expense). Other expense of $25.3 million for the year ended December 31, 2022 consisted of $27.4 million of interest expense under the Hercules Loan and Revenue Interest Financing Agreements, partially offset by $2.1 million of interest income on deposits. Other expense of $8.8 million for the year ended December 31, 2021 consisted of $6.8 million of interest expense and $2.0 million of charges related to early extinguishment of debt.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2022, we had cash and cash equivalents of $155.4 million.

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

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million (the “Term Loan”) under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100.0 million, all of which was funded on the Closing Date (the “First Advance”), (ii) a second tranche consisting of up to an additional $50.0 million, which became available to us upon achievement of the protocol-specified primary efficacy endpoints in our Phase 3 trial studying vonoprazan for the healing and maintenance of healing of erosive GERD with acceptable safety data, such that the results support the submission of a New Drug Application (“NDA”) or supplemental NDA without the need to conduct another Phase 3 study and will be available, if specified conditions are met, through December 15, 2022, see amendment to later date below, (iii) a third and fourth tranches consisting of an additional total $50.0 million, which became available to us in May 2022 upon the achievement of (a) FDA approval of our NDA for vonoprazan and amoxicillin, or its NDA for vonoprazan, amoxicillin and clarithromycin, in each case for an indication relating to the treatment of H. pylori with an approved indication on the claim that is generally consistent with that sought in our NDA submission; and (b) filing of an NDA or supplemental NDA for vonoprazan for indications relating to the healing and maintenance of healing of erosive GERD. The third and fourth tranches will remain available until September 30, 2023, and March 31, 2024, respectively. We intend to use the proceeds of the Term Loan advances for working capital and general corporate purposes. In addition, approximately $54 million of the proceeds from the First Advance was used to satisfy in full and retire our indebtedness under its previously outstanding credit facility with Silicon Valley Bank (the “SVB Term Loan”).

On September 27, 2022, the Company entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the date the second tranche of funding of $50 million will remain available to the Company has been moved until May 15, 2023, rather than December 15, 2022.

The Term Loan will mature on October 1, 2026 (the “Maturity Date”). The Term Loan bears (i) cash interest at a variable annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% (the “Interest Rate”) and (ii) payment-in-kind interest at a per annum rate of interest equal to 3.35%. We may make payments of interest only through October 1, 2024, which was extended to October 1, 2025, upon the achievement of the Second Performance Milestone in May 2022 prior to September 30, 2024 and the condition that no default or event of default exists, and which is further extendable to October 1, 2026, subject to FDA approval of our NDA (or supplemental NDA) for vonoprazan for an indication relating to the healing and maintenance of healing of erosive GERD with an approved indication on the label that is generally consistent with that sought in our NDA submission (or supplemental NDA submission) (the “Third Performance Milestone”) on or prior to September 30, 2025 and no default or event of default exists (the “interest only period”). After the interest-only period, the principal balance and related interest will be required to be repaid in equal monthly installments and continuing until the Maturity Date.

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

Revenue Interest Financing Agreement

On May 3, 2022, we entered into a Revenue Interest Financing Agreement (the “Revenue Interest Financing Agreement”), with entities managed or advised by NovaQuest Capital Management (“NQ”), Sagard Holdings Manager LP (“Sagard”) and Hercules Capital, Inc. (“Hercules” together with NQ and Sagard, the “Initial Investors”) pursuant to which we can receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, we received $100 million at the initial closing and can receive an additional $160 million upon FDA approval of vonoprazan for treatment of erosive GERD on or before March 31, 2024. In addition, we had the right to obtain a written commitment from a third party for up to (i) at any time prior to December 31, 2022, $15,000,000 in additional funding upon FDA approval of vonoprazan for erosive GERD (“Approval Additional Funding”), and (ii) at any time prior to June 30, 2024, $25,000,000 in additional funding for achievement of a sales milestone (“Milestone Additional Funding”, and, together with the Approval Additional Funding, the “Additional Investor Funding”).The Initial Investors had a right of first offer for any Additional Investor Funding.

On October 31, 2022, we entered into a Joinder and Waiver Agreement with the Initial Investors and CO Finance LVS XXXVII LLC (“the Additional Investor”), and Hercules Capital, Inc. in its capacity as administrative agent and collateral agent for itself and the lenders under that certain Loan Agreement (the “Joinder Agreement”) in respect of the Revenue Interest Financing Agreement. Under the terms of the Joinder Agreement, the Initial Investors waived their rights of first offer regarding the Additional Investor Funding and the Additional Investor joined the Revenue Interest Financing Agreement to extend commitments for the Additional Investor Funding. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the “Investment Amount.”

Under the Revenue Interest Financing Agreement, the Initial Investors, and subsequent to the payment of the Approval Additional Funding, the Additional Investor, are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and if we receive FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with non-erosive GERD. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount. In addition, at any time after the earlier of (i) April 30, 2024 and (ii) the date that the payment for erosive GERD regulatory approval is made, we have the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

If the investors have not received aggregate payments of at least 100% of the Investment Amount by December 31, 2028, and at least 200% of the Investment Amount by December 31, 2037, each a Minimum Amount, then we will be obligated to make a cash payment to the investors in an amount sufficient to gross the investors up to the applicable Minimum Amount.

Upon the occurrence of an event of default taking place prior to April 1, 2025, between April 1, 2025, and April 1, 2028, and after April 1, 2028, we are obligated to pay 1.30 times Investment Amount, 1.65 times Investment Amount, and 2.0 times investment amount, respectively, less any amounts the Company previously paid pursuant to the agreement. Upon the occurrence of a change in control event taking place prior to the earlier of April 1, 2024, or FDA approval of vonoprazan for erosive GERD, we are obligated to pay 200% of the Investment Amount plus either 15% of the Investment Amount if occurrence prior to May 3, 2023, or plus 30% of the Investment Amount if occurrence thereafter.

At-the-Market-Offering

On November 10, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $125.0 million through the Sales Agent, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 which was filed on November 10, 2020 and declared effective by the SEC on November 16, 2020. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. For the year ended December 31, 2022, we sold 2,414,897 shares of our common stock under the ATM Offering for net proceeds of approximately $24.6 million after deducting $0.8 million of issuance costs. As of December 31, 2022, we utilized $25.4 million of the available $125.0 million under the ATM Offering.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our Loan Agreement with Hercules are sufficient to fund operations for at least the next twelve months and receipt of $175 million in additional milestone payments under our Revenue Interest Financing Agreement, will be sufficient to fund our operations through the end of 2024. We expect such amounts will allow us to complete our ongoing Phase 3 clinical trial studying vonoprazan for non-erosive GERD (daily dosing), and , if our post-complete response letter resubmissions concerning NVP are approved by FDA, launch vonoprazan for H. pylori and erosive GERD. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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
•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payers and adequate market share and revenue for any approved products;
•
patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payers;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•
costs associated with any products or technologies that we may in-license or acquire.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through equity offerings, the Loan Agreement, the Revenue Interest Financing Agreement, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Including our existing cash and cash equivalents, we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our Loan Agreement with Hercules are sufficient to fund operations for at least the next twelve months and receipt of $175 million in additional milestone payments under our Revenue Interest Financing Agreement, will be sufficient to fund our operations through the end of 2024.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$(146,530)	$(148,457)	$1,927
Investing activities	(1,041)	(328)	(713)
Financing activities	120,042	44,708	75,334
Net decrease in cash	$(27,529)	$(104,077)	$76,548

Operating Activities

Net cash used in operating activities was approximately $146.5 million and $148.5 million for the years ended December 31, 2022 and 2021, respectively. The net cash used in operating activities for the year ended December 31, 2022 was due to approximately $152.0 million spent on ongoing research and development and general and administrative activities offset by a $5.5 million change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $7.7 million increase in accounts payable and accrued expenses in support of the growth in our operating activities, partially offset by a $2.2 million increase in prepaid assets and other assets. The net cash used in operating activities for the year ended December 31, 2021 was due to approximately $121.1 million spent on ongoing research and development and general and administrative activities and a $27.4 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $28.2 million decrease in accounts payable and accrued expenses (including clinical trial expenses) in support of the growth in our operating activities, partially offset by a $0.8 million decrease in prepaid and other assets.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2022 and 2021 was primarily due to the cash we paid for acquiring property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $120 million, was due to the net proceeds from the revenue interest financing liability and issuance of common stock under the ATM Offering. Net cash provided by financing activities for the year ended December 31, 2021 was $44.7 million, due to $96.9 million of net proceeds from the loan agreement with Hercules and $1.9 million of proceeds related to stock option exercises partially offset by the $54.1 million repayment of the SVB Term Loan.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2022 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Total debt, including interest and final payment fee (1)	$124,471	$—	$29,707	$94,764	$—
Minimum operating lease payments	$2,000	734	1,266	—	—
Total	$126,471	$734	$30,973	$94,764	$—

(1) Our outstanding long-term debt bears interest at a variable rate. The interest amounts included herein are based on the interest rate in effect as of December 31, 2022.

In addition to the contractual obligations summarized above, on May 5, 2020, we entered into a Commercial Supply Agreement with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product. We incurred $0.7 million and $1.8 million of expenses related to the Commercial Supply Agreement during the years ended December 31, 2022 and 2021, respectively. We have no remaining minimum purchase obligation related to this agreement.

Additionally, on December 30, 2020, we entered into a Supply and Packaging Services Agreement with Sandoz, pursuant to which Sandoz has agreed to supply commercial quantities of amoxicillin capsules and clarithromycin tablets, to package these antibiotics with vonoprazan, in finished convenience packs, and to supply us with these convenience packs. The supply agreement commits the Company to a minimum purchase obligation of approximately $3.8 million during the first 24-month period following the launch of the final product. As of December 31, 2022, we are unable to estimate the timing of future expenses and, therefore, any related payments are not included in the table above. We have not incurred any expenses under the agreement during the year ended December 31, 2022.

Additionally, on May 3, 2022, we entered into a Revenue Interest Financing Agreement (the “Revenue Interest Financing Agreement”), with entities managed or advised by NovaQuest Capital Management (“NQ”), Sagard Holdings Manager LP (“Sagard”) and Hercules Capital, Inc. (“Hercules” together with NQ and Sagard, the “Initial Investors”) and received $100 million at the initial closing (the "Investment Amount"). Under the Revenue Interest Financing Agreement, the Initial Investors are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount. We have not made any payments under the Revenue Interest Financing Agreement during the year ended December 31, 2022.

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

Our research and development activities include estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis with forfeitures recognized as they occur. We use the Black-Scholes valuation model to determine the fair value of our stock awards. Through December 31, 2022, our stock-based compensation expense consisted of recognized fair value related to our issuance of restricted stock awards, for which the fair value is determined based on the fair value of the underlying common stock, stock options, and ESPP awards.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the headings “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

None.

Phathom Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Phathom Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Phathom Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Iselin, New Jersey

February 28, 2023

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(in thousands, except share and par value amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$155,385	$183,259
Prepaid expenses and other current assets	5,127	3,267
Total current assets	160,512	186,526
Property, plant and equipment, net	1,207	650
Operating lease right-of-use assets	2,287	1,914
Restricted cash	505	160
Other long-term assets	299	181
Total assets	$164,810	$189,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $35 and $1,343, respectively)	$9,997	$5,150
Accrued clinical trial expenses	—	1,402
Accrued expenses (including related party amounts of $2,499 and $2,330, respectively)	14,678	11,405
Accrued interest	854	477
Operating lease liabilities, current	708	487
Total current liabilities	26,237	18,921

Long-term debt, net of discount	95,264	89,671
Revenue interest financing liability	109,525	—
Operating lease liabilities	1,098	1,183
Other long-term liabilities	7,500	7,500
Total liabilities	239,624	117,275

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at December 31, 2022 and 2021; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000 at December 31, 2022 and 2021; issued shares — 41,723,308 and 31,656,035 at December 31, 2022 and 2021, respectively; outstanding shares — 41,468,871 and 30,511,226 at December 31, 2022 and 2021, respectively	3	3
Treasury stock — 19 and 1 shares at December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	652,276	601,523
Accumulated deficit	(727,093)	(529,370)
Total stockholders’ (deficit) equity	(74,814)	72,156
Total liabilities and stockholders’ equity	$164,810	$189,431

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Operating expenses:
Research and development (includes related party amounts of $2,123 and $4,933, respectively)	$71,441	$72,338
General and administrative (includes related party amounts of $0 and $18, respectively)	100,999	62,742
Total operating expenses	172,440	135,080

Loss from operations	(172,440)	(135,080)

Other income (expense):
Interest income	2,132	41
Interest expense	(27,305)	(6,788)
Other expense	(110)	(2,056)
Total other expense	(25,283)	(8,803)
Net loss and comprehensive loss	$(197,723)	$(143,883)
Net loss per share, basic and diluted	$(5.05)	$(3.89)
Weighted-average shares of common stock outstanding, basic and diluted	39,118,215	37,002,959

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity
Balance at December 31, 2020	28,516,010	3	—	579,755	(385,487)	194,271
Issuance of common stock from exercise of stock options	107,583	—	—	1,944	—	1,944
Cashless exercise of common stock warrants	228,696	—	1	—	—	—
401(k) matching contribution	26,750	—	—	903	—	903
Vesting of restricted shares	1,601,950	—	—	—	—	—
Stock-based compensation	—	—	—	16,812	—	16,812
ESPP shares issued	30,237	—	—	819	—	819
Issuance of common stock warrants	—	—	—	1,290	—	1,290
Net loss	—	—	—	—	(143,883)	(143,883)
Balance at December 31, 2021	30,511,226	$3	1	$601,523	$(529,370)	$72,156
Cashless exercise of common stock warrants	7,359,285	—	18	—	—	—
401(k) matching contribution	101,540	—	—	1,116	—	1,116
Vesting of restricted shares and restricted stock units	992,825	—	—	—	—	—
Issuance of common stock under ATM facility	2,414,897	—	—	24,595	—	24,595
Stock-based compensation	-	—	—	24,133	—	24,133
ESPP shares issued	89,098	—	—	909	—	909
Net loss	—	—	—	—	(197,723)	(197,723)
Balance at December 31, 2022	41,468,871	$3	19	$652,276	$(727,093)	$(74,814)

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(197,723)	$(143,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	620	521
Stock-based compensation	24,133	16,812
Issuance of PIK interest debt	3,484	990
Accrued interest on revenue interest financing liability	14,079	—
Amortization of debt discount	2,110	3,595
Other	1,329	823
Changes in operating assets and liabilities:
Prepaid expenses and other current assets (includes changes in related party amounts of $0 and $82, respectively)	(1,860)	605
Accounts payable and accrued expenses (includes changes in related party amounts of $1,139 and $2,766, respectively)	8,679	(9,791)
Accrued clinical trial expenses	(1,402)	(18,595)
Accrued interest	377	165
Operating right-of-use assets and lease liabilities	(238)	98
Other long-term assets	(118)	203
Net cash used in operating activities	(146,530)	(148,457)

Cash flows from investing activities
Cash paid for property, plant and equipment	(1,041)	(328)
Net cash used in investing activities	(1,041)	(328)

Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	—	1,944
Repayment of long-term debt	—	(54,125)
Net proceeds from issuance of long-term debt	—	96,889
Net proceeds from revenue interest financing transaction	95,446	—
Net proceeds from issuance of common stock under ATM facility	24,596	—
Net cash provided by financing activities	120,042	44,708
Net decrease in cash and cash equivalents and restricted cash	(27,529)	(104,077)
Cash and cash equivalents and restricted cash – beginning of period	183,419	287,496
Cash and cash equivalents and restricted cash – end of period	$155,890	$183,419

Supplemental disclosure of cash flow information
Interest paid	$7,033	$4,069
Supplemental disclosure of noncash investing and financing activities
Issuance of common stock warrants in connection with long-term debt	$—	$1,290
Property and equipment purchases included in accounts payable and accrued expenses	$138	$2
Final interest payment fee	$—	$7,500
Settlement of ESPP liability in common stock	$909	$819
Settlement of 401(k) liability in common stock	$1,116	$903
Operating lease liabilities arising from obtaining right-of-use assets	$554	$—

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

Liquidity and Capital Resources

From inception to December 31, 2022, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur additional net losses in the future as it continues to develop and prepares for commercialization of vonoprazan. From inception to December 31, 2022, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, revenue interest financing debt, the sale of 10,997,630 shares of common stock for net proceeds of approximately $191.5 million in its 2019 IPO, the sale of 2,250,000 shares of common stock for net proceeds of approximately $88.6 million in its December 2020 follow-on public offering, and the sale of 2,414,897 shares of common stock for net proceeds of approximately $24.6 million in its September 2022 issuance of common stock under the ATM Offering.

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

As of December 31, 2022, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through December 31, 2022.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company included 7,588,000 shares of common stock under its warrant (the “Takeda Warrant”) issued to Takeda Pharmaceutical Company Limited (“Takeda”) in connection with a May 2019 license agreement (see Note 4) in the calculation of basic weighted-average common shares outstanding from the time it became exercisable at the Company’s IPO until its exercise because the Takeda Warrant was exercisable for little consideration. As of December 31, 2022, all Takeda Warrants has been exercised and no Takeda Warrants remain exercisable. For the years ended December 31, 2022 and December 31, 2021, the Company has excluded weighted-average unvested shares of 686,703 and 1,939,252, respectively, from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

Recently Adopted Accounting Standards

There were no recently adopted accounting standards which would have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments. There were no new material accounting standards issued or adopted in year of 2022 that impacted the Company.

2. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	December 31,
	2022	2021
Computer equipment and software	$1,078	$646
Furniture and fixtures	1,086	780
Leasehold improvements	115	76
Construction in process	399	—
Total property, plant and equipment, gross	2,678	1,502
Less: accumulated depreciation	(1,471)	(852)
Total property, plant and equipment, net	$1,207	$650

Depreciation expense for the years ended December 31, 2022 and 2021 was approximately $0.6 million and $0.5 million, respectively. No property, plant or equipment was disposed of during the years ended December 31, 2022 and 2021.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development expenses	$3,080	$3,165
Accrued compensation expenses	8,447	6,344
Accrued professional & consulting expenses	3,000	1,855
Accrued other	151	41
Total accrued expenses	$14,678	$11,405

3. Related Party Transactions

Frazier is a principal stockholder of the Company and is a principal stockholder in PCI Pharma Services, or PCI. In the third quarter of 2019, the Company engaged PCI for clinical manufacturing services. As of December 31, 2022 and 2021, the Company had $1.1 million and $1.7 million, respectively, in outstanding accounts payable and accrued expenses related to these manufacturing services. For the years ended December 31, 2022 and 2021, the Company incurred $0.7 million and $3.2 million, respectively, of expenses related to services performed by PCI.

Takeda became a common stockholder of the Company in connection with the May 2019 license agreement (see Note 4). In conjunction with this license, Takeda provides proprietary supplies for the Company’s ongoing clinical development of vonoprazan in addition to the exclusive license for the commercialization of vonoprazan in the United States, Canada and Europe. On May 5, 2020, the Company entered into a Commercial Supply Agreement, or the Commercial Supply Agreement, with Takeda, pursuant to which Takeda agreed to supply commercial quantities of vonoprazan bulk drug product or drug substance. Pursuant to the Commercial Supply Agreement, Takeda agreed to supply the Company with, and the Company agreed to purchase from Takeda, certain quantities of vonoprazan bulk drug product according to approved specifications at a fixed price per batch of bulk drug product in order to commercialize vonoprazan in accordance with the Takeda License. Unless terminated earlier, the term of the Commercial Supply Agreement extends for a period of two years from the date the Company places an order for bulk drug product or drug substance for the first commercial launch of vonoprazan in any jurisdiction in the licensed territory, provided that this two-year period will expire no later than December 31, 2023. The Commercial Supply Agreement will terminate immediately upon the termination of the Takeda License in accordance with its terms. In connection with the Takeda License, the Company entered into a temporary services agreement, or the Temporary Services Agreement, with Takeda on November 24, 2020. Pursuant to the Temporary Services Agreement, Takeda agreed to provide or procure the provision of services related to the ongoing clinical development of vonoprazan. The Temporary Services Agreement will terminate immediately upon termination of the Takeda License in accordance with its terms. As of December 31, 2022 and December 31, 2021, the Company had $1.4 million and $0.9 million, respectively, in outstanding accounts payable and accrued expenses related to these agreements. For the years ended December 31, 2022 and 2021, the Company incurred $1.4 million and $1.8 million, respectively, of expenses related to these agreements. The Company has no remaining minimum purchase obligation related to these agreements.

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

In consideration of the Takeda License, the Company (i) paid Takeda $25.0 million in cash, (ii) issued Takeda 1,084,000 shares of its common stock at a fair value of $5.9 million, (iii) issued the Takeda Warrant to purchase 7,588,000 shares of its common stock at an exercise price of $0.00004613 per share at an initial fair value of $47.9 million, and (iv) issued a right to receive an additional common stock warrant, or, the Takeda Warrant Right, should Takeda’s fully-diluted ownership of the Company represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately before the closing of the Company’s IPO, with a nominal initial fair value due to the low probability of issuance. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of the IPO, and no additional warrant was issued. In addition, the Company is obligated to pay Takeda up to an aggregate of $250.0 million in sales milestones upon the achievement of specified levels of product sales, and a low double-digit royalty rate on aggregate net sales of licensed products, subject to certain adjustments. The Takeda Warrant had an exercise price of $0.00004613 per share, and was to expire on May 7, 2029 and became exercisable upon the consummation of the IPO. As of December 31, 2022 all Takeda Warrants have been exercised.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of approximately $3.8 million in the first 24-month period following the launch of the final product. The Company has not incurred any expenses under the agreement during the years ended December 31, 2022 and 2021.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

5. Lease Commitments

As of December 31, 2022, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with weighted average remaining lease terms of 2.3 years and 2.7 years, respectively. All operating leases contain an option to extend the term for one additional five-year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the years ended December 31, 2022 and 2021 was approximately $1.0 million and $0.7 million, respectively.

The following table summarizes supplemental balance sheet information related to the operating leases as of December 31, 2022:

	December 31,
	2022	2021
Assets:
Operating lease right-of-use assets	$2,287	$1,914
Total right-of-use assets	2,287	1,914

Liabilities:
Operating lease liabilities, current	708	487
Operating lease liabilities, non-current	1,098	1,183
Total operating lease liabilities	$1,806	$1,670

As of December 31, 2022, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2023	734
2024	753
2025	513
Total minimum lease payments	2,000
Less: amount representing interest	(194)
Present value of operating lease liabilities	1,806
Less: operating lease liabilities, current	(708)
Operating lease liabilities	$1,098

Weighted-average remaining lease term (in years)	2.6
Weighted-average incremental borrowing rate	8.20%

Operating cash flows for the years ended December 31, 2022 included $1.1 million in cash payments for operating leases, none of which were prepaid lease payments. Operating cash flows for the years ended December 31, 2021 included $0.7 million in cash payments for operating leases, $0.1 million of which were prepaid lease payments.

6. Debt

Total debt consists of the following (in thousands):

December 31, 2022
Long-term debt, current portion	$—
Long-term debt, non-current portion	104,474
Unamortized debt discount	(9,210)
Total debt, net of debt discount	$95,264

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

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million, or the Term Loan, under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100.0 million, all of which was funded to the Company on the Closing Date, or First Advance, (ii) a second tranche consisting of up to an additional $50.0 million, which became available to the Company upon achievement of the protocol-specified primary efficacy endpoints in the Company’s Phase 3 trial studying vonoprazan for the healing and maintenance of healing of erosive GERD with acceptable safety data, such that the results support the submission of a New Drug Application, or NDA, or supplemental NDA without the need to conduct another Phase 3 study and will be available, if specified conditions are met, through December 15, 2022, see amendment to later date below, (iii) a third and fourth tranches consisting of an additional total $50.0 million, which became available to the Company in May 2022 upon the achievement of (a) Food and Drug Administration, or FDA, approval of the Company’s NDA for vonoprazan and amoxicillin, or its New Drug Application for vonoprazan, amoxicillin and clarithromycin, in each case for an indication relating to the treatment of Helicobacter pylori, or H. pylori, with an approved indication on the claim that is generally consistent with that sought in the Company’s NDA submission; and (b) filing of the Company’s NDA or supplemental NDA for vonoprazan for indications relating to the healing and maintenance of healing of erosive GERD. The third and fourth tranches will remain available until September 30, 2023, and March 31, 2024, respectively.

On September 27, 2022, the Company entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the date the second tranche of funding of $50 million will remain available to the Company has been moved until May 15, 2023, rather than December 15, 2022.

The Company paid a $1.25 million facility charge in connection with closing of the Loan Agreement and would need to pay 0.5% of any advances made under the third and fourth tranches.

The Term Loan will mature on October 1, 2026, or the Maturity Date. The Term Loan bears (i) cash interest at a variable annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25%, or the “Interest Rate”, and (ii) payment-in-kind interest at a per annum rate of interest equal to 3.35%. Phathom may make payments of interest only through October 1, 2024, which was extended to October 1, 2025, upon the achievement of the Second Performance Milestone in May 2022 prior to September 30, 2024 and met the condition that no default or event of default exists, and which is further extendable to October 1, 2026, subject to FDA approval of the Company’s NDA (or supplemental NDA) for vonoprazan for an indication relating to the healing and maintenance of healing of erosive GERD with an approved indication on the label that is generally consistent with that sought in the Company’s NDA submission (or supplemental NDA submission), or the Third Performance Milestone, on or prior to September 30, 2025 and no default or event of default exists (the “interest only period”). After the interest-only period, the principal balance and related interest will be required to be repaid in equal monthly installments and continuing until the Maturity Date.

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or, each a Term Loan Advance and together, the Term Loan Advances. As of December 31, 2022, the aggregate final payment fee for the first Term Loan Advance of $7.5 million has been recorded as an other long-term liability.

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

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including a financial covenant requiring the Company to maintain certain levels of cash subject to a control agreement in favor of the Agent (minus accounts payable not paid within 120 days of invoice), or Qualified Cash, and commencing on May 15, 2023, trailing three-month net product revenue from the sale of vonoprazan and products containing vonoprazan. The revenue covenant will be waived at any time in which the Company maintains Qualified Cash equal to at least 60.0% (prior to the Third Performance Milestone), and 35% (following the Third Performance Milestone) of the total outstanding Term Loan principal amount, or the Company’s market capitalization is at least $900.0 million. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by Hercules, as collateral agent. As of December 31, 2022, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

Future minimum principal payments under the Term Loan, including the final payment fee, as of December 31, 2022 are as follows (in thousands):

Year ending December 31:
2023	—
2024	—
2025	29,707
2026	94,764
Total principal and interest payments	124,471
Less payment-in-kind and final payment fee	(24,471)
Total term loan borrowings	$100,000

Prior to the Loan Agreement with Hercules, the Company had a loan with SVB and approximately $54.3 million of the proceeds from the First Advance was used to satisfy in full and retire the Company’s indebtedness under the SVB Term Loan with SVB, including accrued interest through the payoff date.

During the years ended December 31, 2022 and 2021, the Company recognized $13.0 million and $6.8 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Hercules Loan Agreement and SVB Term Loan. As of December 31, 2022, the Company had outstanding loan balance of $104.5 million and accrued interest of $0.9 million.

7. Revenue Interest Financing Liability

On May 3, 2022, Phathom entered into a Revenue Interest Financing Agreement with Initial Investors NQ, Sagard, and Hercules pursuant to which the Company will receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, the Company received $100 million at the initial closing and can receive an additional $160 million upon FDA approval of vonoprazan for treatment of erosive GERD on or before March 31, 2024. At any time prior to December 31, 2022, the Company also has the right to obtain a written commitment from a third party for up to $15 million of funding upon FDA approval of vonoprazan for erosive GERD. In addition, the Company has the right at any time prior to June 30, 2024, to obtain a written commitment from a third party for up to $25 million of funding upon achievement of a sales milestone. The Initial Investors have a right of first offer if the Company seeks to obtain such additional funding. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount.

On October 31, 2022, the Company entered into a Joinder Agreement with the Initial Investors and CO Finance LVS XXXVII LLC (“the Additional Investor”), and Hercules Capital, Inc. Under the terms of the Joinder Agreement, the Initial Investors waived their rights of first offer regarding the Additional Investor Funding and the Additional Investor joined the Revenue Interest Financing Agreement to extend commitments for the Additional Investor Funding.

Under the Revenue Interest Financing Agreement, the investors are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and if the Company receives FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with non-erosive GERD. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount. In addition, at any time after the earlier of (i) April 30, 2024 and (ii) the date that the payment for erosive GERD regulatory approval is made, the Company has the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

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

Upon the occurrence of a change in control event taking place prior to the earlier of April 1, 2024, or FDA approval of vonoprazan for erosive GERD, the Company is obligated to pay 200% of the Investment Amount plus either 15% of the Investment Amount if occurrence prior to May 3, 2023, or plus 30% of the Investment Amount if occurrence thereafter.

During the year ended December 31, 2022, the Company received gross proceeds of $100.0 million before deducting transaction costs of $4.6 million, which resulted in net proceeds of $95.4 million.

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in the current and future financing expense. The carrying value of the revenue interest financing liability was $109.5 million as of December 31, 2022.

Total revenue interest financing liability consists of the following (in thousands):

December 31, 2022
Beginning liability balance	$—
Proceeds from the Revenue Interest Financing Agreement	100,000
Less: transaction costs	(4,554)
Less: royalty payments and payables	-
Plus: interest expense	14,079
Ending liability balance	$109,525

During the year ended December 31, 2022, the Company recognized $14.1 million of interest expense in connection with the revenue interest financing liability.

The Company will record liabilities associated with additional funding upon FDA approval of vonoprazan for erosive GERD and achievement of the sales milestone when such contingent events occur. To determine the accretion of the liability related to the Revenue Interest Financing Agreement, the Company is required to estimate the total amount of future royalty payments and estimated timing of such payments based on the Company’s revenue projections. As royalty payments are made, the balance of the debt obligation will be effectively repaid. Based on the Company’s periodic review, the exact timing of repayment is likely to be different in each reporting period as compared to those estimated in the Company’s initial revenue projections. A significant increase or decrease in actual net sales of vonoprazan compared to the Company’s revenue projections could impact the interest expense associated with the revenue interest financing liability. Also, the Company’s total obligation can vary depending on change in control or default events and the achievement of FDA approval of vonoprazan for erosive GERD and achievement of the sales milestone.

8. Stockholders’ Equity

Common Stock

In March 2019, subsequent to the Merger, the Company sold 1,491,072 shares of the Company’s common stock to Frazier.

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending in March 2023. The fair value of the founder shares at the date the repurchase right was granted is being recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of December 31, 2022, 79,064 shares of common stock were subject to repurchase by the Company and the associated repurchase liability was not significant. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

In May 2019, the Company issued Takeda 1,084,000 shares of common stock in connection with the Takeda License.

For the period from January 1, 2019 to May 6, 2019, the Company issued 2,524,852 shares of common stock to various employees and consultants of the Company for aggregate proceeds of approximately $1,000. Upon issuance, these shares were subject to a repurchase option by the Company at the original purchase price of the shares. The repurchase rights generally lapse as to 25% of the shares on the first anniversary of the vesting commencement date, and the repurchase right lapses as to 1/48th of the shares each one-month period thereafter, subject to the purchaser remaining continuously an employee, consultant or director of the Company. In November 2019, the Company repurchased 17,560 shares at the original purchase price for an aggregate purchase price of $5.20. As of December 31, 2022, 175,373 shares remain available for repurchase by the Company and the associated repurchase liability was not significant.

On October 29, 2019, upon completion of the IPO, the Company sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share. The net proceeds were approximately $191.5 million, after deducting underwriting discounts, commissions and offering costs.

In November 2020, the Company entered into an Open Market Sale Agreement, or, the Sales Agreement, with Jefferies LLC, or, the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $125.0 million through the Sales Agent, or, the ATM Offering. Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. In September 2022, the Company sold 2,414,897 shares for net proceeds of approximately $24.6 million under the ATM offering after deducting $0.8 million of issuance costs. As of December 31, 2022, the Company has utilized $25.4 million of the available $125.0 million under the ATM Offering.

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

A summary of the Company’s unvested shares is as follows:

Balance at December 31, 2021	1,144,809
Share vesting	(890,372)
Balance at December 31, 2022	254,437

For accounting purposes, unvested awards are considered issued, but not outstanding until they vest.

Common stock reserved for future issuance consists of the following:

December 31, 2022
Common stock warrants	91,228
Stock options and performance-based awards outstanding	6,876,237
Shares available for issuance under the 2019 Incentive Plan	957,885
Shares available for issuance under the ESPP Plan	752,938
Balance at December 31, 2022	8,678,288

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of December 31, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

2019 Incentive Award Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Existing Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Existing Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above or equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. As of December 31, 2022, 957,885 shares remain available for issuance, which reflects 2,789,868 stock options and performance-based units, or PSU, and restricted stock unit, or RSU, awards granted, and 392,207 of awards cancelled or forfeited, during the year ended December 31, 2022 as well as an annual increases of 1,582,802 shares authorized on January 1, 2022.

Performance-based Units

During 2020, the Company granted the initial PSUs whereby vesting depends upon the approval by the FDA of vonoprazan for H. pylori and then, or concurrent with, erosive GERD. In 2022, the Company granted an additional 37,500 PSUs to employees. As of December 31, 2022, the PSU milestones had not been achieved. As of December 31, 2022, no related compensation cost had been recognized. The following table summarizes PSU activity under the 2019 Incentive Award Plan during the year ended December 31, 2022.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2021	394,300	$32.23
Granted	37,500	20.06
Vested	—	—
Forfeited	(19,500)	35.39
Unvested balance at December 31, 2022	412,300	$30.97

As of December 31, 2022 there was approximately $12.8 million of related unrecognized compensation cost, which will be recognized upon vesting.

Restricted Stock Units

During 2022, the Company granted 1,010,437 RSUs with vesting over time. The following table summarizes RSU activity under the 2019 Incentive Award Plan during the year ended December 31, 2022.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2021	-	$-
Granted	1,010,437	10.79
Vested	(102,453)	8.51
Forfeited	(30,517)	12.14
Unvested balance at December 31, 2022	877,467	$11.03

As of December 31, 2022, the Company had $7.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors. As of December 31, 2022, 752,938 shares of common stock remain available for issuance, which reflects 89,098 shares sold to employees during the year ended December 31, 2022.

The ESPP is considered a compensatory plan, and the Company recorded related stock-based compensation of $0.5 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2022	2021
Assumptions:
Expected term (in years)	0.50	0.69
Expected volatility	68.59%	76.25%
Risk free interest rate	2.04%	0.09%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards during 2022 and 2021 was $3.98 and $14.66, respectively. As of December 31, 2022, the total unrecognized compensation expense related to the ESPP was $31,000, which is expected to be recognized over a weighted-average period of approximately 0.5 months.

401(k) Plan

The Company established a 401(k) savings plan during the year ended December 31, 2020. The Company’s contributions to the plan are discretionary. During the years ended December 31, 2022 and December 31, 2021, the Company incurred $1.3 million and $0.8 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods. In August 2021, the Board of Directors approved a semi-annual discretionary match for 2021, which was settled by contributing 18,394 shares. In January 2022, the Board of Directors approved a second semi-annual discretionary match for 2021, which was settled by contributing 16,756 shares. In July 2022, the Board of Directors approved a semi-annual match for 2022, which was settled by contributing 84,784 shares.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	4,186,729	$27.53	7.91	$13,973
Options granted	1,741,931	14.62
Options exercised	—	—
Options cancelled	(342,190)	29.32
Balance at December 31, 2022	5,586,470	$23.40	7.90	$4,476
Options exercisable as of December 31, 2022	2,455,735	25.00	7.18	2,867

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2022 was $8.40 per option. As of December 31, 2022, the Company had $37.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.1 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2022	2021
Assumptions:
Expected term (in years)	5.88	5.93
Expected volatility	66.00%	67.46%
Risk free interest rate	2.06%	0.68%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations as follows (in thousands):

	Years Ended December 31,
	2022	2021
Research and development expense	$5,534	$3,838
General and administrative expense	18,599	12,974
Total	$24,133	$16,812

9. Income Taxes

For the years ended December 31, 2022 and 2021, the Company did not record a provision for income taxes due to a full valuation against its deferred taxes. A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Income taxes computed at the statutory rate	$(41,522)	$(30,216)
Permanent items	2,713	1,387
Research and development credit	(2,453)	(2,950)
Change in valuation allowance	41,137	31,783
Other	125	(4)
Provision (benefit) for income taxes	$—	$—

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$85,918	$60,936
Research credits	8,897	6,694
Intangible assets	25,319	13,809
Other	6,517	3,996
Gross deferred tax assets	126,651	85,435
Less valuation allowance	(126,170)	(85,033)
Deferred tax assets, net of valuation allowance	481	402
Deferred tax liabilities:
Other	(481)	(402)
Net deferred tax assets	$—	$—

Based upon the Company’s history of operating losses, the Company is unable to conclude that it is more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for its deferred tax assets as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of approximately $408.7 million and $290.1 million, respectively, which are carried over indefinitely.

As of December 31, 2022, the Company had approximately $1.7 million of state net operating loss carryforwards that begins to expire in 2036.

As of December 31, 2022, the Company has available federal research and development credits of $10.5 million which begin to expire in 2038. The Company has $0.9 million of state research and development credits, some of which, begin to expire in 2025.

The Company has not completed a formal analysis of the potential impact of Section 382 on its deferred tax assets as of December 31, 2022. Until this analysis has been completed, the Company has not adjusted any of its deferred tax assets, including net operating losses or research and development credits. The Company will reassess the amount of net operating losses and credits subject to limitation under Section 382 when a study is complete.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

	Years Ended December 31,
	2022	2021
Beginning balance	$1,704	$938
Increases related to prior year tax positions	-	64
Increases related to current year tax positions	623	702
Ending balance	$2,327	$1,704

As of December 31, 2022, the Company has gross unrecognized tax benefits of $2,327, none of which would affect the effective tax rate due to a full valuation allowance. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company's policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company has no accrual for interest or penalties on its balance sheet at December 31, 2022, and has not recognized interest and/or penalties in its statement of operations for the year ended December 31, 2022.

The Company is subject to taxation in the United States and various states. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception.

10. Subsequent Events

At-The-Market Offering

From January 1, 2023 through February 27, 2023, the Company issued 1,514,219 shares of common stock in a single trade under the ATM Sale Agreement generating gross proceeds of $14.5 million and net proceeds of $14.1 million, after offering expenses.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10-29-19	3.1
3.2	Amended and Restated Bylaws	8-K	9-25-2020	3.1
4.1	Form of Common Stock Certificate	S-1/A	10-15-2019	4.1
4.2	Warrant to purchase shares of common stock issued to Takeda Company Limited, dated May 7, 2019	S-1	9-30-2019	4.2
4.3	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9-30-2019	4.3
4.4	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9-30-2019	4.4
4.5	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10-15-2019	4.5
4.6	Description of Registered Securities				X
10.1#	Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.1
10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.2
10.3#	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.3
10.4#	Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder	S-1/A	10-15-2019	10.4
10.5#	Form of Stock Option Grant Notice and Stock Option Agreement under the Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan	10-Q	8-6-2020	10.3
10.6#	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan	10-Q	8-6-2020	10.4
10.7#	Phathom Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan	S-1/A	10-15-2019	10.5
10.8#	Non-Employee Director Compensation Policy	S-1/A	10-15-2019	10.6
10.9#	Phathom Pharmaceuticals 2020 Bonus Plan	10-Q	5-12-2020	10.1
10.10#	Letter Agreement, dated May 7, 2019, by and between Tadataka Yamada, M.D. and the Registrant	S-1	9-30-2019	10.7

10.11#	Employment Letter Agreement, dated July 21, 2019, by and between David Socks and the Registrant	S-1	9-30-2019	10.8
10.12#	Amended and Restated Employment Letter Agreement, dated September 25, 2019, by and between Azmi Nabulsi, M.D., M.P.H. and the Registrant	S-1	9-30-2019	10.9
10.13#	Employment Letter Agreement, dated June 25, 2020, by and between Todd Branning and the Registrant	8-K	7-13-2020	10.1
10.14#	Form of Indemnification Agreement for Directors and Officers	S-1	9-30-2019	10.11
10.15†	License Agreement, dated May 7, 2019, by and between Takeda Pharmaceuticals Company Limited and the Registrant	S-1	9-30-2019	10.12
10.16	Loan and Security Agreement, dated May 14, 2019, by and among Silicon Valley Bank, WestRiver Innovation Lending Fund VIII, L.P. and the Registrant	S-1	9-30-2019	10.13
10.17	Amendment to the Loan and Security Agreement, dated March 11, 2020, by and among Silicon Valley Bank, WestRiver Innovation Lending Fund VIII, L.P. and the Registrant	10-Q	5-12-2020	10.2
10.18#	Employment Letter Agreement, dated August 29, 2019, by and between Terrie Curran and the Registrant	S-1	9-30-2019	10.14
10.19†	Commercial Supply Agreement, by and between Takeda Pharmaceuticals Company Limited and the Registrant, dated as of April 30, 2020	10-Q	8-6-2020	10.1
10.20†	Amendment No. 1 to Takeda License Agreement, dated September 21, 2020	10-K	3-30-2021	10.20
10.21†	Supply and Packaging Services Agreement, by and between Sandoz GmbH and the Registrant, dated December 30, 2020	10-K	3-30-2021	10.21
10.22	Amendment No. 1 to Commercial Supply Agreement by and between Takeda Pharmaceuticals Company Limited and the Registrant, dated as of December 1, 2020	10-K	3-30-2021	10.22
10.23	Second Amendment to the Loan and Security Agreement, dated March 11, 2021, by and among Silicon Valley Bank, SVB Innovation Credit Fund VIII, L.P. and the Registrant	10-Q	5-11-2021	10.1
10.24	Third Amendment to the Loan and Security Agreement, dated May 26, 2021, by and among Silicon Valley Bank, SVB Innovation Credit Fund VIII, L.P. and the Registrant	10-Q	8-10-2021	10.2
10.25#	Separation and Release Agreement dated June 4, 2021, between the Registrant and Todd Branning	10-Q	8-10-2021	10.3
10.26†	Commercial Supply Agreement with Catalent Pharma Solutions, LLC entered into on July 2, 2021	10-Q	8-10-2021	10.4
10.27#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	8-10-2021	10.5
10.28	Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant	10-Q	11-8-2021	10.1

10.29	Warrant to purchase stock issued to Hercules Capital, dated September 17, 2021	10-Q	11-8-2021	10.2
10.30†	First Amendment to the Supply and Packaging Services Agreement, by and between Sandoz GmbH and the Registrant, dated December 4, 2021	10-K	3-1-2022	10.30
10.31#	Employment Letter Agreement, dated March 22, 2022, by and between Molly Henderson and the Company	10-Q	5-10-2022	10.1
10.32	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	10-Q	8-1-2022	10.2
10.31†	Revenue Interest Financing Agreement, dated May 3, 2022, by and among NovaQuest Capital Management, Sagard Holding Manager, Hercules Capital and the Registrant	10-Q	8-1-2022	10.3
10.32	Amendment to the Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant.	10-Q	8-1-2022	10.4
10.33#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	8-1-2022	10.5
10.34#	Transition and Separation Agreement and Release of Claims, dated April 5, 2022, by and between the Registrant and Anthony Guzzo	10-Q	8-1-2022	10.6
10.35†	Commercial Supply Agreement with Evonik Operations GmbH entered into on August 1, 2022	10-Q	11-9-2022	10.1
10.36	Second Amendment to the Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant.	10-Q	11-9-2022	10.2
10.37†	Joinder and Waiver agreement dated October 31, 2022 by and among Hercules Capital, CO Finance LVS XXXVII LLC and the Registrant				X
23.1	Consent of independent registered public accounting firm				X
24.1	Power of Attorney				X
31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	X
101.PRE	Inline XBRL Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Date: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrie Curran Terrie Curran	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023

/s/ Molly Henderson Molly Henderson	Chief Financial and Business Officer (Principal Financial and Accounting Officer)	February 28, 2023

* Michael F. Cola	Director	February 28, 2023

* Frank Karbe	Director	February 28, 2023

* Heidi Kunz	Director	February 28, 2023

* Asit Parikh, M.D., Ph.D.	Director	February 28, 2023

* David Socks	Director	February 28, 2023

* Mark Stenhouse	Director	February 28, 2023

* James Topper, M.D., Ph.D.	Director	February 28, 2023

*By: /s/ Terrie Curran

Terrie Curran, Attorney-in-fact