Form 10-Q
period 2023-06-30
Phathom Pharmaceuticals, Inc.
filed 2023-08-10
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the registrant had 56,803,183 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$248,847	$155,385
Prepaid expenses and other current assets	8,760	5,127
Inventory	111	—
Total current assets	257,718	160,512
Property, plant and equipment, net	1,158	1,207
Operating lease right-of-use assets	1,886	2,287
Restricted cash	528	505
Other long-term assets	3,749	299
Total assets	$265,039	$164,810

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $27 and $35, respectively)	$4,174	$9,997
Accrued expenses (including related party amounts of $2,786 and $2,499, respectively)	15,451	14,678
Accrued interest	927	854
Operating lease liabilities, current	717	708
Current portion of revenue interest financing liability	276	—
Total current liabilities	21,545	26,237

Long-term debt, net of discount	97,806	95,264
Revenue interest financing liability	119,799	109,525
Operating lease liabilities	789	1,098
Other long-term liabilities	7,500	7,500
Total liabilities	247,439	239,624

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000 at June 30, 2023 and December 31, 2022; issued shares — 56,639,085 and 41,723,308 at June 30, 2023 and December 31, 2022, respectively; outstanding shares — 56,639,085 and 41,468,871 at June 30, 2023 and December 31, 2022, respectively	5	3
Treasury stock — 19 shares at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	823,467	652,276
Accumulated deficit	(805,872)	(727,093)
Total stockholders’ equity (deficit)	17,600	(74,814)
Total liabilities and stockholders’ equity	$265,039	$164,810

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development (includes related party amounts of $233, $370, $407 and $1,800, respectively)	$12,764	$18,815	$24,242	$36,475
General and administrative (includes related party amounts of $14, $0, $17 and $0, respectively)	18,937	26,548	37,536	46,795
Total operating expenses	31,701	45,363	61,778	83,270

Loss from operations	(31,701)	(45,363)	(61,778)	(83,270)

Other income (expense):
Interest income	348	112	1,808	119
Interest expense	(9,615)	(5,667)	(18,832)	(8,426)
Other income (expense)	3	(2)	23	(8)
Total other expense	(9,264)	(5,557)	(17,001)	(8,315)
Net loss and comprehensive loss	$(40,965)	$(50,920)	$(78,779)	$(91,585)
Net loss per share, basic and diluted	$(0.84)	$(1.33)	$(1.73)	$(2.40)
Weighted-average shares of common stock outstanding, basic and diluted	48,500,516	38,272,044	45,444,496	38,155,151

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity
Balance at December 31, 2022	41,468,871	$3	19	$652,276	$(727,093)	$(74,814)
401(k) matching contribution	52,130	—	—	456	—	456
Vesting of restricted shares and restricted stock units	414,119	—	—	—	—	—
Stock-based compensation	—	—	—	7,048	—	7,048
ESPP shares issued	121,801	—	—	856	—	856
Issuance of common stock under ATM facility	1,514,219	1	—	14,072	—	14,073
Net loss	—	—	—	—	(37,814)	(37,814)
Balance at March 31, 2023	43,571,140	$4	19	$674,708	$(764,907)	$(90,195)
Vesting of restricted shares and restricted stock units	259,194	—	—	6	—	6
Stock-based compensation	—	—	—	7,253	—	7,253
Issuance of common stock from exercise of stock options	15,000	—	—	111	—	111
Issuance of common stock in connection with underwritten public offering, net	12,793,750	1	—	141,389	—	141,390
Net loss	—	—	—	—	(40,965)	(40,965)
Balance at June 30, 2023	56,639,085	$5	19	$823,467	$(805,872)	$17,600

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity
Balance at December 31, 2021	30,511,226	3	1	601,523	(529,370)	72,156
Cashless exercise of common stock warrants	7,359,285	—	18	—	—	—
401(k) matching contribution	16,756	—	—	254	—	254
Vesting of restricted shares and restricted stock units	222,595	—	—	—	—	—
Stock-based compensation	—	—	—	5,775	—	5,775
ESPP shares issued	39,951	—	—	515	—	515
Net loss	—	—	—	—	(40,665)	(40,665)
Balance at March 31, 2022	38,149,813	$3	19	$608,067	$(570,035)	$38,035
Vesting of restricted shares and restricted stock units	222,590	—	—	—	—	—
Stock-based compensation	—	—	—	5,885	—	5,885
Net loss	—	—	—	—	(50,920)	(50,920)
Balance at June 30, 2022	38,372,403	$3	19	$613,952	$(620,955)	$(7,000)

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(78,779)	$(91,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269	277
Stock-based compensation	14,301	11,660
Issuance of PIK interest debt	1,772	1,713
Accrued interest on revenue interest financing liability	10,550	2,657
Amortization of debt discount	769	1,049
Other	1,157	874
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,633)	1,402
Accounts payable and accrued expenses (includes changes in related party amounts of $264 and $1,102, respectively)	(8,447)	2,865
Accrued clinical trial expenses	—	(1,061)
Accrued interest	73	88
Operating right-of-use assets and lease liabilities	99	(293)
Inventory	—	—
Other long-term assets	—	(119)
Net cash used in operating activities	(61,869)	(70,473)

Cash flows from investing activities
Cash paid for property, plant and equipment	(220)	(495)
Net cash used in investing activities	(220)	(495)

Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	111	—
Net proceeds from underwritten public offering	141,390	—
Net proceeds from revenue interest financing transaction	—	95,446
Net proceeds from issuance of common stock under ATM facility	14,073	—
Net cash provided by financing activities	155,574	95,446

Net increase in cash and cash equivalents and restricted cash	93,485	24,478
Cash and cash equivalents and restricted cash – beginning of period	155,890	183,419
Cash and cash equivalents and restricted cash – end of period	$249,375	$207,897

Supplemental disclosure of cash flow information
Interest paid	$5,310	$2,920
Supplemental disclosure of noncash investing and financing activities
Inventory purchases included in accounts payable and accrued expenses	$3,561	$—
Property and equipment purchases included in accounts payable and accrued expenses	$—	$16
Settlement of ESPP liability in common stock	$856	$515
Settlement of 401(k) liability in common stock	$456	$254
Operating lease liabilities arising from obtaining right-of-use assets	$—	$554

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

Liquidity and Capital Resources

From inception to June 30, 2023, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur additional net losses in the future as it continues to develop and prepares for commercialization of vonoprazan. From inception to June 30, 2023, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, revenue interest financing debt, the sale of 10,997,630 shares of common stock for net proceeds of approximately $191.5 million in its 2019 IPO, the sale of 2,250,000 shares of common stock for net proceeds of approximately $88.6 million in its December 2020 follow-on public offering, the sale of 3,929,116 shares of common stock for net proceeds of approximately $38.7 million in its issuances of common stock pursuant to the Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $125.0 million, or the ATM Offering, and the sale of 12,793,750 shares of common stock for net proceeds of approximately $141.4 million in its May 2023 public offering.

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

As of June 30, 2023, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

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

Inventory

The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. Current inventory consists of bulk active pharmaceutical ingredient that will be used to manufacture vonoprazan tablets. Inventory related to indications prior to regulatory approval has been included in research and development expense in the period of purchase.

The Company values its inventory at the lower of cost or net realizable value. The Company measures inventory approximating actual cost under a first-in, first-out basis. The Company assesses recoverability of inventory each reporting period to determine any write down to net realizable value resulting from excess or obsolete inventories.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through June 30, 2023.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the three and six months ended June 30, 2023, the Company has excluded weighted-average unvested shares of 7,334 and 69,578, respectively, from the weighted-average number of common shares outstanding, compared to 800,002 and 910,828, respectively for the same periods in 2022. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

Recently Adopted Accounting Standards

There were no recently adopted accounting standards which would have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no new material accounting standards issued in the second quarter of 2023 that impacted the Company.

2. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Computer equipment and software	$1,090	$1,078
Furniture and fixtures	1,089	1,086
Leasehold improvements	115	115
Construction in process	604	399
Total property, plant and equipment, gross	2,898	2,678
Less: accumulated depreciation	(1,740)	(1,471)
Total property, plant and equipment, net	$1,158	$1,207

Depreciation expense for each of the three months ended June 30, 2023 and 2022 was approximately $0.1 million. Depreciation expense for each of the six months ended June 30, 2023 and 2022 was approximately $0.3 million. No property, plant or equipment was disposed of during the six months ended June 30, 2023 or the year ended December 31, 2022.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued research and development expenses	$6,716	$3,080
Accrued compensation expenses	6,531	8,447
Accrued professional & consulting expenses	2,183	3,000
Accrued other	21	151
Total accrued expenses	$15,451	$14,678

Inventory

Inventory consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$111	$—
Total inventory, current	$111	$—
Raw materials, noncurrent	3,450	—
Total inventory	$3,561	$—

Raw materials consist of materials, including active pharmaceutical ingredients, to be consumed in the production of inventory related to the FDA approved products. $3.5 million of raw materials are included within other long-term assets as of June 30, 2023.

3. Related Party Transactions

Frazier is a principal stockholder of the Company with representation on the Board of Directors. Frazier is compensated for their participation on the Board of Directors and as of June 30, 2023 and December 31, 2022, the Company had $27,000 and $15,000, respectively, outstanding accounts payable and accrued expenses related to these services. For the three months ended June 30, 2023 and 2022, the Company incurred $14,000 and $0, respectively, of expenses related to participation on the Board of Directors. For the six months ended June 30, 2023 and 2022, the Company incurred $31,000 and $0, respectively of expenses related to participation on the Board of Directors. Frazier is also a principal stockholder in PCI Pharma Services, or PCI. In the third quarter of 2019, the Company engaged PCI for clinical manufacturing services. As of June 30, 2023 and December 31, 2022, the Company had $1.3 million and $1.1 million, respectively, outstanding accounts payable and accrued expenses related to these manufacturing services. For the three months ended June 30, 2023 and 2022, the Company incurred $0.2 million and $0.1 million, respectively, of expenses related to services performed by PCI. For the six months ended June 30, 2023 and 2022, the Company incurred $0.3 million and $0.4 million, respectively, of expenses related to services performed by PCI.

Takeda became a common stockholder of the Company in connection with the May 2019 license agreement (see Note 4). In conjunction with this license, Takeda provides proprietary supplies for the Company’s ongoing clinical development of vonoprazan in addition to the exclusive license for the commercialization of vonoprazan in the United States, Canada and Europe. On May 5, 2020, the Company entered into a Commercial Supply Agreement, or the Commercial Supply Agreement, with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product or drug substance. Pursuant to the Commercial Supply Agreement, Takeda has agreed to supply the Company with, and the Company has agreed to purchase from Takeda, certain quantities of vonoprazan bulk drug product according to approved specifications at a fixed price per batch of bulk drug product in order to commercialize vonoprazan in accordance with the Takeda License. Unless terminated earlier, the term of the Commercial Supply Agreement extends for a period of two years from the date the Company places an order for bulk drug product or drug substance for the first commercial launch of vonoprazan in any jurisdiction in the licensed territory, provided that this two-year period will expire no later than December 31, 2023. The Commercial Supply Agreement will terminate immediately upon the termination of the Takeda License in accordance with its terms. In connection with the Takeda License, the Company entered into a temporary services agreement, or the Temporary Services Agreement, with Takeda on November 24, 2020. Pursuant to the Temporary Services Agreement, Takeda agreed to provide or procure the provision of services related to the ongoing clinical development of vonoprazan. The Temporary Services Agreement will terminate immediately upon termination of the Takeda License in accordance with its terms. As of June 30, 2023 and December 31, 2022, the Company had $1.5 million and $1.4 million, respectively, in outstanding accounts payable and accrued expenses related to these agreements. For the three months ended June 30, 2023 and 2022, the Company incurred $0.1 million and $0.2 million, respectively, of expenses related to these agreements. For the six months ended June 30, 2023 and 2022, the Company incurred $0.1 million and $1.3 million, respectively, of expenses related to these agreements. The Company has no remaining minimum purchase obligation related to these agreements.

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

In consideration of the Takeda License, the Company (i) paid Takeda $25.0 million in cash, (ii) issued Takeda 1,084,000 shares of its common stock at a fair value of $5.9 million, (iii) issued the Takeda Warrant to purchase 7,588,000 shares of its common stock at an exercise price of $0.00004613 per share at an initial fair value of $47.9 million, and (iv) issued a right to receive an additional common stock warrant, or, the Takeda Warrant Right, should Takeda’s fully-diluted ownership of the Company represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately before the closing of the Company’s IPO, with a nominal initial fair value due to the low probability of issuance. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of the IPO, and no additional warrant was issued. In addition, the Company is obligated to pay Takeda up to an aggregate of $250.0 million in sales milestones upon the achievement of specified levels of product sales, and a low double-digit royalty rate on aggregate net sales of licensed products, subject to certain adjustments. The Takeda Warrant had an exercise price of $0.00004613 per share, and was to expire on May 7, 2029 and became exercisable upon the consummation of the IPO. As of June 30, 2023, all Takeda Warrants have been exercised.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of approximately $3.8 million in the first 24-month period following the launch of the final product. The Company has not incurred any expenses under the agreement during the six months ended June 30, 2023 and 2022.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

5. Lease Commitments

As of June 30, 2023, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with remaining lease terms of 1.8 years and 2.2 years, respectively. All operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the three months ended June 30, 2023 and 2022 was $0.3 million and $0.2 million, respectively. The total rent expense for the six months ended June 30, 2023 and 2022 was $0.6 million and $0.4 million, respectively.

The following table summarizes supplemental balance sheet information related to the operating leases (in thousands):

	June 30,	December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$1,886	$2,287
Total right-of-use assets	1,886	2,287

Liabilities:
Operating lease liabilities, current	717	708
Operating lease liabilities, non-current	789	1,098
Total operating lease liabilities	$1,506	$1,806

As of June 30, 2023, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2023	369
2024	753
2025	513
Total minimum lease payments	1,635
Less: amount representing interest	(129)
Present value of operating lease liabilities	1,506
Less: operating lease liabilities, current	(717)
Operating lease liabilities	$789

Weighted-average remaining lease term (in years)	2.1
Weighted-average incremental borrowing rate	8.21%

Operating cash flows for the six months ended June 30, 2023 and 2022 included cash payments for operating leases of approximately $0.5 million and $0.7 million, respectively.

6. Debt

Total debt consists of the following (in thousands):

June 30, 2023
Long-term debt, current portion	$—
Long-term debt, non-current portion	106,246
Unamortized debt discount	(8,440)
Total debt, net of debt discount	$97,806

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

On May 9, 2023, the Company entered into the Third Amendment to Loan and Security Agreement, or the Third Loan Amendment, with the lenders thereunder and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent and as a lender (in such capacity, the “Agent” or “Hercules”), pursuant to which, among other things, (i) the second tranche availability was extended from May 15, 2023, to December 15, 2023, and will become will become available upon the earliest to occur of (a) October 1, 2023, (b) the FDA’s approval of Company’s new drug application (or supplemental new drug application) for vonoprazan for an indication relating to the healing and maintenance of healing of erosive esophagitis with an approved indication on the label that is generally consistent with that sought in Company’s new drug application submission (or Company’s supplemental new drug application submission, or the EE Milestone, and (c) upon the determination by the Agent’s investment committee in its sole and unfettered discretion, (ii) the third tranche availability was extended from September 30, 2023, to December 15, 2023, to become available upon the earliest to occur of (a) October 1, 2023, (b) the EE Milestone, and (c) upon the determination by the Agent’s investment committee in its sole and unfettered discretion, (iii) the effective date of the Performance Covenants was amended to provide an option to extend the covenant trigger date to May 15, 2024, subject to the achievement of the EE Milestone prior to February 15, 2024, and (iv) the warrant agreement with Hercules was amended as described below. In connection with the Third Loan Amendment, a tranche extension amendment fee of $150,000 and a covenant extension amendment fee of $100,000 was paid to the Agent.

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million, or the Term Loan, under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100.0 million, all of which was funded to the Company on the Closing Date, or First Advance, (ii) a second tranche consisting of up to an additional $50.0 million, available in minimum of $25.0 million per draw, which will become available to the Company through December 15, 2023, upon the earliest to occur of (a) October 1, 2023, (b) the EE Milestone, and (c) upon the determination by the Agent’s investment committee in its sole and unfettered discretion, (iii) a third tranche consisting of an additional $25.0 million, which will become available to the Company through December 15, 2023, upon the earliest to occur of (a) October 1, 2023, (b) the EE Milestone, and (c) upon the determination by the Agent’s investment committee in its sole and unfettered discretion, and (iv) a fourth tranche consisting of up to an additional $25.0 million, which will be available, if specified conditions are met, through March 31, 2024, upon achievement of (a) FDA approval of the Company's NDA for vonoprazan and amoxicillin, or its NDA for vonoprazan, amoxicillin and clarithromycin, in each case for an indication relating to the treatment of H. pylori with an approved indication on the claim that is generally consistent with that sought in the Company's NDA submission; and (b) filing of an NDA or supplemental NDA for vonoprazan for indications relating to the healing and maintenance of healing of erosive GERD (milestones (a) and (b), or, together, the Second Performance Milestone). The fourth tranche is currently available as the Second Perfomance Milestone has been achieved.

The Company paid a $1.25 million facility charge in connection with the closing of the Loan Agreement and would need to pay 0.5% of any advances made under the third and fourth tranches.

The Term Loan will mature on October 1, 2026, or the Maturity Date. The Term Loan bears (i) cash interest at a variable annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25%, or the Interest Rate, and (ii) payment-in-kind interest at a per annum rate of interest equal to 3.35%. Phathom may make payments of interest only through October 1, 2024, which was extended to October 1, 2025, upon the achievement of the Second Performance Milestone in May 2022 and met the condition that no default or event of default exists, and which is further extendable to October 1, 2026, subject to FDA approval of the Company’s NDA (or supplemental NDA) for vonoprazan for an indication relating to the healing and maintenance of healing of erosive esophagitis with an approved indication on the label that is generally consistent with that sought in the Company’s NDA submission (or supplemental NDA submission), or the Third Performance Milestone, on or prior to September 30, 2025 and no default or event of default exists, or the interest only period. After the interest-only period, the principal balance and related interest will be required to be repaid in equal monthly installments and continuing until the Maturity Date.

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or, each a Term Loan Advance and together, the Term Loan Advances. As of June 30, 2023, the aggregate final payment fee for the first Term Loan Advance of $7.5 million has been recorded as an other long-term liability.

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

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including a financial covenant requiring the Company to maintain certain levels of cash subject to a control agreement in favor of the Agent (minus accounts payable not paid within 120 days of invoice), or Qualified Cash, and commencing on November 15, 2023, if the outstanding loan amount is greater than $100.0 million, trailing three-month net product revenue from the sale of vonoprazan and products containing vonoprazan. The revenue covenant will be waived at any time in which the Company maintains Qualified Cash equal to at least 65.0% (prior to the Third Performance Milestone), and 45% (following the Third Performance Milestone) of the total outstanding Term Loan principal amount, or the Company’s market capitalization is at least $900.0 million. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by Hercules, as collateral agent. As of June 30, 2023, the Company was in compliance with all applicable covenants under the Loan Agreement.

Pursuant to the Third Loan Amendment, the effective date of the Performance Covenants will be extended from November 15, 2023, to May 15, 2024, if the Company achieves the EE Milestone prior to February 15, 2024.

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

Future minimum principal payments under the Term Loan, including the final payment fee, as of June 30, 2023 are as follows (in thousands):

Year ending December 31:
2023	—
2024	—
2025	29,707
2026	94,764
Total principal and interest payments	124,471
Less payment-in-kind and final payment fee	(24,471)
Total term loan borrowings	$100,000

During the three months ended June 30, 2023 and 2022, the Company recognized $4.2 million and $3.0 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Hercules Loan Agreement. During the six months ended June 30, 2023 and 2022, the Company recognized $8.2 million and $5.8 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Hercules Loan Agreement. As of June 30, 2023, the Company had an outstanding loan balance of $106.2 million and accrued interest of $0.9 million.

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

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in the current and future financing expense. The carrying value of the revenue interest financing liability was $120.1 million as of June 30, 2023.

Total revenue interest financing liability consists of the following (in thousands):

June 30, 2023
Proceeds from the Revenue Interest Financing Agreement	$100,000
Less: transaction costs	(4,554)
Less: royalty payments and payables	—
Plus: interest expense	24,629
Ending liability balance	$120,075

During the three and six months ended June 30, 2023, the Company recognized $5.4 million and $10.6 million, respectively, of interest expense in connection with the revenue interest financing liability.

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

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending in March 2023. The fair value of the founder shares at the date the repurchase right was granted is being recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of June 30, 2023, no shares of common stock were subject to repurchase by the Company and there is no associated repurchase liability. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

In May 2019, the Company issued Takeda 1,084,000 shares of common stock in connection with the Takeda License.

For the period from January 1, 2019 to May 6, 2019, the Company issued 2,524,852 shares of common stock to various employees and consultants of the Company for aggregate proceeds of approximately $1,000. Upon issuance, these shares were subject to a repurchase option by the Company at the original purchase price of the shares. The repurchase rights generally lapse as to 25% of the shares on the first anniversary of the vesting commencement date, and the repurchase right lapses as to 1/48th of the shares each one-month period thereafter, subject to the purchaser remaining continuously an employee, consultant or director of the Company. In November 2019, the Company repurchased 17,560 shares at the original purchase price for an aggregate purchase price of $5.20. As of June 30, 2023, no shares remain available for repurchase by the Company.

On October 29, 2019, upon completion of the IPO, the Company sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share. The net proceeds were approximately $191.5 million, after deducting underwriting discounts, commissions and offering costs.

In November 2020, the Company entered into the Sales Agreement, pursuant to which, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. In September 2022, the Company sold 2,414,897 shares for net proceeds of approximately $24.6 million under the ATM Offering after deducting $0.8 million of issuance costs. In February 2023, the Company sold 1,514,219 shares for net proceeds of approximately $14.1 million under the ATM Offering after deducting $0.4 million of issuance costs. As of June 30, 2023, the Company has utilized $39.9 million of the available $125.0 million under the ATM Offering.

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

On May 23, 2023, the Company completed an underwritten public offering, in which it sold 12,793,750 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase 1,668,750 shares, at a price of $11.75 per share for total gross proceeds of $150.3 million. The net purchase price after deducting underwriting discounts and commissions was $11.08 per share, which generated net proceeds of $141.8 million. The Company incurred an additional $0.4 million of offering expenses in connection with this public offering.

A summary of the Company’s unvested shares is as follows:

Balance at December 31, 2022	254,437
Share vesting	(254,437)
Balance at June 30, 2023	—

For accounting purposes, unvested awards are considered issued, but not outstanding until they vest.

Common stock reserved for future issuance consists of the following:

June 30, 2023
Common stock warrants	91,228
Stock options and performance-based awards outstanding	8,965,607
Shares available for issuance under the 2019 Incentive Plan	520,803
Shares available for issuance under the ESPP Plan	1,048,370
Balance at June 30, 2023	10,626,008

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

2019 Incentive Award Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Existing Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Existing Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. As of June 30, 2023, 520,803 shares remain available for issuance, which reflects 2,559,070 of stock option, performance-based unit, or PSU, and restricted stock unit, or RSU, awards granted, and 35,823 of awards cancelled or forfeited, during the six months ended June 30, 2023 as well as an annual increase of 2,086,165 shares authorized on January 1, 2023.

Performance-based Units

During 2020, the Company granted the initial PSUs whereby vesting depends upon the approval by the FDA of vonoprazan for H. pylori and then, or concurrent with, Erosive GERD. In 2022, the Company granted an additional 37,500 PSUs to employees. In 2023, the Company granted an additional 597,650 PSUs to employees. As of June 30, 2023, the PSU milestones had not been achieved and no related compensation cost had been recognized. The following table summarizes PSU activity under the 2019 Incentive Award Plan during the six months ended June 30, 2023.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2022	412,300	$30.97
Granted	597,650	10.89
Vested	—	—
Forfeited	—	—
Unvested balance at June 30, 2023	1,009,950	$19.09

As of June 30, 2023, there was approximately $19.3 million of related unrecognized stock-based compensation expense, which will begin to be recognized upon vesting.

Restricted Stock Units

The following table summarizes RSU activity under the 2019 Incentive Award Plan during the six months ended June 30, 2023.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2022	877,467	$11.03
Granted	812,760	8.62
Vested	(418,877)	10.04
Forfeited	(2,817)	10.26
Unvested balance at June 30, 2023	1,268,533	$9.82

As of June 30, 2023, the Company had $10.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors. As of June 30, 2023, 1,048,370 shares of common stock remain available for issuance, which includes the 121,801 shares sold to employees during the six months ended June 30, 2023 as well as an annual increase of 417,233 shares authorized on January 1, 2023.

The ESPP is considered a compensatory plan, and for the three and six month period ended June 30, 2023 the Company recorded related stock-based compensation of $0.2 million and $0.3 million respectively, compared to $0.1 million and $0.1 million respectively, for the same periods in 2022. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Six Months Ended June 30,
	2023	2022
Assumptions:
Expected term (in years)	0.49	0.49
Expected volatility	69.10%	72.41%
Risk free interest rate	4.77%	0.37%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards for the six months ended June 30, 2023 and 2022, were $2.87 and $5.31, respectively. As of June 30, 2023, the total unrecognized compensation expense related to the ESPP was less than $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.1 years.

401(k) Plan

The Company established a 401(k) savings plan during the year ended December 31, 2020. The Company’s contributions to the plan are discretionary. During the three and six months ended June 30, 2023, the Company incurred $0.4 million and $1.2 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods, compared to $0.3 million and $0.9 million, respectively, for the same periods in 2022. In August 2021, the Board of Directors approved a semi-annual discretionary match for 2021, which was settled by contributing 18,394 shares. In January 2022, the Board of Directors approved a second semi-annual discretionary match for 2021, which was settled by contributing 16,756 shares. In July 2022, the Board of Directors approved a semi-annual match for 2022, which was settled by contributing 84,784 shares. In January 2023, the Board of Directors approved a semi-annual match for 2022, which was settled by contribution 52,130 shares. In July 2023, the Board of Directors approved a semi-annual match for 2023, which was settled by contributing 83,826 shares.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	5,586,470	$23.40	7.90	$4,476
Options granted	1,148,660	8.68
Options exercised	(15,000)	7.40
Options cancelled	(33,006)	34.28
Balance at June 30, 2023	6,687,124	$20.85	7.79	$14,936
Options exercisable as of June 30, 2023	3,441,791	23.53	7.06	6,680

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2023 was $5.31 per option. As of June 30, 2023, the Company had $33.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.9 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Six Months Ended June 30,
	2023	2022
Assumptions:
Expected term (in years)	6.03	6.05
Expected volatility	64.02%	66.04%
Risk free interest rate	3.48%	1.89%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$1,803	$1,319	$3,580	$2,458
General and administrative expense	5,450	4,566	10,721	9,202
Total	$7,253	$5,885	$14,301	$11,660

9. Subsequent Event

On July 14, 2023, the Company completed a voluntary, one-time stock option exchange program, or the Option Exchange, pursuant to which eligible employees were able to exchange certain outstanding stock options granted under Phathom’s 2019 Incentive Award Plan, or the 2019 Plan, for a lesser amount of new restricted stock units issued under the 2019 Plan. Participants in the Option Exchange received one restricted stock unit for every two shares of Phathom common stock underlying the eligible options surrendered. This exchange ratio was applied on a grant by grant basis. The Option Exchange resulted in 2,406,622 options being exchanged for 1,203,341 restricted stock units. The Company is evaluating the accounting impact of the Option Exchange.

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

In 2021 we reported positive topline data from two pivotal Phase 3 clinical trials for vonoprazan: one for the treatment of H. pylori infection, or PHALCON-HP, and a second for the treatment of Erosive GERD, PHALCON-EE. In April 2021, we reported positive topline data from PHALCON-HP, and in October 2021, we reported positive topline data from PHALCON-EE. These data are supplemented by the extensive existing clinical data generated by Takeda as part of their development program for vonoprazan in Japan and other markets. In September 2021, we submitted two new drug applications, or NDAs, for combination packs that contain vonoprazan for the treatment of H. pylori infection in adults, one in combination with amoxicillin and clarithromycin (vonoprazan triple therapy) and the other in combination with amoxicillin alone (vonoprazan dual therapy). In May 2022, the FDA approved the NDAs for vonoprazan triple therapy, under the brand name VOQUEZNA TRIPLE PAK, and vonoprazan dual therapy, under the brand name VOQUEZNA DUAL PAK. Prior to approval, in May 2021, we received qualified infectious disease product, or QIDP, designations for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, which, upon approval of these products, added five years of regulatory exclusivity to the five years of new chemical entity, or NCE, exclusivity for vonoprazan. These initial approved products benefit from, and future products we develop containing vonoprazan will benefit from, this extended NCE exclusivity for vonoprazan.

In March 2022, we submitted an NDA for vonoprazan as a treatment for adults for the healing of all grades of Erosive GERD, maintenance of healing of all grades of Erosive GERD, and relief of heartburn associated with Erosive GERD. If approved, we expect to market the product under the brand name VOQUEZNA. In August 2022, we announced that, consistent with current FDA recommendations for all chemically synthesized drug compounds, we previously initiated post-approval testing to determine whether nitrosamine impurities were present in our initial commercial drug product for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. These tests revealed trace levels of a nitrosamine impurity, N-nitroso-vonoprazan, or NVP, that is not described within the FDA guidance document entitled “Control of Nitrosamine Impurities in Human Drugs – Guidance for Industry.” In February 2023, we received complete response letters from the FDA relating both to our Erosive GERD NDA and post approval supplements relating to our approved H. pylori NDAs, both of which formalized the FDA’s prior request that we provide additional stability data to demonstrate that levels of NVP will remain at or below 96 ng/day, the acceptable daily intake level (AI) for NVP established by the FDA, throughout the proposed shelf life of the product. No additional deficiencies were cited by the FDA in either letter. In May 2023, we resubmitted our Erosive GERD NDA to the FDA, and in June 2023 we submitted new prior approval supplements to our approved H. pylori NDAs. These submissions have been assigned PDUFA target action dates of November 17, 2023, for Erosive GERD and, if filed, October 30, 2023, for our HP combination packs. Based on these dates, we anticipate commercial launch of vonoprazan for both the Erosive GERD and H. pylori indications in the fourth quarter of 2023, subject to FDA approval. However, if we are unable to demonstrate to the FDA that we will be able to maintain NVP levels at or below the AI throughout the proposed shelf life of our products, launches of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK will be further delayed and approval of our Erosive GERD NDA will continue to be delayed, which could substantially increase our costs and delay or put at risk our ability to generate revenue and adversely affect our commercial prospects.

We are also continuing to develop vonoprazan as a treatment for symptomatic Non-Erosive GERD. In January 2023, we reported positive topline results from PHALCON-NERD-301, a Phase 3 study evaluating the safety and efficacy of vonoprazan for the daily treatment of adults with Non-Erosive GERD. Moreover, in August 2023, we announced successful completion of the 20-week extension period of PHALCON-NERD-301. Based on the results from this study, we plan to seek FDA approval of vonoprazan as a once-daily treatment for Non-Erosive GERD in the second half of 2023. In addition, we are in discussions with the FDA regarding the design of a Phase 3 trial to evaluate the novel dosing regimen of vonoprazan as an as needed treatment for episodic heartburn relief in patients with Non-Erosive GERD, a dosing regimen not approved in the U.S. for PPIs. This trial would constitute our fourth Phase 3 trial for vonoprazan. In February 2022, we reported positive topline results from PHALCON-NERD-201, a Phase 2 proof-of-concept study evaluating this novel dosing regimen.

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

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, conducting our clinical trials of vonoprazan, preparing applications for regulatory approval for vonoprazan and preparing for commercial launch. Our operations to date have been funded primarily through the issuance of convertible promissory notes, commercial bank debt, the proceeds from our initial public offering, our follow-on public offering, our ATM Offering and our Revenue Interest Financing Agreement. From our inception through June 30, 2023, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes, $100.0 million of debt, net proceeds from our initial public offering of $191.5 million from the sale of 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share, after deducting underwriting discounts, commissions and offering costs, net proceeds of $88.6 million from the sale of 2,250,000 shares of common stock at a public offering price of $39.48 per share after deducting underwriting discounts and commissions, and an additional $0.2 million in offering costs, net proceeds of $95.4 million from the Revenue Interest Financing Agreement, net proceeds of $38.7 million from the sale of 3,929,116 shares under the ATM Offering and net proceeds of $141.4 million from the sale of 12,793,750 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,668,750 shares, at a price of $11.75 per share, after deducting underwriting discounts and commissions. As of June 30, 2023, we had cash and cash equivalents of $248.8 million. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our Loan Agreement with Hercules are sufficient to fund operations for at least the next twelve months and receipt of $175 million in additional milestone payments under our Revenue Interest Financing Agreement together with anticipated product revenues, will be sufficient to fund our operations through the end of 2025.

We have not initiated commercial launch of any products and have incurred net losses since our inception. Our net losses for the six month periods ended June 30, 2023 and 2022 were $78.8 million and $91.6 million, respectively. As of June 30, 2023, we had an accumulated deficit of $805.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities. We expect our expenses and operating losses will increase as we continue to advance vonoprazan through clinical trials, seek additional regulatory approvals for vonoprazan, expand our quality, regulatory, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for VOQUEZNA for Erosive GERD in the U.S., protect our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$24,242	$36,475	$(12,233)
General and administrative	37,536	46,795	$(9,259)
Total operating expenses	61,778	83,270	(21,492)
Loss from operations	(61,778)	(83,270)	21,492
Other income (expense):
Interest income	1,808	119	1,689
Interest expense	(18,832)	(8,426)	(10,406)
Other income (expense)	23	(8)	31
Total other income expense	(17,001)	(8,315)	(8,686)
Net loss	$(78,779)	$(91,585)	$12,806

Research and Development Expenses. Research and development expenses were $24.3 million and $36.5 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $12.2 million consisted of a $11.5 million reduction of clinical trial costs related to the conclusion of the PHALCON-NERD-301 trial, $1.1 million of chemistry manufacturing and controls, or CMC, costs related to vonoprazan, and $0.5 million of consulting and other expense partially offset by an increase of $0.9 million of personnel-related expenses.

General and Administrative Expenses. General and administrative expenses were $37.5 million and $46.8 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $9.3 million was due to decreases of $14.0 million in professional services expenses for commercial, medical affairs and other services and $0.6 million of insurance expense, partially offset by a $5.3 million increase in personnel related expense. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $17.0 million for the six months ended June 30, 2023 consisted of $18.8 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement, partially offset by $1.8 million of interest income related to cash held in money market funds. Other expense of $8.3 million for the six months ended June 30, 2022 consisted of $8.4 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement, partially offset by $0.1 million of interest income.

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022	Change

Operating expenses:
Research and development	$12,764	$18,815	$(6,051)
General and administrative	18,937	26,548	$(7,611)
Total operating expenses	31,701	45,363	(13,662)
Loss from operations	(31,701)	(45,363)	13,662
Other income (expense):
Interest income	348	112	236
Interest expense	(9,615)	(5,667)	(3,948)
Other income (expense)	3	(2)	5
Total other income expense	(9,264)	(5,557)	(3,707)
Net loss	$(40,965)	$(50,920)	$9,955

Research and Development Expenses. Research and development expenses were $12.8 million and $18.8 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $6.0 million consisted of a $7.7 million reduction of clinical trial costs related to the conclusion of the PHALCON-NERD-301 trial and $0.3 million of consulting and other expense partially offset by increases of $1.6 million of chemistry manufacturing and controls, or CMC, costs related to vonoprazan, and $0.4 million of personnel-related expenses.

General and Administrative Expenses. General and administrative expenses were $18.9 million and $26.5 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $7.6 million was due to decreases of $9.6 million in professional services expenses for commercial, medical affairs and other services, $0.5 million of legal expenses and $0.2 million of insurance expense, partially offset by an increase of $2.1 million in personnel and $0.6 million of consulting related expense. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $9.3 million for the three months ended June 30, 2023 consisted of $9.6 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement, partially offset by $0.3 million of interest income related to cash held in money market funds. Other expense of $5.6 million for the three months ended June 30, 2022 consisted of $5.7 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement, partially offset by $0.1 million of interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2023, we had cash and cash equivalents of $248.8 million.

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

On May 9, 2023, we entered into an amendment to the Loan Agreement, or the Third Loan Amendment, pursuant to which, among other things, (i) the second tranche availability was extended from May 15, 2023, to December 15, 2023, to become available upon the earliest to occur of (a) October 1, 2023, (b) the FDA’s approval of Company’s new drug application (or supplemental new drug application) for vonoprazan for an indication relating to the healing and maintenance of healing of erosive esophagitis with an approved indication on the label that is generally consistent with that sought in Company’s new drug application submission (or Company’s supplemental new drug application submission, or the EE Milestone, and (c) upon the determination by the Agent’s investment committee in its sole and unfettered discretion, (ii) the third tranche availability was extended from September 30, 2023, to December 15, 2023, to become available upon the earliest to occur of (a) October 1, 2023, (b) the EE Milestone, and (c) upon the determination by the Agent’s investment committee in its sole and unfettered discretion, (iii) the effective date of the Performance Covenants (as defined below) was amended to provide an option to extend the covenant trigger date to May 15, 2024, subject to the EE Milestone prior to February 15, 2024, and (iv) the form of warrants to purchase shares of our common stock to be issued upon drawdowns of future tranches was amended such that the exercise price of such warrants shall be equal to the lesser (i) of $11.6783, which is the trailing ten-day volume-weighted average price, or VWAP, prior to entering into the Third Loan Amendment and (ii) the trailing ten-day VWAP preceding the date on which we drawdown future tranches. In connection with the Third Loan Amendment, a tranche extension amendment fee of $150,000 and a covenant extension amendment fee of $100,000 was paid to the Agent.

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million, or the Term Loan, under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100.0 million, all of which was funded on the Closing Date, or the First Advance, (ii) a second tranche consisting of up to an additional $50.0 million, available in minimum of $25.0 million per draw, which will become available to us through December 15, 2023, upon the earliest to occur of (a) October 1, 2023, (b) the EE Milestone, and (c) upon the determination by the Agent’s investment committee in its sole and unfettered discretion, (iii) a third tranche consisting of an additional $25.0 million, which will become available to us through December 15, 2023, upon the earliest to occur of (a) October 1, 2023, (b) the EE Milestone, and (c) upon the determination by the Agent’s investment committee in its sole and unfettered discretion, and (iv) a fourth tranche consisting of up to an additional $25.0 million, which will be available, if specified conditions are met, through March 31, 2024, upon achievement of (a) FDA approval of our NDA for vonoprazan and amoxicillin, or its NDA for vonoprazan, amoxicillin and clarithromycin, in each case for an indication relating to the treatment of H. pylori with an approved indication on the claim that is generally consistent with that sought in our NDA submission; and (b) filing of an NDA or supplemental NDA for vonoprazan for indications relating to the healing and maintenance of healing of erosive GERD (milestones (a) and (b), or, together, the Second Performance Milestone). The fourth tranche is currently available as the Second Perfomance Milestone has been achieved. We intend to use the proceeds of the Term Loan advances for working capital and general corporate purposes.

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

In connection with the entry into the Loan Agreement, we issued to Hercules a warrant, or the Warrant, to purchase a number of shares of our common stock equal to 2.5% of the aggregate amount of the Term Loan advances funded, and will issue to Hercules additional warrants when future Term Loan advances are funded. On the Closing Date, we issued a Warrant for 74,782 shares of common stock. The Warrant is exercisable for a period of seven years from the date of issuance at a per-share exercise price equal to $33.43, which was the closing price of our common stock on September 16, 2021. In connection with the entry into the Third Loan Amendment, we amended the form of warrants to be issued upon drawdowns of future tranches such that the exercise price of such warrants shall be equal to the lesser (i) of $11.6783, which was the trailing ten-day VWAP prior to entering into the Third Loan Amendment and (ii) the trailing ten-day VWAP preceding the date on which we drawdown future tranches. The exercise price and terms of the outstanding Warrant remain unchanged.

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

At-the-Market-Offering

On November 10, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $125.0 million through the Sales Agent, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 which was filed on November 10, 2020 and declared effective by the SEC on November 16, 2020. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. For the year ended December 31, 2022, we sold 2,414,897 shares of our common stock under the ATM Offering for net proceeds of approximately $24.6 million after deducting $0.8 million of issuance costs. For the six months ended June 30, 2023 we sold 1,514,219 shares for net proceeds of approximately $14.1 million after deducting $0.4 million of issuance costs. As of June 30, 2023, we utilized $39.9 million of the available $125.0 million under the ATM Offering.

Underwritten Public Offerings

On December 16, 2020, we completed an underwritten public offering, in which we sold 2,250,000 shares of our common stock at a price of $42.00 per share for total gross proceeds of $94.5 million. The net purchase price after deducting underwriting discounts and commissions was $39.48 per share, which generated net proceeds of $88.8 million. We incurred an additional $0.2 million of offering expenses in connection with the public offering.

On May 23, 2023, we completed an underwritten public offering, in which we sold 12,793,750 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 1,668,750 shares, at a price of $11.75 per share for total gross proceeds of $150.3 million. The net purchase price after deducting underwriting discounts and commissions was $11.08 per share, which generated net proceeds of $141.8 million. We incurred an additional $0.4 million of offering expenses in connection with this public offering.

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our Loan Agreement with Hercules are sufficient to fund operations for at least the next twelve months and receipt of $175 million in additional milestone payments under our Revenue Interest Financing Agreement together with anticipated product revenues, will be sufficient to fund our operations through the end of 2025. We expect such amounts will allow us to complete our ongoing Phase 3 clinical trial studying vonoprazan for Non-Erosive GERD (daily dosing), and, if our post-complete response letter submissions concerning NVP are approved by FDA, launch vonoprazan for H. pylori and Erosive GERD. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Including our existing cash and cash equivalents, we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our Loan Agreement with Hercules are sufficient to fund operations for at least the next twelve months and receipt of $175 million in additional milestone payments under our Revenue Interest Financing Agreement together with anticipated product revenues, will be sufficient to fund our operations through the end of 2025.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$(61,869)	$(70,473)	$8,604
Investing activities	(220)	(495)	275
Financing activities	155,574	95,446	60,128
Net increase in cash	$93,485	$24,478	$69,007

Operating Activities

Net cash used in operating activities was approximately $61.9 million and $70.5 million for the six months ended June 30, 2023 and 2022, respectively. The net cash used in operating activities for the six months ended June 30, 2023 was due to approximately $50.0 million spent on ongoing research and development and general and administrative activities and a $11.9 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $8.4 million decrease in accounts payable and accrued expenses (including interest and clinical trial expenses), and a $3.5 million increase in prepaid assets and other current assets and other long-term assets. The net cash used in operating activities for the six months ended June 30, 2022 was due to approximately $73.3 million spent on ongoing research and development and general and administrative activities offset by a $2.9 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $1.9 million increase in accounts payable and accrued expenses (including interest and clinical trial expenses), and a $1.0 million increase in prepaid assets and other current assets and other long-term assets.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022, was primarily due to the cash we paid for acquiring property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $155.6 million due to the proceeds from the sale of common stock. Net cash provided by financing activities for the six months ended June 30, 2022 was $95.4 million due to the net proceeds from the revenue interest financing agreement.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the six months ended June 30, 2023 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2022 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2022 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on May 26, 2023	8-K	5/30/23	3.1

3.3	Amended and Restated Bylaws	8-K	9/25/20	3.1

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.3	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.4	Warrant to purchase stock issued to Hercules Capital, dated September 17, 2021	10-Q	11/8/21	10.2

4.5	First Amendment to Warrant to purchase stock issued to Hercules Capital, dated May 9, 2023	10-Q	5/10/23	4.5

4.6	Form of Warrant to purchase stock issuable pursuant to the Loan and Security Agreement, as amended, by and between the Registrant and Hercules Capital, Inc.	10-Q	5/10/23	4.6

4.7	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

10.1^	First Amendment to Vonoprazan Commercial Supply Agreement				X

10.2	Amendment and Restated Non-Employee Director Compensation Program				X
31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X

101.PRE	Inline XBRL Presentation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PHATHOM PHARMACEUTICALS, INC.

Date:	August 10, 2023	By:	/s/ Terrie Curran
Terrie Curran
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 10, 2023	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial and Business Officer
(Principal Financial and Accounting Officer)