Form 10-Q
period 2023-09-30
Phathom Pharmaceuticals, Inc.
filed 2023-11-09
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, the registrant had 57,252,519 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$213,677	$155,385
Prepaid expenses and other current assets	12,938	5,127
Inventory	111	—
Total current assets	226,726	160,512
Property, plant and equipment, net	1,976	1,207
Operating lease right-of-use assets	1,682	2,287
Restricted cash	2,858	505
Other long-term assets	3,750	299
Total assets	$236,992	$164,810

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $27 and $35, respectively)	$5,794	$9,997
Accrued clinical trial expenses	661	—
Accrued expenses (including related party amounts of $2,803 and $2,499, respectively)	13,455	14,678
Accrued interest	957	854
Operating lease liabilities, current	721	708
Current portion of revenue interest financing liability	2,391	—
Total current liabilities	23,979	26,237

Long-term debt, net of discount	99,259	95,264
Revenue interest financing liability	123,399	109,525
Operating lease liabilities	628	1,098
Other long-term liabilities	7,500	7,500
Total liabilities	254,765	239,624

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000 at September 30, 2023 and December 31, 2022; issued shares — 56,809,085 and 41,723,308 at September 30, 2023 and December 31, 2022, respectively; outstanding shares — 56,809,085 and 41,468,871 at September 30, 2023 and December 31, 2022, respectively	5	3
Treasury stock — 19 shares at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	831,337	652,276
Accumulated deficit	(849,115)	(727,093)
Total stockholders’ deficit	(17,773)	(74,814)
Total liabilities and stockholders’ deficit	$236,992	$164,810

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development (includes related party amounts of $130, $77, $538 and $1,800, respectively)	$12,263	$19,020	$36,505	$55,495
General and administrative (includes related party amounts of $14, $0, $30 and $0, respectively)	23,396	23,509	60,932	70,303
Total operating expenses	35,659	42,529	97,437	125,798

Loss from operations	(35,659)	(42,529)	(97,437)	(125,798)

Other income (expense):
Interest income	2,720	726	4,528	845
Interest expense	(10,107)	(9,277)	(28,939)	(17,703)
Other (expense), net	(197)	(11)	(174)	(20)
Total other expense	(7,584)	(8,562)	(24,585)	(16,878)
Net loss and comprehensive loss	$(43,243)	$(51,091)	$(122,022)	$(142,676)
Net loss per share, basic and diluted	$(0.76)	$(1.32)	$(2.48)	$(3.72)
Weighted-average shares of common stock outstanding, basic and diluted	56,782,379	38,820,266	49,265,321	38,379,292

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	41,468,871	$3	19	$652,276	$(727,093)	$(74,814)
401(k) matching contribution	52,130	—	—	456	—	456
Vesting of restricted shares and restricted stock units	414,119	—	—	—	—	—
Stock-based compensation	—	—	—	7,048	—	7,048
ESPP shares issued	121,801	—	—	856	—	856
Issuance of common stock under ATM facility	1,514,219	1	—	14,072	—	14,073
Net loss	—	—	—	—	(37,814)	(37,814)
Balance at March 31, 2023	43,571,140	$4	19	$674,708	$(764,907)	$(90,195)
Vesting of restricted shares and restricted stock units	259,195	—	—	6	—	6
Stock-based compensation	—	—	—	7,253	—	7,253
Issuance of common stock from exercise of stock options	15,000	—	—	111	—	111
Issuance of common stock in connection with underwritten public offering, net	12,793,750	1	—	141,389	—	141,390
Net loss	—	—	—	—	(40,965)	(40,965)
Balance at June 30, 2023	56,639,085	$5	19	$823,467	$(805,872)	$17,600
401(k) matching contribution	83,826	—	—	1,156	—	1,156
Vesting of restricted shares and restricted stock units	9,681	—	—	—	—	—
Stock-based compensation	—	—	—	6,140	—	6,140
ESPP shares issued	75,072	—	—	561	—	561
Issuance of common stock from exercise of stock options	1,421	—	—	13	—	13
Net loss	—	—	—	—	(43,243)	(43,243)
Balance at September 30, 2023	56,809,085	$5	19	$831,337	$(849,115)	$(17,773)

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	30,511,226	3	1	601,523	(529,370)	72,156
Cashless exercise of common stock warrants	7,359,285	—	18	—	—	—
401(k) matching contribution	16,756	—	—	254	—	254
Vesting of restricted shares and restricted stock units	222,595	—	—	—	—	—
Stock-based compensation	—	—	—	5,775	—	5,775
ESPP shares issued	39,951	—	—	515	—	515
Net loss	—	—	—	—	(40,665)	(40,665)
Balance at March 31, 2022	38,149,813	$3	19	$608,067	$(570,035)	$38,035
Vesting of restricted shares and restricted stock units	222,590	—	—	—	—	—
Stock-based compensation	—	—	—	5,885	—	5,885
Net loss	—	—	—	—	(50,920)	(50,920)
Balance at June 30, 2022	38,372,403	$3	19	$613,952	$(620,955)	$(7,000)
401(k) matching contribution	84,784	—	—	862	—	862
Vesting of restricted shares and restricted stock units	222,595	—	—	—	—	—
Issuance of common stock under ATM facility	2,414,897	—	—	24,596	—	24,596
Stock-based compensation	—	—	—	5,816	—	5,816
ESPP shares issued	49,147	—	—	394	—	394
Net loss	—	—	—	—	(51,091)	(51,091)
Balance at September 30, 2022	41,143,826	$3	19	$645,620	$(672,046)	$(26,423)

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(122,022)	$(142,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	390	452
Stock-based compensation	20,441	17,476
Issuance of PIK interest debt	2,684	2,594
Accrued interest on revenue interest financing liability	16,265	8,349
Amortization of debt discount	1,311	1,613
Other	1,468	1,128
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,813)	2,292
Accounts payable and accrued expenses (includes changes in related party amounts of $281 and $1,210, respectively)	(3,857)	4,762
Accrued clinical trial expenses	661	(1,263)
Accrued interest	103	209
Operating right-of-use assets and lease liabilities	147	(306)
Inventory	(111)	—
Other long-term assets	(3,450)	(119)
Net cash used in operating activities	(93,783)	(105,489)

Cash flows from investing activities
Cash paid for property, plant and equipment	(1,159)	(629)
Net cash used in investing activities	(1,159)	(629)

Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	124	—
Net proceeds from underwritten public offering	141,390	—
Net proceeds from revenue interest financing transaction	—	95,446
Net proceeds from issuance of common stock under ATM facility	14,073	24,596
Net cash provided by financing activities	155,587	120,042

Net increase in cash and cash equivalents and restricted cash	60,645	13,924
Cash and cash equivalents and restricted cash – beginning of period	155,890	183,419
Cash and cash equivalents and restricted cash – end of period	$216,535	$197,343

Supplemental disclosure of cash flow information
Interest paid	$8,222	$4,938
Supplemental disclosure of noncash investing and financing activities:
Settlement of ESPP liability in common stock	$1,417	$909
Settlement of 401(k) liability in common stock	$1,612	$1,116
Operating lease liabilities arising from obtaining right-of-use assets	$—	$554

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

Liquidity and Capital Resources

From inception to September 30, 2023, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, and providing other general and administrative support for these operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur additional net losses in the future as it continues to develop and prepares for commercialization of vonoprazan. From inception to September 30, 2023, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, revenue interest financing debt, the sale of 10,997,630 shares of common stock for net proceeds of approximately $191.5 million in its 2019 IPO, the sale of 2,250,000 shares of common stock for net proceeds of approximately $88.6 million in its December 2020 follow-on public offering, the sale of 3,929,116 shares of common stock for net proceeds of approximately $38.7 million in its issuances of common stock pursuant to the Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $125.0 million, or the ATM Offering, and the sale of 12,793,750 shares of common stock for net proceeds of approximately $141.4 million in its May 2023 public offering.

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

As of September 30, 2023, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts and money market funds. Restricted cash primarily conists of cash deposited by the Company to secure corporate leased vehicles.

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

Inventory

The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. Inventory currently consists of bulk active pharmaceutical ingredients that will be used to manufacture vonoprazan tablets. Inventory related to indications prior to regulatory approval has been included in research and development expense in the period of purchase.

The Company values its inventory at the lower of cost or net realizable value. The Company measures inventory using actual cost under a first-in, first-out basis. The Company assesses recoverability of inventory each reporting period to determine any write down to net realizable value resulting from excess or obsolete inventories.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through September 30, 2023.

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

Revenue Interest Financing Liability

The Company entered into a revenue interest financing agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules Capital, Inc., or Hercules, together with NQ and Sagard, the Initial Investors, in which the Company received funds in return for royalties on net sales of products containing vonoprazan. The net proceeds received under the transaction were recognized as short-term and long-term liabilities with interest expense based on an imputed effective rate derived from the expected future payments to the Initial Investors. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments to the Initial Investors. Changes in future payments to the Initial Investors from previous estimates are included in current and future financing expense.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the three and nine months ended September 30, 2023, the Company has excluded weighted-average unvested shares of 0 and 46,131, respectively, from the weighted-average number of common shares outstanding, compared to 577,931 and 798,643, respectively for the same periods in 2022. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

Recently Adopted Accounting Standards

There were no recently adopted accounting standards which would have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no new material accounting standards issued in the third quarter of 2023 that impacted the Company.

2. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Computer equipment and software	$1,110	$1,078
Furniture and fixtures	1,089	1,086
Leasehold improvements	139	115
Construction in process	1,499	399
Total property, plant and equipment, gross	3,837	2,678
Less: accumulated depreciation	(1,861)	(1,471)
Total property, plant and equipment, net	$1,976	$1,207

Depreciation expense for each of the three months ended September 30, 2023 and 2022 was approximately $0.1 million and $0.2 million, respectively. Depreciation expense for each of the nine months ended September 30, 2023 and 2022 was approximately $0.4 million and $0.5 million, respectively. No property, plant or equipment was disposed of during the nine months ended September 30, 2023 or the year ended December 31, 2022.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued research and development expenses	$3,292	$3,080
Accrued compensation expenses	7,300	8,447
Accrued professional & consulting expenses	2,843	3,000
Accrued other	20	151
Total accrued expenses	$13,455	$14,678

Inventory

Inventory consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$111	$—
Total inventory, current	$111	—
Raw materials, noncurrent	3,450	—
Total inventory	$3,561	$—

Raw materials consist of materials, including active pharmaceutical ingredients, to be consumed in the production of inventory related to the FDA approved products. $3.5 million of raw materials are included within other long-term assets as of September 30, 2023.

3. Related Party Transactions

Frazier is a principal stockholder of the Company with representation on the Board of Directors. Frazier is compensated for their participation on the Board of Directors and as of September 30, 2023 and December 31, 2022, the Company had $14,000 and $15,000, respectively, outstanding accounts payable and accrued expenses related to these services. For the three months ended September 30, 2023 and 2022, the Company incurred $14,000 and $0, respectively, of expenses related to participation on the Board of Directors. For the nine months ended September 30, 2023 and 2022, the Company incurred $30,000 and $0, respectively of expenses related to participation on the Board of Directors. Frazier is also a principal stockholder in PCI Pharma Services, or PCI. In the third quarter of 2019, the Company engaged PCI for clinical manufacturing services. As of September 30, 2023 and December 31, 2022, the Company had $1.3 million and $1.1 million, respectively, outstanding accounts payable and accrued expenses related to these manufacturing services. For the three months ended September 30, 2023 and 2022, the Company incurred $0.1 million and $0.1 million, respectively, of expenses related to services performed by PCI. For the nine months ended September 30, 2023 and 2022, the Company incurred $0.4 million and $0.5 million, respectively, of expenses related to services performed by PCI.

Takeda became a common stockholder of the Company in connection with the May 2019 license agreement (see Note 4). In conjunction with this license, Takeda provides proprietary supplies for the Company’s ongoing clinical development of vonoprazan in addition to the exclusive license for the commercialization of vonoprazan in the United States, Canada and Europe. On May 5, 2020, the Company entered into a Commercial Supply Agreement, or the Commercial Supply Agreement, with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product or drug substance. Pursuant to the Commercial Supply Agreement, Takeda has agreed to supply the Company with, and the Company has agreed to purchase from Takeda, certain quantities of vonoprazan bulk drug product according to approved specifications at a fixed price per batch of bulk drug product in order to commercialize vonoprazan in accordance with the Takeda License. Unless terminated earlier, the term of the Commercial Supply Agreement extends for a period of two years from the date the Company places an order for bulk drug product or drug substance for the first commercial launch of vonoprazan in any jurisdiction in the licensed territory, provided that this two-year period will expire no later than December 31, 2023. The Commercial Supply Agreement will terminate immediately upon the termination of the Takeda License in accordance with its terms. In connection with the Takeda License, the Company entered into a temporary services agreement, or the Temporary Services Agreement, with Takeda on November 24, 2020. Pursuant to the Temporary Services Agreement, Takeda agreed to provide or procure the provision of services related to the ongoing clinical development of vonoprazan. The Temporary Services Agreement will terminate immediately upon termination of the Takeda License in accordance with its terms. As of September 30, 2023 and December 31, 2022, the Company had $1.5 million and $1.4 million, respectively, in outstanding accounts payable and accrued expenses related to these agreements. For the three months ended September 30, 2023 and 2022, the Company incurred less than $0.1 million and $0, respectively, of expenses related to these agreements. For the nine months ended September 30, 2023 and 2022, the Company incurred $0.1 million and $1.3 million, respectively, of expenses related to these agreements. The Company has no remaining minimum purchase obligation related to these agreements.

4. Commitments and Contingencies

License Agreement

On May 7, 2019, the Company entered into a license agreement with Takeda pursuant to which it was granted an exclusive license to commercialize vonoprazan fumarate in the United States, Canada and Europe, or, the Takeda License. The Company also has the right to sublicense its rights under the agreement, subject to certain conditions. The agreement will remain in effect, on a country-by-country and product-by-product basis, until the later of (i) the expiration of the last to expire valid patent claim covering vonoprazan fumarate alone or in combination with at least one other therapeutically active ingredient, (ii) the expiration of the applicable regulatory exclusivity and (iii) 15 years from the date of first commercial sale, unless earlier terminated. The Company may terminate the Takeda License upon nine months’ written notice. The Company and Takeda may terminate the Takeda License in the case of the other party’s insolvency or material uncured breach. Takeda may terminate the Takeda License if the Company challenges, or assists in challenging, licensed patents.

In consideration of the Takeda License, the Company (i) paid Takeda $25.0 million in cash, (ii) issued Takeda 1,084,000 shares of its common stock at a fair value of $5.9 million, (iii) issued the Takeda Warrant to purchase 7,588,000 shares of its common stock at an exercise price of $0.00004613 per share at an initial fair value of $47.9 million, and (iv) issued a right to receive an additional common stock warrant, or, the Takeda Warrant Right, should Takeda’s fully-diluted ownership of the Company represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately before the closing of the Company’s IPO, with a nominal initial fair value due to the low probability of issuance. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of the IPO, and no additional warrant was issued. In addition, the Company is obligated to pay Takeda up to an aggregate of $250.0 million in sales milestones upon the achievement of specified levels of product sales, and a low double-digit royalty rate on aggregate net sales of licensed products, subject to certain adjustments. The Takeda Warrant had an exercise price of $0.00004613 per share, and was to expire on May 7, 2029 and became exercisable upon the consummation of the IPO. As of September 30, 2023, all Takeda Warrants have been exercised.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of approximately $3.8 million in the first 24-month period following the launch of the final product. The Company has not incurred any expenses under the agreement during the nine months ended September 30, 2023 and 2022.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

5. Lease Commitments

As of September 30, 2023, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with remaining lease terms of 1.6 years and 1.9 years, respectively. All operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the three months ended September 30, 2023 and 2022 was $0.3 million. The total rent expense for the nine months ended September 30, 2023 and 2022 was $0.8 million and $0.7 million, respectively.

The following table summarizes supplemental balance sheet information related to the operating leases (in thousands):

	September 30,	December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$1,682	$2,287
Total right-of-use assets	1,682	2,287

Liabilities:
Operating lease liabilities, current	721	708
Operating lease liabilities, non-current	628	1,098
Total operating lease liabilities	$1,349	$1,806

As of September 30, 2023, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2023	185
2024	753
2025	513
Total minimum lease payments	1,451
Less: amount representing interest	(102)
Present value of operating lease liabilities	1,349
Less: operating lease liabilities, current	(721)
Operating lease liabilities	$628

Weighted-average remaining lease term (in years)	1.8
Weighted-average incremental borrowing rate	8.21%

Operating cash flows for the nine months ended September 30, 2023 and 2022 included cash payments for operating leases of approximately $0.7 million and $1.0 million, respectively.

6. Debt

Total debt consists of the following (in thousands):

September 30, 2023
Long-term debt, current portion	$—
Long-term debt, non-current portion	107,158
Unamortized debt discount	(7,899)
Total debt, net of debt discount	$99,259

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

On May 9, 2023, the Company entered into the Third Amendment to Loan and Security Agreement, or the Third Loan Amendment, with the lenders thereunder and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent and as a lender (in such capacity, the “Agent” or “Hercules”), pursuant to which, among other things, (i) the second tranche availability was extended from through May 15, 2023, to through December 15, 2023, and became available on October 1, 2023, (ii) the third tranche availability was extended from through September 30, 2023, to through December 15, 2023, and became available on October 1, 2023, (iii) the effective date of the Performance Covenants was amended to provide an option to extend the covenant trigger date to May 15, 2024, subject to the achievement of the EE Milestone prior to February 15, 2024, and (iv) the warrant agreement with Hercules was amended as described below. On November 1, 2023 the EE Milestone was achieved and the covenant trigger date was extended to May 15, 2024. In connection with the Third Loan Amendment, a tranche extension amendment fee of $150,000 and a covenant extension amendment fee of $100,000 was paid to the Agent. These fees have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million, or the Term Loan, under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100.0 million, all of which was funded to the Company on the Closing Date, or First Advance, (ii) a second tranche consisting of up to an additional $50.0 million, available in minimum of $25.0 million per draw, which became available to the Company through December 15, 2023, on October 1, 2023, (iii) a third tranche consisting of an additional $25.0 million, which became available to the Company through December 15, 2023, on October 1, 2023, (iv) a fourth tranche consisting of up to an additional $25.0 million, which will be available, if specified conditions are met, through March 31, 2024, upon achievement of (a) FDA approval of the Company's NDA for vonoprazan and amoxicillin, or its NDA for vonoprazan, amoxicillin and clarithromycin, in each case for an indication relating to the treatment of H. pylori with an approved indication on the claim that is generally consistent with that sought in the Company's NDA submission; and (b) filing of an NDA or supplemental NDA for vonoprazan for indications relating to the healing and maintenance of healing of erosive GERD (milestones (a) and (b), or, together, the Second Performance Milestone). The fourth tranche is currently available as the Second Performance Milestone has been achieved.

The Company paid a $1.25 million facility charge in connection with the closing of the Loan Agreement and would need to pay 0.5% of any advances made under the third and fourth tranches.

The Term Loan will mature on October 1, 2026, or the Maturity Date. The Term Loan bears (i) cash interest at a variable annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25%, or the Interest Rate, and (ii) payment-in-kind interest at a per annum rate of interest equal to 3.35%. Phathom may make payments of interest only through October 1, 2024, which was extended to October 1, 2025, upon the achievement of the Second Performance Milestone in May 2022 and met the condition that no default or event of default exists, and which is further extendable to October 1, 2026, subject to FDA approval of the Company’s NDA (or supplemental NDA) for vonoprazan for an indication relating to the healing and maintenance of healing of erosive esophagitis with an approved indication on the label that is generally consistent with that sought in the Company’s NDA submission (or supplemental NDA submission), or the Third Performance Milestone, on or prior to September 30, 2025 and no default or event of default exists, or the interest only period. On November 1, 2023 the Third Performance Milestone was met and the interest only period was extended to October 1, 2026. After the interest-only period, the principal balance and related interest will be required to be repaid in equal monthly installments and continuing until the Maturity Date.

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or, each a Term Loan Advance and together, the Term Loan Advances. As of September 30, 2023, the aggregate final payment fee for the first Term Loan Advance of $7.5 million has been recorded as an other long-term liability.

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

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including a financial covenant requiring the Company to maintain certain levels of cash subject to a control agreement in favor of the Agent (minus accounts payable not paid within 120 days of invoice), or Qualified Cash. Commencing on November 15, 2023, if the outstanding loan amount is greater than $100.0 million, the Company is subject to an additional performance covenant in which trailing three-month net product revenue from the sale of vonoprazan and products containing vonoprazan must exceed 50% of projections. The revenue covenant will be waived at any time in which the Company maintains Qualified Cash equal to at least 65.0% (prior to the Third Performance Milestone), and 45% (following the Third Performance Milestone) of the total outstanding Term Loan principal amount, or the Company’s market capitalization is at least $900.0 million. Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by Hercules, as collateral agent. As of September 30, 2023, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

The exercise price and terms of the outstanding warrants to purchase 74,783 shares of the Company's Common Stock previously issued to Hercules remain unchanged. The Company entered into the First Amendment to Warrant, or the Warrant Amendment, to make technical changes to the defined terms to provide that the outstanding warrant only covers the initial $100.0 million advance already drawn under the Term Loan.

The initial $1.3 million fair value of the Warrant, the $7.5 million final interest payment fee and $3.1 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan.

Future minimum principal payments under the Term Loan, including the final payment fee, as of September 30, 2023 are as follows (in thousands):

Year ending December 31:
2023	—
2024	—
2025	29,707
2026	94,764
Total principal and interest payments	124,471
Less payment-in-kind and final payment fee	(24,471)
Total term loan borrowings	$100,000

During the three months ended September 30, 2023 and 2022, the Company recognized $4.4 million and $3.4 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Hercules Loan Agreement. During the nine months ended September 30, 2023 and 2022, the Company recognized $12.6 million and $9.2 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Hercules Loan Agreement. As of September 30, 2023, the Company had an outstanding loan balance of $106.8 million and accrued interest of $1.0 million.

7. Revenue Interest Financing Liability

On May 3, 2022, Phathom entered into a Revenue Interest Financing Agreement with Initial Investors NQ, Sagard, and Hercules pursuant to which the Company will receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, the Company received $100 million at the initial closing and can receive an additional $160 million upon FDA approval of vonoprazan for treatment of Erosive GERD on or before March 31, 2024. At any time prior to December 31, 2022, the Company also had the right to obtain a written commitment from a third party for up to $15 million of funding upon FDA approval of vonoprazan for Erosive GERD. In addition, the Company has the right at any time prior to September 30, 2024, to obtain a written commitment from a third party for up to $25 million of funding upon achievement of a sales milestone. The Initial Investors have a right of first offer if the Company seeks to obtain such additional funding. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount.

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

Upon the occurrence of an event of default taking place prior to April 1, 2025, between April 1, 2025 and April 1, 2028, and after April 1, 2028, the Company is obligated to pay 1.30 times Investment Amount, 1.65 times Investment Amount, and 2.0 times investment amount, respectively, less any amounts the Company previously paid pursuant to the agreement.

During the year ended December 31, 2022, the Company received gross proceeds of $100.0 million before deducting transaction costs of $4.6 million, which resulted in net proceeds of $95.4 million.

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in the current and future financing expense. The carrying value of the revenue interest financing liability was $125.8 million as of September 30, 2023.

Total revenue interest financing liability consists of the following (in thousands):

September 30, 2023
Proceeds from the Revenue Interest Financing Agreement	$100,000
Less: transaction costs	(4,554)
Less: royalty payments and payables	—
Plus: interest expense	30,344
Ending liability balance	$125,790

During the three and nine months ended September 30, 2023, the Company recognized $5.7 million and $16.3 million, respectively, of interest expense in connection with the revenue interest financing liability. During the three and nine months ended

September 30, 2022, the Company recognized $5.6 million and $8.3 million, respectively, of interest expense in connection with the revenue interest financing liability.

The Company will record liabilities associated with additional funding upon FDA approval of vonoprazan for Erosive GERD and achievement of the sales milestone when such contingent events occur. To determine the accretion of the liability related to the Revenue Interest Financing Agreement, the Company is required to estimate the total amount of future royalty payments and estimated timing of such payments based on the Company’s revenue projections. As royalty payments are made, the balance of the debt obligation will be effectively repaid. Based on the Company’s periodic review, the exact timing of repayment is likely to be different in each reporting period as compared to those estimated in the Company’s initial revenue projections. A significant increase or decrease in actual net sales of vonoprazan compared to the Company’s revenue projections could impact the interest expense associated with the revenue interest financing liability. Also, the Company’s total obligation can vary depending on default events and the achievement of FDA approval of vonoprazan for Erosive GERD and achievement of the sales milestone.

8. Stockholders’ Equity

Common Stock

In March 2019, subsequent to the Merger, the Company sold 1,491,072 shares of the Company’s common stock to Frazier.

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending in March 2023. The fair value of the founder shares at the date the repurchase right was granted is being recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of September 30, 2023, no shares of common stock were subject to repurchase by the Company and there is no associated repurchase liability. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

In May 2019, the Company issued Takeda 1,084,000 shares of common stock in connection with the Takeda License.

For the period from January 1, 2019 to May 6, 2019, the Company issued 2,524,852 shares of common stock to various employees and consultants of the Company for aggregate proceeds of approximately $1,000. Upon issuance, these shares were subject to a repurchase option by the Company at the original purchase price of the shares. The repurchase rights generally lapse as to 25% of the shares on the first anniversary of the vesting commencement date, and the repurchase right lapses as to 1/48th of the shares each one-month period thereafter, subject to the purchaser remaining continuously an employee, consultant or director of the Company. In November 2019, the Company repurchased 17,560 shares at the original purchase price for an aggregate purchase price of $5.20. As of September 30, 2023, no shares remain available for repurchase by the Company.

On October 29, 2019, upon completion of the IPO, the Company sold 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share. The net proceeds were approximately $191.5 million, after deducting underwriting discounts, commissions and offering costs.

In November 2020, the Company entered into the Sales Agreement, pursuant to which, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. In September 2022, the Company sold 2,414,897 shares for net proceeds of approximately $24.6 million under the ATM Offering after deducting $0.8 million of issuance costs. In February 2023, the Company sold 1,514,219 shares for net proceeds of approximately $14.1 million under the ATM Offering after deducting $0.4 million of issuance costs. As of September 30, 2023, the Company has utilized $39.9 million of the available $125.0 million under the ATM Offering.

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

A summary of the Company’s unvested shares is as follows:

Balance at December 31, 2022	254,437
Share vesting	(254,437)
Balance at September 30, 2023	—

For accounting purposes, unvested awards are considered issued, but not outstanding until they vest.

Common stock reserved for future issuance consists of the following:

September 30, 2023
Common stock warrants	91,228
Stock options and performance-based awards outstanding	7,992,999
Shares available for issuance under the 2019 Incentive Plan	1,482,309
Shares available for issuance under the ESPP Plan	973,298
Balance at September 30, 2023	10,539,834

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan, or the Existing Incentive Plan, provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit, or RSU, awards, and other stock awards to eligible recipients, including employees, directors or consultants of the Company. The Company had 2,231,739 shares of common stock authorized for issuance under the Existing Incentive Plan, of which, 1,400,528 stock options and 16,260 restricted stock awards were granted. As a result of the adoption of the 2019 Incentive Award Plan, or the 2019 Plan, in October 2019, no further shares are available for issuance under the Existing Incentive Plan.

2019 Incentive Award Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Existing Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Existing Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors.

On July 14, 2023, the Company completed a voluntary, one-time stock option exchange program, or the Option Exchange, pursuant to which eligible employees were able to exchange certain outstanding stock options granted under the 2019 Plan for a lesser amount of new RSUs issued under the 2019 Plan. Participants in the Option Exchange received one RSU for every two shares of Phathom common stock underlying the eligible options surrendered. This exchange ratio was applied on a grant by grant basis. The Option Exchange resulted in 2,406,622 options being exchanged for 1,203,341 RSUs. The Company will recognize an additional $2.2 million of incremental expense related to the Option Exchange to be recognized over a three-year vesting period.

As of September 30, 2023, 1,482,309 shares remain available for issuance under the 2019 Plan, which reflects 4,004,186 of stock option, performance-based unit, or PSU, and RSU awards granted, and 2,442,445 of awards cancelled or forfeited, during the nine months ended September 30, 2023 as well as an annual increase of 2,086,165 shares authorized on January 1, 2023.

Performance-based Units

During 2020, the Company granted the initial PSUs whereby vesting depends upon the approval by the FDA of vonoprazan for H. pylori and then, or concurrent with, Erosive GERD. In 2022, the Company granted an additional 37,500 PSUs to employees. In 2023, the Company granted an additional 597,650 PSUs to employees. As of September 30, 2023, the PSU milestones had not been achieved and no related compensation cost had been recognized. The following table summarizes PSU activity under the 2019 Incentive Award Plan during the nine months ended September 30, 2023.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2022	412,300	$30.97
Granted	597,650	10.89
Vested	—	—
Forfeited	—	—
Unvested balance at September 30, 2023	1,009,950	$19.09

As of September 30, 2023, there was approximately $19.3 million of related unrecognized stock-based compensation expense, which will be recognized as the awards vest.

Restricted Stock Units

The following table summarizes RSU activity under the 2019 Incentive Award Plan during the nine months ended September 30, 2023.

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2022	877,467	$11.03
Granted	2,237,376	12.08
Vested	(428,558)	10.03
Forfeited	(2,817)	10.26
Unvested balance at September 30, 2023	2,683,468	$12.07

As of September 30, 2023, the Company had $29.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

In October 2019, the board of directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors. As of September 30, 2023, 973,298 shares of common stock remain available for issuance, which includes the 196,873 shares sold to employees during the nine months ended September 30, 2023 as well as an annual increase of 417,233 shares authorized on January 1, 2023.

The ESPP is considered a compensatory plan, and for the three and nine month period ended September 30, 2023 the Company recorded related stock-based compensation of $0.1 million and $0.4 million respectively, compared to $0 and $0.3 million respectively, for the same periods in 2022. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Nine Months Ended September 30,
	2023	2022
Assumptions:
Expected term (in years)	0.49	0.50
Expected volatility	69.73%	68.59%
Risk free interest rate	5.03%	2.04%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards for the nine months ended September 30, 2023 and 2022, were $3.64 and $3.98, respectively. As of September 30, 2023, the total unrecognized compensation expense related to the ESPP was less than $0.2 million, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

401(k) Plan

The Company established a 401(k) savings plan during the year ended December 31, 2020. The Company’s contributions to the plan are discretionary. During the three and nine months ended September 30, 2023, the Company incurred $0.3 million and $1.5 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods, compared to $0.2 million and $1.1 million, respectively, for the same periods in 2022. In August 2021, the Board of Directors approved a semi-annual discretionary match for 2021, which was settled by contributing 18,394 shares. In January 2022, the Board of Directors approved a second semi-annual discretionary match for 2021, which was settled by contributing 16,756 shares. In July 2022, the Board of Directors approved a semi-annual match for 2022, which was settled by contributing 84,784 shares. In January 2023, the Board of Directors approved a semi-annual match for 2022, which was settled by contribution 52,130 shares. In July 2023, the Board of Directors approved a semi-annual match for 2023, which was settled by contributing 83,826 shares.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	5,586,470	$23.40	7.90	$4,476
Options granted	1,169,160	8.78
Options exercised	(16,421)	7.54
Options cancelled	(2,439,628)	36.53
Balance at September 30, 2023	4,299,581	$12.04	7.80	$5,549
Options exercisable as of September 30, 2023	2,075,139	$12.72	6.69	$3,111

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2023 was $5.38 per option. As of September 30, 2023, the Company had $13.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.3 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Nine Months Ended September 30,
	2023	2022
Assumptions:
Expected term (in years)	6.03	5.88
Expected volatility	64.10%	66.01%
Risk free interest rate	3.50%	2.00%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$1,397	$1,418	$4,977	$3,876
General and administrative expense	4,743	4,398	15,464	13,600
Total	$6,140	$5,816	$20,441	$17,476

9. Subsequent Event

On November 1, 2023, the FDA approved VOQUEZNA as a treatment for adults for the healing of all grades of Erosive GERD, maintenance of healing of all grades of Erosive GERD, and relief of heartburn associated with Erosive GERD. As a result, the Company is entitled to receive a $175.0 million payment under its Revenue Interest Financing Agreement during the fourth quarter 2023. Additionally, 1,009,950 PSUs vested upon such approval, and the Company expects to recognize $19.3 million of stock-based compensation expense in the fourth quarter 2023.

On November 1, 2023, the Company satisfied the Third Performance Milestone of the Loan Agreement with Hercules Capital. As a result, the interest only period was extended from through October 1, 2025 to through October 1, 2026. Additionally, the effective date for the Performance Covenant was extended from November 15, 2023 to May 15, 2024.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our initial approved products, VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, contain vonoprazan, an oral small molecule potassium-competitive acid blocker, or PCAB. PCABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan has shown rapid, potent, and durable anti-secretory effects and has demonstrated clinical benefits over the current standard of care as a single agent in the treatment of erosive gastroesophageal reflux disease, or Erosive GERD, and in combination with antibiotics for the treatment of H. pylori infection. Takeda developed vonoprazan and has received marketing approval in numerous countries in Asia and Latin America as well as Russia. Vonoprazan generated approximately $850 million in net sales in its seventh full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda.

In 2021 we reported positive topline data from two pivotal Phase 3 clinical trials for vonoprazan: one for the treatment of H. pylori infection, or PHALCON-HP, and a second for the treatment of Erosive GERD, or PHALCON-EE. In April 2021, we reported positive topline data from PHALCON-HP, and in October 2021, we reported positive topline data from PHALCON-EE. These data are supplemented by the extensive existing clinical data generated by Takeda as part of its development program for vonoprazan in Japan and other markets. In September 2021, we submitted two new drug applications, or NDAs, for combination packs that contain vonoprazan for the treatment of H. pylori infection in adults, one in combination with amoxicillin and clarithromycin (vonoprazan triple therapy) and the other in combination with amoxicillin alone (vonoprazan dual therapy). In May 2022, the FDA approved the NDAs for vonoprazan triple therapy, under the brand name VOQUEZNA TRIPLE PAK, and vonoprazan dual therapy, under the brand name VOQUEZNA DUAL PAK. Prior to approval, in May 2021, we received qualified infectious disease product, or QIDP, designations for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, which, upon approval of these products, added five years of regulatory exclusivity to the five years of new chemical entity, or NCE, exclusivity for vonoprazan. These initial approved products benefit, and future products we develop containing vonoprazan will also benefit, from this extended NCE exclusivity for vonoprazan.

In March 2022, we submitted an NDA for vonoprazan, under the brand name VOQUEZNA, as a treatment for adults for the healing of all grades of Erosive GERD, maintenance of healing of all grades of Erosive GERD, and relief of heartburn associated with Erosive GERD. In August 2022, we announced that trace levels of a nitrosamine impurity, N-nitroso-vonoprazan, or NVP, were present in our initial commercial drug product for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. In February 2023, we received complete response letters from the FDA relating both to our Erosive GERD NDA and post approval supplements relating to our approved H. pylori NDAs, both of which formalized the FDA’s prior request that we provide additional stability data to demonstrate that levels of NVP will remain at or below 96 ng/day, the acceptable daily intake level (AI) for NVP established by the FDA, throughout the proposed shelf life of the product. No additional deficiencies were cited by the FDA in either letter. In May 2023, we resubmitted our Erosive GERD NDA to the FDA which was assigned a PDUFA target action date of November 17, 2023, and in September 2023 we submitted new prior approval supplements to our approved H. pylori NDAs, which were assigned a PDUFA target action date of October 30, 2023. On October 30 and November 1, 2023, the FDA approved, respectively, the prior approval supplements to our H. pylori NDAs and our Erosive GERD NDA. As a result, we have initiated commercial launch activities for VOQUEZNA for both the Erosive GERD and H. pylori indications, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for H. pylori, and expect product to be available in December 2023.

We are also continuing to develop vonoprazan as a treatment for symptomatic Non-Erosive GERD. In January 2023, we reported positive topline results from PHALCON-NERD-301, a Phase 3 study evaluating the safety and efficacy of vonoprazan for the daily treatment of adults with Non-Erosive GERD, and in August 2023, we announced successful completion of the 20-week extension period of PHALCON-NERD-301. Based on the results from this study, in September 2023, we submitted an NDA seeking approval of vonoprazan as a once-daily treatment for Non-Erosive GERD. We expect a 10-month regulatory review for this NDA, and if approved, anticipate a third quarter 2024 U.S. launch for vonoprazan as a once-daily treatment for Non-Erosive GERD. In addition, we are in discussions with the FDA regarding the design of a Phase 3 trial to evaluate the novel dosing regimen of vonoprazan as an as needed treatment for episodic heartburn relief in patients with Non-Erosive GERD, a dosing regimen not approved in the U.S. for PPIs and plan to initiate this Phase 3 trial in 2024. This trial would constitute our fourth Phase 3 trial for vonoprazan. In February 2022, we reported positive topline results from PHALCON-NERD-201, a Phase 2 proof-of-concept study evaluating this novel dosing regimen.

We plan to independently commercialize VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK in the United States. We plan to seek commercial partnerships for vonoprazan in Europe and Canada, expand development of vonoprazan into other indications, dosing regimens and alternative formulations and packaging, and in-license or acquire additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial product candidate, vonoprazan, meeting with regulatory authorities, conducting our clinical trials of vonoprazan, preparing applications for regulatory approval for vonoprazan and preparing for commercial launch. Our operations to date have been funded primarily through the issuance of convertible promissory notes, commercial bank debt, the proceeds from our initial public offering, our follow-on public offering, our ATM Offering and our Revenue Interest Financing Agreement. From our inception through September 30, 2023, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes, $100.0 million of debt, net proceeds from our initial public offering of $191.5 million from the sale of 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share, after deducting underwriting discounts, commissions and offering costs, net proceeds of $88.6 million from the sale of 2,250,000 shares of common stock at a public offering price of $39.48 per share after deducting underwriting discounts and commissions, and an additional $0.2 million in offering costs, net proceeds of $95.4 million from the Revenue Interest Financing Agreement, net proceeds of $38.7 million from the sale of 3,929,116 shares under the ATM Offering and net proceeds of $141.4 million from the sale of 12,793,750 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,668,750 shares, at a price of $11.75 per share, after deducting underwriting discounts and commissions. As of September 30, 2023, we had cash and cash equivalents of $213.7 million. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our Loan Agreement with Hercules are sufficient to fund operations for at least the next twelve months and receipt of $175 million in additional milestone payments under our Revenue Interest Financing Agreement together with anticipated product revenues, will be sufficient to fund our operations through the end of 2025.

We have not initiated commercial sales of any products and have incurred net losses since our inception. Our net losses for the nine month periods ended September 30, 2023 and 2022 were $122.0 million and $142.7 million, respectively. As of September 30, 2023, we had an accumulated deficit of $849.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities. We expect our expenses and operating losses will increase as we continue to advance vonoprazan through clinical trials, seek additional regulatory approvals for vonoprazan, expand our quality, regulatory, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, protect our intellectual property, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company.

We have never generated any revenue and do not expect to generate any revenues from product sales until we make product available, as planned, in December 2023. Moreover, until such time as we can generate significant revenue from sales of products containing vonoprazan, if ever, we expect to finance our cash needs through equity offerings, our Loan Agreement, our Revenue Interest Financing Agreement, additional debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, and this risk could be exacerbated by the impact of ongoing hostilities such as those in the Ukraine and the Middle East, on global economic conditions. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

General and Administrative

General and administrative expenses consist of salaries and employee-related costs, including stock-based compensation, for personnel in commercial, executive, finance, accounting, legal, human resources and other administrative functions, legal fees relating to intellectual property and corporate matters, and professional fees for accounting and consulting services. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, pre-commercial preparation activities for vonoprazan and commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

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

Results of Operations

Comparison of the nine months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$36,505	$55,495	$(18,990)
General and administrative	60,932	70,303	$(9,371)
Total operating expenses	97,437	125,798	(28,361)
Loss from operations	(97,437)	(125,798)	28,361
Other income (expense):
Interest income	4,528	845	3,683
Interest expense	(28,939)	(17,703)	(11,236)
Other expense	(174)	(20)	(154)
Total other expense	(24,585)	(16,878)	(7,707)
Net loss	$(122,022)	$(142,676)	$20,654

Research and Development Expenses. Research and development expenses were $36.5 million and $55.5 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $19.0 million consisted of a $19.6 million reduction of clinical trial costs related to the completion of the PHALCON-NERD-301 trial, $2.6 million of chemistry manufacturing and controls, or CMC, costs related to vonoprazan, and $0.5 million of other expense partially offset by an increase of $3.0 million in regulatory related expenses and $0.7 million of personnel-related and consulting expenses.

General and Administrative Expenses. General and administrative expenses were $60.9 million and $70.3 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $9.4 million was due to decreases of $15.4 million in professional services expenses for commercial, medical affairs and other services, $1.0 million of insurance expense and $0.9 million of legal expense, partially offset by a $7.9 million increase in personnel-related expense as we prepare for our anticipated commercial launch of VOQUEZNA. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $24.6 million for the nine months ended September 30, 2023 consisted of $29.1 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement, partially offset by $4.5 million of interest income related to cash held in money market funds. Other expense of $16.9 million for the nine months ended September 30, 2022 consisted of $17.7 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement, partially offset by $0.8 million of interest income related to cash held in money market funds.

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,
	2023	2022	Change

Operating expenses:
Research and development	$12,263	$19,020	$(6,757)
General and administrative	23,396	23,509	$(113)
Total operating expenses	35,659	42,529	(6,870)
Loss from operations	(35,659)	(42,529)	6,870
Other income (expense):
Interest income	2,720	726	1,994
Interest expense	(10,107)	(9,277)	(830)
Other expense	(197)	(11)	(186)
Total other expense	(7,584)	(8,562)	978
Net loss	$(43,243)	$(51,091)	$7,848

Research and Development Expenses. Research and development expenses were $12.3 million and $19.0 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $6.8 million consisted of a $8.1 million reduction of clinical trial costs related to the completion of the PHALCON-NERD-301 trial, $1.5 million of CMC costs related to vonoprazan, and $0.7 million of personnel and other expense partially offset by increases of $3.1 million of regulatory related expense, and $0.5 million of consulting expenses.

General and Administrative Expenses. General and administrative expenses were $23.4 million and $23.5 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $0.1 million was due to decreases of $1.3 million in professional services expenses for commercial, medical affairs and other services, $0.4 million of legal expenses and $0.4 million of insurance expense, partially offset by an increase of $1.9 million in personnel expense as we prepare for our anticipated commercial launch of VOQUEZNA and $0.1 million of consulting related expense. Due to the planned continued buildout of administrative and commercial functions we expect general and administrative expenses to increase in future periods.

Other Income (Expense). Other expense of $7.6 million for the three months ended September 30, 2023 consisted of $10.1 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement and $0.2 million of other expense, partially offset by $2.7 million of interest income related to cash held in money market funds. Other expense of $8.6 million for the three months ended September 30, 2022 consisted of $9.3 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement, partially offset by $0.7 million of interest income related to cash held in money market funds.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2023, we had cash and cash equivalents of $213.7 million.

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

On May 9, 2023, the Company entered into the Third Amendment to Loan and Security Agreement, or the Third Loan Amendment, with the lenders thereunder and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent and as a lender (in such capacity, the “Agent” or “Hercules”), pursuant to which, among other things, (i) the second tranche availability was extended from through May 15, 2023, to through December 15, 2023, and became available on October 1, 2023, (ii) the third tranche availability was extended from through September 30, 2023, to through December 15, 2023, and became available on October 1, 2023, (iii) the effective date of the Performance Covenants was amended to provide an option to extend the covenant trigger date to May 15, 2024, subject to the achievement of the EE Milestone prior to February 15, 2024, and (iv) the warrant agreement with Hercules was amended as described below. On November 1, 2023 the EE Milestone was achieved and the covenant trigger date was extended to May 15, 2024. In connection with the Third Loan Amendment, a tranche extension amendment fee of $150,000 and a covenant extension amendment fee of $100,000 was paid to the Agent. These fees have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200.0 million, or the Term Loan, under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100.0 million, all of which was funded on the Closing Date, or the First Advance, (ii) a second tranche consisting of up to an additional $50.0 million, available in minimum of $25.0 million per draw, which became available to us through December 15, 2023, on October 1, 2023, (iii) a third tranche consisting of an additional $25.0 million, which will became available to us through December 15, 2023,on October 1, 2023, and (iv) a fourth tranche consisting of up to an additional $25.0 million, which will be available, if specified conditions are met, through March 31, 2024, upon achievement of (a) FDA approval of our NDA for vonoprazan and amoxicillin, or its NDA for vonoprazan, amoxicillin and clarithromycin, in each case for an indication relating to the treatment of H. pylori with an approved indication on the claim that is generally consistent with that sought in our NDA submission; and (b) filing of an NDA or supplemental NDA for vonoprazan for indications relating to the healing and maintenance of healing of erosive GERD (milestones (a) and (b), or, together, the Second Performance Milestone). The fourth tranche is currently available as the Second Performance Milestone has been achieved. We intend to use the proceeds of the Term Loan advances for working capital and general corporate purposes.

The Term Loan will mature on October 1, 2026, the Maturity Date. The Term Loan bears (i) cash interest at a variable annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25%, the Interest Rate, and (ii) payment-in-kind interest at a per annum rate of interest equal to 3.35%. We may make payments of interest only through October 1, 2024, which may be extended to October 1, 2025, upon the achievement of the Second Performance Milestone on or prior to September 30, 2024 and the condition that no default or event of default exists, and which is further extendable to October 1, 2026, subject to FDA approval of our NDA (or supplemental NDA) for vonoprazan for an indication relating to the healing and maintenance of healing of erosive esophagitis with an approved indication on the label that is generally consistent with that sought in our NDA submission (or supplemental NDA submission), and subject to the achievement of the EE Milestone, on or prior to September 30, 2025 and no default or event of default exists, or the interest only period. On November 1, 2023 the Third Performance Milestone was met and the interest only period was extended to October 1, 2026. After the interest-only period, the principal balance and related interest will be required to be repaid in equal monthly installments and continuing until the Maturity Date.

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including a financial covenant requiring us to maintain certain levels of cash subject to a control agreement in favor of the Agent (minus accounts payable not paid within 120 days of invoice) (“Qualified Cash”), and commencing on November 15, 2023, if the outstanding loan amount is greater than $100.0 million, comply with either (a) at all times (i) maintain Qualified Cash in an amount greater than or equal to (x) the outstanding principal amount of the term loans, multiplied by (y)(i) at all times prior to the Second Performance Milestone and the EE Milestone (together, the Approval Milestone), 65% and (ii) at all times after the Approval Milestone, 45%, (ii) meet market capitalization of at least $900.0 million, or (b) meet trailing three-month net product revenue from the sale of vonoprazan and products containing vonoprazan equal to or greater than the least of (x) 50% of projections, (y) the outstanding loan amount divided by 2.75, and (z) $65,000,000 (both (a) and (b), collectively, the Performance Covenants). Pursuant to the Third Loan Amendment, the effective date of the Performance Covenants will be extended from November 15, 2023, to May 15, 2024, if we achieve the EE Milestone prior to February 15, 2024. On November 1, 2023 the EE Milestone was achieved and the covenant trigger date was extended to May 15, 2024.

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

Revenue Interest Financing Agreement

On May 3, 2022, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules Capital, Inc., or Hercules, together with NQ and Sagard, the “Initial Investors” pursuant to which we can receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, we received $100 million at the initial closing and can receive an additional $160 million upon FDA approval of vonoprazan for treatment of Erosive GERD on or before March 31, 2024. In addition, we had the right to obtain a written commitment from a third party for up to (i) at any time prior to December 31, 2022, $15,000,000 in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, and (ii) at any time prior to September 30, 2024, $25,000,000 in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors had a right of first offer for any Additional Investor Funding.

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

Upon the occurrence of an event of default taking place prior to April 1, 2025, between April 1, 2025 and April 1, 2028, and after April 1, 2028, we are obligated to pay 1.30 times Investment Amount, 1.65 times Investment Amount, and 2.0 times investment amount, respectively, less any amounts the Company previously paid pursuant to the agreement.

At-the-Market-Offering

On November 10, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $125.0 million through the Sales Agent, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 which was filed on November 10, 2020 and declared effective by the SEC on November 16, 2020. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. For the year ended December 31, 2022, we sold 2,414,897 shares of our common stock under the ATM Offering for net proceeds of approximately $24.6 million after deducting $0.8 million of issuance costs. For the nine months ended September 30, 2023 we sold 1,514,219 shares for net proceeds of approximately $14.1 million after deducting $0.4 million of issuance costs. As of September 30, 2023, we utilized $39.9 million of the available $125.0 million under the ATM Offering.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our Loan Agreement with Hercules are sufficient to fund operations for at least the next twelve months and receipt of $175 million in additional milestone payments under our Revenue Interest Financing Agreement together with anticipated product revenues, will be sufficient to fund our operations through the end of 2025. We expect such amounts will allow us to complete our ongoing Phase 3 clinical trial studying vonoprazan for Non-Erosive GERD (daily dosing), and launch VOQUEZNA for H. pylori and Erosive GERD. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$(93,783)	$(105,489)	$11,706
Investing activities	(1,159)	(629)	(530)
Financing activities	155,587	120,042	35,545
Net increase in cash	$60,645	$13,924	$46,721

Operating Activities

Net cash used in operating activities was approximately $93.8 million and $105.5 million for the nine months ended September 30, 2023 and 2022, respectively. The net cash used in operating activities for the nine months ended September 30, 2023 was due to approximately $79.5 million spent on ongoing research and development and general and administrative activities and a $14.3 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $3.1 million decrease in accounts payable and accrued expenses (including interest and clinical trial expenses), and a $11.2 million increase in prepaid assets and other current assets, inventory, operating right-of-use assets and lease liabilities and other long-term assets. The net cash used in operating activities for the nine months ended September 30, 2022 was due to approximately $111.1 million spent on ongoing research and development and general and administrative activities offset by a $5.6 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $3.7 million increase in accounts payable and accrued expenses (including clinical trial expenses), a $2.3 million decrease in prepaid assets and other current assets, partially offset by a $0.4 million increase in other long-term assets.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022, was primarily due to the cash we paid for acquiring property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $155.6 million due to the proceeds from the sale of common stock. Net cash provided by financing activities for the nine months ended September 30, 2022 was $120.0 million due to $95.4 million net proceeds from the revenue interest financing agreement and $24.6 million of proceeds from the sale of common stock.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the nine months ended September 30, 2023 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2022 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2022 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PHATHOM PHARMACEUTICALS, INC.

Date:	November 9, 2023	By:	/s/ Terrie Curran
Terrie Curran
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 9, 2023	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial and Business Officer
(Principal Financial and Accounting Officer)