Form 10-K
period 2023-12-31
Phathom Pharmaceuticals, Inc.
filed 2024-03-07
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $526.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $14.32 per share.

As of March 4, 2024, the registrant had 58,477,351 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PHATHOM PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2023

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

Item 1. Business

Overview

We are a biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our approved products, VOQUEZNA®, VOQUEZNA® TRIPLE PAK® and VOQUEZNA® DUAL PAK®, contain vonoprazan, an oral small molecule potassium-competitive acid blocker, or PCAB. PCABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan is the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years, and has shown rapid, potent, and durable anti-secretory effects. Vonoprazan has also demonstrated clinical benefits over the current standard of care as a single agent in the treatment of erosive gastroesophageal reflux disease, or Erosive GERD, and in combination with antibiotics for the treatment of Helicobacter pylori, or H. pylori, infection. Takeda Pharmaceutical Company Limited, or Takeda, developed vonoprazan and has received marketing approval in numerous countries in Asia and Latin America as well as Russia. Vonoprazan generated approximately $850 million in net sales in its seventh full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda.

In 2021 we reported positive topline data from two pivotal Phase 3 clinical trials for vonoprazan: one for the treatment of H. pylori infection, or PHALCON-HP, and a second for the treatment of Erosive GERD, or PHALCON-EE. These data are supplemented by the extensive existing clinical data generated by Takeda as part of its development program for vonoprazan in Japan and other markets. In September 2021, we submitted two new drug applications, or NDAs, for combination packs that contain vonoprazan for the treatment of H. pylori infection in adults, one in combination with amoxicillin and clarithromycin (vonoprazan triple therapy) and the other in combination with amoxicillin alone (vonoprazan dual therapy). In May 2022, the U.S. Food and Drug Administration, or FDA, approved the NDAs for vonoprazan triple therapy, under the brand name VOQUEZNA TRIPLE PAK, and vonoprazan dual therapy, under the brand name VOQUEZNA DUAL PAK. Based on our qualified infectious disease product, or QIDP, designations for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, we received an extension of the five years of the new chemical entity, or NCE, exclusivity based on the vonoprazan component in those NDAs. We believe the extended NCE exclusivity should apply to any other approved or future products containing vonoprazan we develop and for which we obtain FDA approval.

While the NDAs for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK were still under review by the FDA, in March 2022, we submitted an additional NDA for vonoprazan, under the brand name VOQUEZNA, as a treatment for adults for the healing of all grades of Erosive GERD, maintenance of healing of all grades of Erosive GERD, and relief of heartburn associated with Erosive GERD. In August 2022, following approval of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK but before launch, and while the NDA for VOQUEZNA for Erosive GERD was still under review, we announced that trace levels of a nitrosamine impurity, N-nitroso-vonoprazan, or NVP, were present in our initial commercial drug product for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. After identifying this impurity, and prior to launching VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, we submitted supplements to our approved NDAs with the goal of addressing this issue. However, in February 2023, we received complete response letters from the FDA relating both to our Erosive GERD NDA and to the NDA supplements for our approved H. pylori NDAs. The complete response letters formalized the FDA’s prior request that we provide additional stability data to demonstrate that levels of NVP will remain at or below 96 ng/day, the acceptable daily intake level, or AI, for NVP established by the FDA, throughout the proposed shelf life of the product. No additional deficiencies were cited by the FDA in the complete response letters. In May 2023, we resubmitted our Erosive GERD NDA to the FDA, and in June 2023 we submitted new prior approval supplements to our approved H. pylori NDAs. On October 27 and November 1, 2023, the FDA approved, the prior approval supplements to our H. pylori NDAs and our Erosive GERD NDA, respectively. As a result, we initiated commercial launch for VOQUEZNA for both the Erosive GERD and H. pylori indications, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for treatment of H. pylori infection in the fourth quarter of 2023.

VOQUEZNA Commercial Launch Initiated in November 2023

NDC 81520-200-30
Rx only
30 Tablets
VOQUEZNA
(vonoprazan) tablets
20 mg*
NDC 81520-100-30
Rx only
30 Tablets
VOQUEZNA
(vonoprazan) tablets
10 mg*

VOQUEZNA® 20 mg & 10 mg tablets

30-count bottles

We are also continuing to develop vonoprazan as a treatment for heartburn symptoms associated with Non-Erosive GERD. In January 2023, we reported positive topline results from PHALCON-NERD-301, a Phase 3 study evaluating the safety and efficacy of vonoprazan for the daily treatment of adults with Non-Erosive GERD, and in August 2023, we announced successful completion of the 20-week extension period of PHALCON-NERD-301. Based on the results of this study, in September 2023, we submitted an NDA seeking approval of vonoprazan as a once-daily treatment for heartburn symptoms associated with Non-Erosive GERD in adults. The FDA has assigned this NDA a Prescription Drug User Fee Act, or PDUFA, target action date of July 19, 2024, and, if approved, we anticipate launching VOQUEZNA for this new indication in the third quarter of 2024. In addition, in 2024 we plan to initiate a Phase 3 trial evaluating the novel dosing regimen of vonoprazan as an as-needed treatment for episodic heartburn relief in patients with Non-Erosive GERD, a dosing regimen not approved in the United States for proton pump inhibitors, or PPIs. This trial would constitute our fourth Phase 3 trial for vonoprazan. In February 2022, we reported positive topline results from PHALCON-NERD-201, a Phase 2 proof-of-concept study evaluating this novel dosing regimen.

While we initially focused on the development of vonoprazan for the treatment of GERD and H. pylori infection, we believe there are opportunities to develop vonoprazan in other indications in our licensed territories. For example, we plan to expand the clinical development of vonoprazan in the U.S. into eosinophilic esophagitis, or EoE, the most common type of eosinophilic gastrointestinal disease. EoE is an autoimmune disease with significant unmet need and can result in trouble swallowing, chest pain, vomiting and impaction of food in the esophagus, a medical emergency. There are only two FDA-approved treatments for EoE. Although not approved for this indication, PPIs are often prescribed as a first-line therapy for the treatment of EoE. Given the limited choices of therapies for EoE and vonoprazan’s demonstrated potential, we believe EoE is an important indication for future study and we expect to initiate a Phase 2 trial evaluating vonoprazan as a treatment for EoE in adult and adolescent patients later in 2024.

We are independently commercializing VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK in the United States. We plan to evaluate commercial partnerships for vonoprazan in Europe and Canada, expand development of vonoprazan into other indications, dosing regimens and alternative formulations and packaging, and in-license or acquire additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner.

GERD and H. pylori infection are two of the most common acid-related GI diseases and impact millions of people. The prevalence of GERD is estimated to be 20% of the U.S. population and 15% of the population in the five major countries in Europe (France, Germany, Italy, Spain and the United Kingdom), or collectively, the EU5. GERD is a disease that develops when the reflux of acidic stomach contents causes troublesome symptoms and/or complications. An estimated 17 million adults in the U.S. have Erosive GERD and more than twice that number, or 38 million adults, are believed to suffer from Non-Erosive GERD. H. pylori is a bacterial pathogen that infects approximately 35% of the U.S. population and 45% of the EU5 population. As a result of the chronic inflammation induced by H. pylori infection, approximately 20% of infected patients will develop a range of pathologies, including dyspepsia, peptic ulcer disease, gastric cancer, and mucosa-associated lymphoid tissue or MALT, lymphoma.

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

PPIs reduce gastric acid secretion by irreversibly binding to and inhibiting active proton pumps expressed on the parietal cells. Proton pumps of parietal cells become activated during a meal and thus, oral intake of PPIs prior to meal is required ideally to achieve maximal efficacy. PPIs also require activation by gastric acid, but they are unstable in the presence of acid and therefore enteric coating is necessary to protect them from degradation in the stomach when given orally. All these factors, combined with the short circulating half-life of PPIs, limits their efficacy. Additionally, because proton pumps continuously switch between active and inactive states, multiple doses of PPIs are required to inhibit enough proton pumps to achieve a clinical benefit. As a result, PPIs have a relatively slow onset of action and limited potency and duration of effect, which may result in patients experiencing only partial relief, increasing PPI dosage, and/or cycling through multiple PPIs seeking relief.

Vonoprazan has a differentiated mechanism of action from PPIs. Unlike PPIs, vonoprazan:

•
is stable in the presence of acid;
•
does not require activation by gastric acid;
•
is designed to selectively concentrate in the parietal cells in both the resting and stimulated states, bind to the active pumps and remain associated with the active and inactive pumps;
•
can be taken independent from meal intake;
•
binds to the pumps in a noncovalent and reversible manner; and
•
has a long plasma half-life that replenishes the drug at the site of action over the course of the day.

These factors have enabled vonoprazan to demonstrate more rapid and potent acid suppression versus the PPIs esomeprazole and lansoprazole in human subjects two to three hours after oral dosing and maintain target acid inhibition over a 24-hour period in randomized, open-label, crossover clinical trials. In contrast, PPIs require three to five days to reach steady state acid suppression and do not reliably maintain target acid inhibition over a 24-hour period. In addition, vonoprazan demonstrated approximately 10-to-100-fold better acid control compared to lansoprazole and esomeprazole.

Vonoprazan has demonstrated clinical advantages over the PPI lansoprazole in the treatment of Erosive GERD and H. pylori infection in completed Phase 3 clinical trials conducted in the United States and Europe, including:

•
more complete healing of Erosive GERD in patients with moderate to severe disease after two weeks;
•
more durable healing of Erosive GERD in patients with all grades of disease;

•
higher H. pylori eradication rates in combination with antibiotics compared to standard of care triple therapy; and
•
more flexible dosing, including dosing independent of food and time of day.

Moreover, we believe that vonoprazan’s anti-secretory mechanism has the potential to contribute to additional clinical advantages over PPIs such as rapid symptom relief through "as needed" dosing in the treatment of patients with Non-Erosive GERD.

Erosive GERD. FDA approval of VOQUEZNA for the healing and maintenance of healing of all grades of erosive esophagitis and relief of heartburn associated with erosive esophagitis in adults was based on the results from PHALCON‑EE, our Phase 3 clinical trial conducted in the United States and Europe. This trial assessed vonoprazan versus lansoprazole in the healing and maintenance of healing of adult patients with Erosive GERD. In PHALCON-EE, vonoprazan met its primary healing endpoint demonstrating non-inferiority to lansoprazole in the number of patients who showed complete healing of Erosive GERD after eight weeks of treatment. Further, in a pre-specified secondary endpoint, vonoprazan demonstrated superior healing after two weeks of treatment in patients with moderate to severe Erosive GERD compared to lansoprazole. After two weeks of treatment, 70% of patients with moderate to severe Erosive GERD were healed after treatment with vonoprazan versus 53% with lansoprazole (p=0.0008). In the maintenance phase of the trial, both doses of vonoprazan (10 mg and 20 mg) met the primary endpoint of non-inferiority compared to lansoprazole in the number of all patients who maintained healing of Erosive GERD through week 24. Further, both vonoprazan doses also met a pre-specified secondary endpoint demonstrating superiority of maintenance of healing versus lansoprazole (79% for vonoprazan 10 mg, 81% for vonoprazan 20 mg compared to 72% for lansoprazole 15 mg) (p<0.0001 for both non-inferiority comparisons; p=0.0436 for vonoprazan 10 mg superiority comparison; p=0.0272 for vonoprazan 20 mg superiority comparison). Both vonoprazan doses also met the pre-specified secondary endpoint of demonstrating superiority of the percentage of patients with moderate-to-severe disease who maintained healing of Erosive GERD through week 24 (75% vonoprazan 10 mg, 77% vonoprazan 20 mg v. 61% lansoprazole 15 mg) (p=0.0490 for vonoprazan 10 mg superiority comparison; p=0.0196 for vonoprazan 20 mg superiority comparison).

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

Symptomatic Non-Erosive gastroesophageal reflux disease (Non-Erosive GERD). In PHALCON-NERD-301, a Phase 3 study evaluating the efficacy and safety of vonoprazan for the daily treatment of adults with Non-Erosive GERD, both doses of vonoprazan (10 mg and 20 mg) met the primary endpoint evaluating the mean percentage of 24-hour heartburn-free days through week four by demonstrating statistical significance versus placebo (mean 45% vonoprazan 10 mg, 44% vonoprazan 20 mg, compared to 28% for placebo; p<0.0001 for both vonoprazan 10 mg and 20 mg versus placebo). The median percentage of 24-hour heartburn-free days was 48%, 46% and 17% for vonoprazan 10 mg, vonoprazan 20 mg, and placebo, respectively. Patients randomized to vonoprazan 10 mg and 20 mg during the initial 4-week period remained on their blinded treatment assignment for a 20-week extension period. The mean percentage of heartburn free days reported over the 20-week extension period for these patients was 63% for vonoprazan 10 mg and 61% for vonoprazan 20 mg. Additionally, patients randomized to placebo during the initial 4-week period were re-randomized to either vonoprazan 10 mg or 20 mg for the 20-week extension period. For these patients, the mean percentage of heartburn free days reported over the 20-week extension period was 62% for vonoprazan 10 mg and 63% for vonoprazan 20 mg. Based on the results of PHALCON-NERD-301, in September 2023, we submitted an NDA seeking approval of vonoprazan as a daily treatment of heartburn associated with symptomatic Non-Erosive GERD in adults for which the FDA has assigned a PDUFA target action date of July 19, 2024. If approved, we would expect to launch vonoprazan in this new indication in the third quarter of 2024.

In PHALCON-NERD-201, a Phase 2 study evaluating three doses of vonoprazan (10 mg, 20 mg, and 40 mg) as an as needed therapy for relief of episodic heartburn in subjects with Non-Erosive GERD, all three vonoprazan doses successfully met the primary endpoint evaluating the percentage of heartburn episodes completely relieved within three hours with relief sustained for over 24 hours and were statistically significant (p<0.0001) when compared to placebo. Within three hours, vonoprazan 10 mg, 20 mg, and 40 mg achieved complete and sustained relief in 56%, 61% and 70% of evaluable heartburn episodes, respectively, as compared to 27% of episodes for placebo. An evaluable heartburn episode is a heartburn episode for which the participant completes a minimum of one timed assessment after taking study medication.

Based on the positive PHALCON-NERD-201 results, we expect to commence a Phase 3 trial in 2024, our fourth Phase 3 trial for vonoprazan, evaluating VOQUEZNA as an “as needed” treatment for episodic heartburn relief in patients with symptomatic Non-Erosive GERD, a dosing regimen not approved in the United States for PPIs.

H. pylori. The FDA’s approval of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK was based on the results from PHALCON-HP, our Phase 3 clinical trial in the United States and Europe studying two vonoprazan-based treatment regimens for the eradication of H. pylori infection, both of which successfully met their primary and all secondary endpoints. The trial studied vonoprazan triple therapy and vonoprazan dual therapy compared to lansoprazole in combination with amoxicillin and clarithromycin, or lansoprazole triple therapy. The objective of the PHALCON-HP trial was to compare eradication rates in all treated subjects as well as in two pre-identified subgroups of patients: those patients with clarithromycin resistant strains of H. pylori, and those patients who did not have clarithromycin or amoxicillin resistant strains of H. pylori. For regulatory purposes, the primary endpoint of this study was a non-inferiority comparison in the non-resistant subgroup for each of vonoprazan triple therapy and vonoprazan dual therapy compared to lansoprazole triple therapy.

In PHALCON-HP, both vonoprazan-based regimens successfully met their primary endpoints. In the modified intent-to-treat, or mITT, population, H. pylori eradication rates were 84.7% for vonoprazan triple therapy and 78.5% for vonoprazan dual therapy compared to 78.8% with lansoprazole triple therapy (p<0.0001 and p=0.0073, respectively, for non-inferiority). In the pre-specified per protocol population, a subset of the mITT population comprised of patients who were protocol compliant, H. pylori eradication rates were 90.4% with vonoprazan triple therapy and 81.2% with vonoprazan dual therapy compared to 82.1% with lansoprazole triple therapy (p<0.0001 and p=0.0155, respectively, for non-inferiority).

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

Our Management

Our management team has deep expertise in developing and commercializing therapeutics, including anti-secretory agents, and direct experience developing vonoprazan at Takeda. Our Chief Executive Officer, Terrie Curran, has more than 25 years of experience in the biopharmaceutical industry. Ms. Curran served as President, Global Inflammation and Immunology (I&I) Franchise and as a member of the Executive Committee at Celgene Corporation from 2017 to 2019. Ms. Curran joined Celgene in 2013 as the U.S. Commercial Head of the I&I Franchise, where she built the capabilities and recruited the teams that executed the successful launch of OTEZLA, which was sold to Amgen in November 2019 for $13.4 billion. Molly Henderson, our Chief Financial and Business Officer, has over 20 years of extensive financial experience in the biopharmaceutical industry. Ms. Henderson previously held the role of Chief Financial Officer at various companies such as UroGen Pharma, Advaxis, Inc., and Iovance Biotherapeutics, Inc. where she oversaw all aspects of the corporate finance strategy, investor relations and capital raising. Martin Gilligan, our Chief Commercial Officer, has more than 30 years in the industry working at both large and small biopharmaceutical companies. His commercial experience includes launching specialty and primary care products, both in the U.S. and globally. Prior to joining Phathom, Mr. Gilligan worked at Celgene Corporation, and was Corporate Vice President in the I&I Franchise, responsible for marketing, market access, early product development, and business development.

Azmi Nabulsi, M.D., M.P.H., our Chief Operating Officer, was Deputy Chief Medical and Scientific Officer at Takeda. Our Chief Development Sciences Officer, Tom Harris, was Senior Vice President and Head of Global Regulatory at Takeda. Both Dr. Nabulsi and

Mr. Harris were extensively involved with the development of vonoprazan at Takeda and continue to lead our ongoing development efforts for VOQUEZNA.

Our Pipeline

The following chart summarizes our current development programs:

Our Strategy

Our mission is to improve the lives of people suffering from GI diseases. Our strategy is initially focused on commercializing and further developing vonoprazan as a first-in-class PCAB in the United States for the treatment of acid-related GI diseases. Key elements of this strategy include:

•
Successfully commercialize VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK in the U.S. We have built a first-class commercial infrastructure including a national sales force to support the commercial launch of VOQUEZNA for treatment of Erosive GERD and H. pylori infection, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for treatment of H. pylori infection, which commenced in the fourth quarter of 2023. Further, subject to FDA approval, we would expect to launch vonoprazan in the U.S. for daily treatment of heartburn associated with symptomatic Non-Erosive GERD in the third quarter of 2024. We believe we can successfully commercialize these products in the United States with a focused sales force targeting prescribers of treatments for GERD and H. pylori infection, particularly gastroenterologists and primary care physicians. Through our national sales force we plan to target approximately 52,000 prescribers who, on average, have written close to 1,200 PPI prescriptions annually. We believe we have an opportunity to achieve significant share of voice and exposure to physicians given the scarcity of actively marketed anti-secretory medicines. Given the limitations of PPIs and current unmet need, we believe the commercial opportunity for VOQUEZNA is substantial. Moreover, we believe all our U.S. approved products containing vonoprazan, including VOQUEZNA, should benefit from the 10-year period of non-patent NCE exclusivity that commenced upon approval of our initial products for H. pylori infection in May 2022.
•
Advance the clinical development of vonoprazan as an “as needed” treatment for Non-Erosive GERD. In addition to seeking approval of vonoprazan as a daily treatment for Non-Erosive GERD, we are also pursuing the development of vonoprazan as an “as needed” treatment of Non-Erosive GERD. In January 2023, we reported positive topline results for the primary endpoint of PHALCON-NERD-301, a Phase 3 study evaluating the efficacy and safety of vonoprazan for the daily treatment of heartburn associated with Non-Erosive GERD in adults, and in 2024 we plan to initiate a Phase 3 trial studying the novel dosing regimen of vonoprazan as an as needed treatment for episodic heartburn relief in adults with heartburn associated with Non-Erosive GERD, a dosing regimen not approved in the U.S. for PPIs. The pursuit of this novel dosing regimen is supported by the positive topline results we reported in February 2022 for PHALCON-NERD-201, a

Phase 2 study evaluating various doses of vonoprazan and placebo as an as needed treatment for adults with Non-Erosive GERD.
•
Evaluate commercial partnerships to maximize the vonoprazan opportunity outside of the United States. To address the opportunity for vonoprazan in Europe and Canada, we plan to evaluate one or more partners with existing commercial infrastructure and expertise in these markets. We believe this strategy could allow us to realize the value of the market opportunity in Europe and Canada while focusing our resources on the U.S. market.
•
Further expand the development of vonoprazan across indications, including EoE, and alternative formulations and packaging. We plan to pursue vonoprazan lifecycle extension strategies in areas with clear unmet need, clinical rationale, and commercial justification. For example, based on feedback from the FDA on our proposed development plan to study vonoprazan as a treatment for EoE, we plan to commence a Phase 2 trial studying vonoprazan as a treatment for EoE in adults and adolescent patients later in 2024. Potential indications for development in addition to EoE may include treatment of gastric and duodenal ulcers, and Barrett’s esophagus; and alternative formulations and packaging include orally disintegrating tablets and other oral dosage forms for patients with difficulty swallowing, and an intravenous formulation for in-hospital applications. Additionally, we believe that vonoprazan has the ideal profile for an OTC product because of the potential for as needed symptom relief and a well-tolerated safety profile.
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

GI diseases where treatment is related to acid control, such as GERD, peptic ulcer disease, Zollinger Ellison syndrome, and H. pylori infection, are significant medical problems because of their high prevalence, chronic nature and clinical sequelae. GERD results from the effects of acid on compromised mucosal defenses in the gastrointestinal tract. The reflux of gastric acid into the esophagus produces frequent and/or severe heartburn, indigestion, and reflux symptoms. Chronic GERD may damage esophageal tissue and progress to more severe diseases including Erosive GERD, Barrett’s esophagus, and esophageal cancer. GERD and related diseases are associated with impaired quality of life and substantial costs to the healthcare system given their chronic nature and sequelae. In H. pylori infection, gastric acid limits the effectiveness of antibiotics used to eradicate infection. Chronic H. pylori infection can lead to dyspepsia, peptic ulcer disease, gastric cancer, and MALT lymphoma.

Prevalence

The prevalence of GI diseases is high. Approximately 20% of the U.S. population and 15% of EU5 population report chronic heartburn or regurgitation symptoms potentially related to GERD. We estimate that there are approximately 65 million individuals in the United States and 50 million individuals in the EU5 with GERD. In the United States, GERD is the most common gastroenterology-related outpatient diagnosis. Additionally, approximately 35% of the U.S. population and 45% of the EU5 population are infected with H. pylori. We estimate that there are approximately 115 million individuals in the United States and 145 million individuals in the EU5 infected with H. pylori.

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

As a result of these PPI limitations, real world data shows that up to 50% of GERD patients treated with a prescription PPI make therapy changes during their treatment journey. Real world data has also identified that 35% of patients treated with a prescription PPI switch to a different PPI after approximately 3 months.

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

Vonoprazan

Vonoprazan, a PCAB, has a differentiated mechanism of action relative to PPIs. Vonoprazan is designed to selectively concentrate in the parietal cell in both the resting and stimulated states. In contrast to most PPIs, vonoprazan does not require gastric acid for activation, remains stable in the presence of gastric acid, binds to the active proton pumps in a noncovalent and reversible manner, can be taken independent from meals and remains associated with the active and inactive proton pumps, and remains in the secretory canaliculus where it continues to inhibit acid secretion over an extended period. Vonoprazan’s prolonged effect is also maintained through a slow dissociation rate from the proton pumps and resupply from the bloodstream due to its approximate seven-hour half-life. These characteristics generally allow vonoprazan to rapidly achieve target 24-hour acid suppression within two to three hours of a single dose, unlike PPIs that require three to five days to achieve stable acid suppression. In addition, vonoprazan is primarily metabolized by CYP3A4/5, an enzyme which has less genetic variability than CYP2C19, and may exhibit more consistent activity than PPIs across U.S. and European populations.

The mechanistic and pharmacologic differences of PPIs and vonoprazan are summarized in the table below:

PPIs	Vonoprazan
Activation and stability	Prodrugs that require acid for activation yet are unstable in acidic conditions	No activation required and stable in acidic conditions
Binding to proton pump	Irreversibly blocks active proton pumps	Reversibly blocks active proton pumps and remains associated with the active and inactive proton pumps
Half-life	< 2 hours	~7 hours
Onset of action	Steady state anti-secretory effect and complete symptom relief is not achieved for 3 to 5 days (~40% of pumps blocked after a single PPI dose)	Achieved target 24-hour acid suppression within 2 hours of a single dose in a clinical trial in healthy volunteers
Dosing restrictions	Generally administered 30 to 60 minutes before a meal	Dosing independent of meal
Inter-patient variability	Metabolism via CYP2C19	Metabolism via CYP3A4/5

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

24-hr Hold Time > pH 4.0 of Vonoprazan vs. Esomeprazole at Day 1 and Day 7

Vonoprazan for the Treatment of Acid-Related GI Diseases

Given the shortcomings of PPI therapy, we believe that there is a significant unmet medical need for a safe and effective anti-secretory agent with rapid, potent, and durable anti-secretary effects. In May 2022, we received FDA approval for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, each for the treatment of H. pylori infection in adults. In November 2023, we received FDA approval of vonoprazan, under the brand name VOQUEZNA, for the healing and maintenance of healing of all grades of erosive esophagitis and relief of heartburn associated with erosive esophagitis in adults, and in September 2023, we submitted an NDA seeking approval of vonoprazan as a once-daily treatment of heartburn associated with symptomatic Non-Erosive GERD in adults. Before we developed and obtained our initial approvals for VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK in the United States, vonoprazan was developed in markets outside of the United States by Takeda through an extensive clinical program, including 19 Phase 3 clinical trials. As of December 2023, an estimate of over 60 million patients have received vonoprazan in Japan and other countries in Asia since its launch. Vonoprazan received marketing approval in Japan in late 2014 and generated approximately $850 million in net sales in its seventh full year on the market in Japan.

Vonoprazan in GERD

Based on the significant unmet medical need, previous Phase 3 trial results from Japan and elsewhere in Asia, and commercial potential, we prioritized the development and commercialization of vonoprazan in GERD, specifically for:

•
the healing of Erosive GERD and relief of associated heartburn;
•
the maintenance of healing of Erosive GERD and relief of associated heartburn; and

•
the daily treatment of heartburn associated with symptomatic Non-Erosive GERD in adults, for which our NDA is currently under review by the FDA.

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
•
Symptomatic Non-Erosive gastroesophageal reflux disease (Non-Erosive GERD): Approximately 70% of GERD patients have Non-Erosive GERD, classified by abnormal gastric acid exposure in the esophagus and persistent symptoms.

~65M people in the US with GERD[1,2]

Erosive GERD	Non-Erosive GERD
~20M people with Erosive GERD[1,2]	~45M people with Non-Erosive GERD[1,2]
~17M adults with Erosive GERD[3]	~38M adults with Non-Erosive GERD[3]
~9M adults Dx with Erosive GERD	~19M adults Dx with Non-Erosive GERD
~7M adults Dx & Tx with Erosive GERD*	**~15M** adults Dx & Tx with Non-Erosive GERD*

Legend

Dx = Diagnosed

Tx = Treated

[1] El-Serag HB, Sweet S, Winchester CC, Dent J. Update on the epidemiology of gastro-oesophageal reflux disease: a systematic review. Gut. 2014;63(6):871-880. doi:10.1136/gutjnl-2012-304269

[2] Machicado J.D., Greer J.B., Yadav D. (2020) Epidemiology of Gastrointestinal Diseases. In: Pitchumoni C., Dharmarajan T. (eds) Geriatric Gastroenterology. Springer, Cham. https://doi.org/10.1007/978-3-319-90761-1_7-1

[3] US Census Bureau. US and World Population Clock. Accessed May 2022. https://www.census.gov/popclock.

* Company estimates based on its market research.

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

GERD Treatment Paradigm

PPIs are currently the most widely used anti-secretory agents available in the United States and Europe for relieving GERD symptoms and healing erosions in gastric mucosa. Our market research suggests that approximately 80% of patients who are pharmacologically treated receive a PPI, and approximately 85% of PPI use is prescription rather than OTC. The majority of PPI use is chronic, with more than 70% of patients prescribed PPIs for daily use. According to IQVIA Xponent prescription data, approximately 110 million PPI prescriptions are written and filled annually across all indications.

There are few treatment options for GERD patients who are inadequately managed on PPI therapy. In a real world study conducted in 2020 and 2021 evaluating the perspectives and unmet needs of over 400 physicians and patients in the U.S. in the management of acid related disorders, only half of physicians reported that their patients are getting long-lasting relief from a PPI resulting in approximately 25% of patients taking a PPI more than once a day despite patients’ concerns about long term side effects of PPI use. A limited number of patients proceed to a surgical procedure, such as Nissen fundoplication. However, this procedure results in postoperative morbidity of 5% to 20%, as well as a two-to six-week recovery period and a median hospital stay of two days.

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

Our Development Program in Symptomatic Non-Erosive Gastroesophageal Reflux Disease (Non-Erosive GERD)

We believe that there is an opportunity to broadly position vonoprazan’s use in GERD with an indication in the treatment of heartburn associated with symptomatic GERD in patients without erosions, also known as Non-Erosive GERD, in addition to our current approved indication in Erosive GERD. In fact, we are developing vonoprazan as a treatment for heartburn associated with symptomatic Non-Erosive GERD with both daily and as needed dosing regimens. Non-Erosive GERD patients do not have esophageal erosions that require chronic treatment to prevent recurrence of erosions and their potential sequelae. Moreover, we believe the rapid onset of acid control of vonoprazan may enable as-needed use for the management of heartburn in Non-Erosive GERD patients as an alternative to chronic daily treatment.

Daily Dosing of Vonoprazan for the Treatment of Heartburn Associated with Symptomatic Non-Erosive GERD (PHALCON-NERD-301)

In January 2023, we reported positive topline data from the primary endpoint in PHALCON-NERD-301, our Phase 3 study evaluating the safety and efficacy of vonoprazan 10 mg and 20 mg as a daily dosing (QD) treatment, as compared to placebo (QD), in the relief of heartburn over four weeks in adult participants with symptomatic Non-Erosive reflux disease, or Non-Erosive GERD. In this trial, patients in each vonoprazan treatment group, 10 mg and 20 mg, had a significantly higher mean percentage of 24-hour heartburn-free days (without daytime or nighttime heartburn as assessed by daily diary) compared to placebo after four weeks. This is the same endpoint used in other Phase 3 trials for PPIs that are approved in the U.S. for the treatment of Non-Erosive GERD.

PHALCON-NERD-301 also included a blinded 20-week long-term extension period to further evaluate the safety and efficacy of both doses of vonoprazan after six months of continuous use. A total of 772 patients with Non-Erosive GERD were enrolled, randomized and dosed in the multisite U.S. trial.

Design of PHALCON-NERD-301 Phase 3 Non-Erosive Daily Dosing Clinical Trial

Primary Endpoint of Phase 3 Clinical Trial in the Treatment of Non-Erosive GERD

The primary endpoint of the study, measured during the four-week, double-blind, placebo-controlled period, is the mean percentage of 24-hour heartburn free days. The topline results from the study showed both doses of vonoprazan, 20 mg and 10 mg, met the primary endpoint and demonstrated a significantly greater mean percentage of 24-hour heartburn-free days versus placebo (45% vonoprazan 10 mg, 44% vonoprazan 20 mg, 28% for placebo; p<0.0001 for both vonoprazan doses versus placebo). Additionally, the median percentage of 24-hour heartburn-free days was 48%, 46% and 17% for vonoprazan 10 mg, vonoprazan 20 mg, and placebo, respectively.

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

Results of Phase 3 Clinical Trial in the Treatment of Non-Erosive GERD

50%
40%
30%
20%
10%
0%
28%
45%
44%
p<0.0001²
p<0.0001²
Placebo
(n= 258)¹
Vonoprazan 10 mg
(n= 257)¹
Vonoprazan 20 mg
(n= 257)¹

[1] Intent-to-Treat Set: All subjects who received at least one dose of study medication, randomized treatment

[2] p-values from general linear model with treatment group as a factor and severity and frequency of heartburn at baseline as covariates

During the 20-week extension period, patients randomized to vonoprazan 10 mg and 20 mg during the initial 4-week period remained on their blinded treatment assignment. The mean percentage of heartburn free days reported over the 20-week extension period for these patients was 63% for vonoprazan 10 mg and 61% for vonoprazan 20 mg. Additionally, patients who were randomized to placebo during the initial 4-week period were re-randomized to either vonoprazan 10 mg or 20 mg for the 20-week extension period. For these patients, the mean percentage of heartburn free days reported over the 20-week extension period was 62% for vonoprazan 10 mg and 63% for vonoprazan 20 mg. The graph below shows the percentage of subjects without heartburn over the entire 24-week course of the study in the intent-to-treat subject set, which represents subjects who received at least one dose of study medication during randomized treatment.

PHALCON-NERD-301 percentage of subjects without heartburn

Over both treatment periods: Intent-To-Treat Set[1]

Placebo → Vonoprazan 10 mg QD
Vonoprazan 10 mg QD
Placebo → Vonoprazan 20 mg QD
Vonoprazan 20 mg QD
placebo-controlled 4-week period
Percentage of Subjects w/o Daytime or Nighttime Heartburn
80
70
60
50
40
30
20
10
0
1
7
14
21
28
35
42
49
56
63
70
77
84
91
98
105
112
119
126
133
140
147
154
161
168
Study Day

20-Week Extension Period (Not Placebo-Controlled): Mean % of 24-hr Heartburn Free Days[2]			
Placebo → Vonoprazan 10 mg	Placebo → Vonoprazan 20 mg	Vonoprazan 10 mg	Vonoprazan 20 mg
62%	63%	63%	61%

[1] Intent-to-Treat Set: All subjects who received at least one dose of study medication, randomized treatment

[2] The 20-week extension period was not placebo-controlled; descriptive analysis only; no statistical comparisons were conducted

Vonoprazan was generally well tolerated in the 20-week extension period. The most common adverse events reported for the two vonoprazan doses during that period were upper respiratory tract infection, sinusitis, influenza, urinary tract infection, nasopharyngitis, nausea, and gastroenteritis, each reported at or below 5%.

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

Design for PHALCON-NERD Phase 2 Non-Erosive GERD As Needed Dosing Trial

In this Phase 2 proof-of-concept trial, the primary endpoint was the percentage of heartburn episodes completely relieved within three hours and with no further heartburn reported for 24 hours after taking study drug. All three vonoprazan doses met this primary endpoint and were statistically significant (p<0.0001) when compared to placebo. Within three hours, vonoprazan 10 mg, 20 mg and 40 mg achieved complete and sustained relief in 56.0%, 60.6% and 70.0% of evaluable heartburn episodes, respectively, as compared to 27.3% of episodes for placebo.

During the PHALCON-NERD open-label daily dosing run-in phase, where all enrolled participants received vonoprazan 20 mg QD for four weeks, the mean percentage of 24-hour heartburn free days observed was 65.4% (median 76.0%).

Based on the following results of PHALCON-NERD-201, we plan to initiate a Phase 3 trial to evaluate the novel dosing regimen of vonoprazan as an as needed treatment for episodic heartburn relief in patients with Non-Erosive GERD, a dosing regimen not approved in the U.S. for PPIs, in 2024.

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
Vonoprazan 40 mg
(n=323)

*Evaluable episode (n) = heartburn episode for which subject completes a minimum of one timed assessment

Vonoprazan in Combination with Antibiotics for the Treatment of H. pylori Infection

Disease Burden and Outcomes

H. pylori is a bacterial pathogen that infects approximately 35% of the U.S. population, 45% of the EU5 population, and more than 50% of the global population. We estimate that there are approximately 115 million individuals in the United States and 145 million individuals in the EU5 infected with H. pylori, and we believe there are approximately 2.5 million patients treated for H. pylori infection in the United States each year. As a result of the chronic inflammation induced by H. pylori infection, approximately 20% of infected patients develop a range of pathologies including dyspepsia, peptic ulcer disease, gastric cancer, and MALT lymphoma. Gastric cancer is the third most common cause of cancer-related death worldwide, and over 80% of gastric cancers are attributed to H. pylori infection. Globally there are more than one million new cases of gastric cancer and approximately 782,000 deaths each year. Eradication of H. pylori infection has been proven to reduce the incidence of gastric cancer, and the American College of Gastroenterologists, or ACG, guidelines recommend treatment for all patients diagnosed with H. pylori infection.

In 2017, the World Health Organization, or WHO, listed H. pylori among the 16 antibiotic-resistant bacteria that pose the greatest threat to human health and designated H. pylori as a Class 1 carcinogen, meaning that it is a definite known cause of cancer. In 2014, the FDA added H. pylori to the agency’s list of qualifying pathogens that have the potential to pose a serious threat to public health under the GAIN Act. Despite the importance of H. pylori eradication, rates of eradication have fallen from the 1990s to the current rates where it is estimated that about 25% of patients fail first-line therapy. These declining eradication rates are due to multiple factors particularly rising rates of antibiotic resistance, complexity of existing treatment regimens which contributes to suboptimal patient adherence, and insufficient acid suppression. Acid suppression is important because it helps maintain pH levels that can enhance antibiotic effectiveness.

The need for improved treatment options in the U.S. is illustrated by a review of U.S. claims data between 2016 and 2019 for newly diagnosed H. pylori patients. The results of this study show not only declining eradication rates and the need for improved treatment, but also a need for improved testing and follow-up. This study showed not only that almost one-third of patients did not receive a treatment that aligned with then-current U.S. clinical treatment guidelines, but also that nearly 22% of patients who received a first-line treatment consistent with treatment guidelines failed to eradicate their H. pylori infection, and only 11% of those who failed to receive any subsequent H. pylori treatment.

A study evaluating global temporal trends in the efficacy of clarithromycin-based regimens for the treatment of H. pylori infection concluded that Vonoprazan-based triple therapy partially mitigated the decline in eradication rates seen with PPI-based triple therapy, likely due to more powerful acid suppression of vonoprazon (Moss et al. Therap Adv Gastroenterol. 2023; 16). The potential of vonoprazan-based treatment regimens can be seen in the results of a retrospective study that compiled real-world health insurance claims data in Japan from 2008 to 2016 for H. pylori eradication. Prior to vonoprazan’s approval in late 2014, the H. pylori eradication rate across Japan fell to below 80% as shown in the figure below. Approximately one year after vonoprazan’s launch, the eradication rate increased to greater than 85%. From January 2015 to March 2016, the eradication rate with PPI-containing regimens in Japan was between 78% and 82% while the eradication rate with vonoprazan-containing regimens was 91% across all patients in this analysis.

Results were similar in a real-world study using a different Japanese health insurance claims database. Among patients initiating vonoprazan or a PPI between January 2015 and January 2020 to treat H. pylori infection, 93% of vonoprazan-treated patients did not receive a second line of triple therapy compared to 80% of PPI-treated patients.

Following the 2015 launch of vonoprazan in Japan not only did H. pylori eradication rates increase, vonoprazan-containing regimens rapidly became the most common first line treatment. One-year post launch, approximately 80% of all treated H. pylori-infected patients received vonoprazan-based regimens. In the study of H. pylori-infected patients, vonoprazan-based regimens overtook PPI-based regimens as the most common first-line treatment between 2015 and 2019. Within this Japanese database, the number of patients using vonoprazan-based regimens increased from 6,594 to 28,956 patients, while the number of patients using a PPI-based regimen decreased from 11,238 to 2,629, shown in the figure below.

Uptake of Vonoprazan-Based vs. PPI-Based Therapy for First Line Treatment of H. pylori Infection in Japan from 2015-2019

35,000
30,000
25,000
20,000
15,000
10,000
5,000
0
Number of Patients
6,594
11,238
16,253
8,035
21,551
4,521
24,982
3,425
28,956
2,629
2015
2016
2017
2018
2019
Index Year

This same real-world study utilizing Japanese claims data also shows that improved eradication rates have the potential to result in significant reductions of H. pylori-related healthcare costs and healthcare resource utilization. The results of this study showed that vonoprazan was associated with lower healthcare costs and healthcare resource utilization than PPI-based therapy for the treatment of H. pylori infection in Japan. Specifically, during the 12 months following initiation of treatment for H. pylori infection, all-cause healthcare costs and healthcare resource utilization were significantly lower for patients treated with vonoprazan-based triple therapy compared to a PPI-based triple therapy.

Given the clinical and post-marketing experience in the Japanese market, we believe that vonoprazan-based treatment regimens have the potential not only to restore eradication rates to their 1990s rates in the United States and Europe but also to significantly reduce H. pylori-related healthcare costs and healthcare resource utilization.

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

Convenience Packs for H. pylori

In September 2021, we submitted NDAs for vonoprazan triple therapy, or VOQUEZNA TRIPLE PAK and vonoprazan dual therapy, or VOQUEZNA DUAL PAK, for the treatment of H. pylori infection in adults, each as a pre-packaged convenience, or combination pack with either clarithromycin and amoxicillin or amoxicillin alone. On May 3, 2022, the FDA approved both NDAs and in December 2023, both products became available at retail pharmacies in the United States.

NDC 81520-255-14
Rx only
VOQUEZNA TriplePak
vonoprazan tablets 20 mg
amoxicillin capsules 500 mg
clarithromycin tablets 500 mg
Co-packaged for oral use
Carton contains 56 tablets and 56 capsules
14 DAILY TREATMENT PACKS
TRIPLE THERAPY
Phathom
PHARMACEUTICALS
NDC 81520-255-01
Rx only
VOQUEZNA TriplePak
vonoprazan tablets 20 mg
amoxicillin capsules 500 mg
clarithromycin tablets 500 mg
TREATMENT PACK FOR ONE DAY OF THERAPY
2 vonoprazan tablets, 20 mg per tablet*
2 clarithromycin tablets, 500 mg per tablet
4 amoxicillin capsules, 500 mg per capsule**
*Each tablet contains 20 mg of vonoprazan (equivalent to 26.72 mg of vonoprazan fumarate).
**Each capsule contains amoxicillin trihydrate (equivalent to 500 mg amoxicillin).
KEEP OUT OF REACH OF CHILDREN.
For further information, please see complete Prescribing Information.
AM
PM

VOQUEZNA® Triple Pak®

NDC 81520-250-14
VOQUEZNA DualPak
vonoprazan tablets 20 mg
amoxicillin capsules 500 mg
Co-packaged for oral use
14 DAILY TREATMENT PACKS
DUAL THERAPY
Phathom
PHARMACEUTICALS
NDC 81520-250-01
Rx only
VOQUEZNA DualPak
vonoprazan tablets 20 mg
amoxicillin capsules 500 mg
TREATMENT PACK FOR ONE DAY OF THERAPY
2 vonoprazan tablets, 20 mg per tablet*
6 amoxicillin capsules, 500 mg per capsule**
*Each tablet contains 20 mg of vonoprazan (equivalent to 26.72 mg of vonoprazan fumarate).
**Each capsule contains amoxicillin trihydrate (equivalent to 500 mg amoxicillin).
KEEP OUT OF REACH OF CHILDREN.
For further information, please see complete Prescribing Information.
PM
MID-DAY
AM

VOQUEZNA® Dual Pak®

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

Summary of Vonoprazan Safety Data

Safety in Clinical Studies

As of December 2023, over 9,000 subjects have been exposed to vonoprazan in completed and ongoing Phase 1 to 3 clinical trials. The doses studied have ranged from 1 to 120 mg with durations up to one year.

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

In the maintenance phase of the study, the most common adverse events (≥2%) were gastritis (2.7% vonoprazan 10 mg, 6.4% vonoprazan 20 mg, 2.7% lansoprazole), diarrhea (1.0% vonoprazan 10 mg, 2.7% vonoprazan 20 mg, 4.4% lansoprazole), abdominal pain (4.1% vonoprazan 10 mg, 5.4% vonoprazan 20 mg, 2.4% lansoprazole), dyspepsia (3.7% vonoprazan 10 mg, 4.1% vonoprazan 20 mg, 2.7% lansoprazole), gastroesophageal reflux disease (2.4% vonoprazan 10 mg, 3.7% vonoprazan 20 mg, 2.0 lansoprazole), hypertension (3.0% vonoprazan 10 mg, 3.4% vonoprazan 20 mg, 2.0% lansoprazole), liver function test (1.0% vonoprazan 10 mg, 2.0% vonoprazan 20 mg, 3.0% lansoprazole), and nausea (2.0% vonoprazan 10 mg, 1.4% vonoprazan 20 mg, 1.0% lansoprazole). Rates of discontinuation due to adverse events in the maintenance phase were 0.7% for vonoprazan 10 mg, 2.7% for vonoprazan 20 mg, and 0.7% for lansoprazole.

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

In PHALCON-NERD-301, vonoprazan was generally well tolerated in the initial four-week double-blind, placebo-controlled phase of the trial. The overall adverse events for all vonoprazan arms were comparable to placebo and consistent with what was reported in previous studies. The most commonly reported adverse event was nausea (2.3% vonoprazan 10 mg, 3.1% vonoprazan 20 mg, 0.4% placebo) with no other events reported above 3.0% in either vonoprazan dose arm. There was a total of three SAEs reported in the four-week period of the study, one in the vonoprazan 10 mg arm and two in the vonoprazan 20 mg arm. The most common adverse events reported for the two vonoprazan doses during the 20-week extension period were upper respiratory tract infection, sinusitis, influenza, urinary tract infection, nasopharyngitis, nausea, and gastroenteritis, reported at or below 5%.

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

Certain earlier generation PCABs previously under development by other companies may have been discontinued in-part due to their hepatic safety profile. These hepatic safety concerns may be compound-specific and not generalizable to the PCAB class. It is notable that vonoprazan is based on a pyrrole chemical structure and is chemically distinct from previously discontinued PCABs that were based on an imidazole structure. Vonoprazan has had a similar hepatic safety profile to lansoprazole across all clinical studies conducted by Takeda, in which 1.0% of subjects treated with vonoprazan 10 mg or 20 mg and 0.8% of subjects treated with lansoprazole 15 mg or 30 mg had alanine transaminase or ALT or aspartate transaminase or AST elevations greater than three times the upper limit of normal or bilirubin elevations greater than two times the upper limit of normal. Similarly, in the healing phase of PHALCON-EE, transient elevations in ALT or AST greater than 3 times the upper limit of normal were observed in 0.4% of subjects treated with vonoprazan 20 mg and 0.2% of subjects treated with lansoprazole. In the maintenance phase, transient ALT or AST elevations greater than three times the upper limit of normal were observed in 1% of subjects treated with vonoprazan 10 mg, 0.3% of subjects treated with vonoprazan 20 mg, and 2% of subjects treated with lansoprazole.

Vonoprazan Post-Marketing Safety in Japan and Asia

The most recent post-marketing safety report from December 2023 includes a worldwide cumulative estimate of over 60 million patients who have received vonoprazan since its launch in 2015. Based on the post-marketing experience, the clinically significant adverse reactions section of the Japanese prescribing information for vonoprazan was updated to include shock, anaphylaxis, hepatic impairment, skin reactions such as toxic epidermal necrolysis, Steven-Johnson syndrome, and erythema multiforme; and events of pancytopenia, agranulocytosis, leukocytopenia, and thrombocytopenia. The incidence of these reactions was considered extremely rare (less than 1 in 100,000 patients) and a causal relationship to vonoprazan could not be ruled out. Although serious hepatic adverse events have been observed among patients exposed to vonoprazan in Japan in the post-marketing setting, these cases were typically confounded by comorbidities or other concomitant medications and believed to be idiosyncratic reactions. Post-marketing safety data, including the December 2023 post-marketing safety report, has been submitted to the Pharmaceuticals and Medical Devices Agency. Moreover, the final results from the VISION trial, a five-year randomized, open-label, multicenter study conducted by Takeda evaluating the long-term efficacy and safety of vonoprazan compared with the PPI lansoprazole in patients with EE, further demonstrate that the safety profile of vonoprazan is generally comparable to lansoprazole.

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

Vonoprazan Commercialization in Japan

Vonoprazan was approved in Japan in December 2014. In 2021, its seventh full year on the market, vonoprazan generated approximately $850 million in net sales in Japan. Based on sales during the 3-month period ending June 30, 2023, vonoprazan had achieved a 32% market share based on volume and 60% market share based on sales among prescription acid suppression therapies in Japan.

We believe that the market dynamic for anti-secretory agents in Japan is similar to that in the United States. In both countries, the anti-secretory market is largely genericized. Ahead of the vonoprazan launch in Japan, all PPIs, other than Nexium, were available as generics. As of September 2022, generic drugs in Japan represent approximately 80% of the market by volume, compared to the United States where generics are currently approximately 90% of the market by volume. Although vonoprazan and Dexilant are priced at a premium to generic PPIs in Japan and the United States, respectively, both have experienced commercial success.

Vonoprazan Commercial Opportunity and Strategy

The market for prevention and treatment of acid-related GI diseases in the United States and Europe is large. In the U.S., there were approximately 7.8 billion prescription PPI doses dispensed during the 12 months ended December 31, 2023. The PPI volume-based market is dominated by prescriptions products at 93%, with the remaining 7% comprised of over-the-counter products.

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

We believe the results of our Phase 3 clinical trials in Erosive GERD and H. pylori support the differentiation of our VOQUEZNA-based products from the PPI-based standard of care, which could provide support for broad market access and formulary positioning. For example, following approval of VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, we believe our interactions with payers highlight the commercial potential of these products. As of February 2024, approximately 60 million commercially covered lives in the United States have access to VOQUEZNA tablets, comprising an estimated 38% of total U.S. commercial lives. We believe our approved VOQUEZNA-based therapies have the potential to improve the standard of care for acid-related GI diseases by providing a safe and effective treatment option for the millions of patients not fully satisfied with their other current treatment options.

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

Sales and Marketing

We have established robust marketing, sales, and distribution capabilities to support the launch of our approved products and we are independently commercializing VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK in the United States through an experienced national sales force. We believe we can successfully commercialize our approved products in the United States with a focused sales force targeting high prescribers of PPIs, particularly gastroenterologists and primary care physicians. Our strategy is to target approximately 52,000 high volume PPI prescribers in the treatment of GERD and H. pylori infection. According to IQVIA data, of these physicians, each write on average approximately 1,200 PPI prescriptions annually. We are not aware of any anti-secretory product that has been promoted to this core group of prescribers, nor to the broader medical community, for nearly a decade. As a result, we expect our promotional efforts will hold a unique position in the market.

To address the commercial opportunity for vonoprazan in Europe and Canada, we plan to seek one or more partners with existing commercial infrastructure and expertise in these markets.

Additional Vonoprazan Development Opportunities

Eosinophilic Esophagitis and Other Indications

While we are initially focused on the development of vonoprazan for the treatment of GERD and H. pylori infection, we believe there are opportunities to expand the use of vonoprazan to other indications in our licensed territories. For example, we plan to expand clinical development of vonoprazan in the U.S. into EoE, the most common type of eosinophilic gastrointestinal disease. EoE is an autoimmune disease with significant unmet need and can result in trouble swallowing, chest pain, vomiting and impaction of food in the esophagus, a medical emergency. There are only two FDA-approved treatments for EoE. Although not approved for this indication, PPIs are often prescribed as a first-line therapy for the treatment of EoE. Vonoprazan demonstrated similar efficacy to PPIs in an investigator-sponsored EoE clinical trial in Japan. In this clinical trial, 112 patients with EoE were treated with vonoprazan, or the PPI rabeprazole or esomeprazole. Of patients treated with vonoprazan, 82% had complete relief of symptoms compared to 70% for esomeprazole and 76-78% for rabeprazole. Similarly, 35% of patients treated with vonoprazan demonstrated complete remission of EoE by histology, compared to 37% for esomeprazole and 31-38% for rabeprazole. Given the limited treatment options for EoE and vonoprazan’s demonstrated potential, we believe EoE is an important indication for future study and plan to initiate a Phase 2 trial studying vonoprazan as a treatment for EoE in adults and adolescent patients later in 2024.

In addition to EoE, Barrett’s esophagus and Zollinger Ellison syndrome are severe diseases related to acid secretion where PPIs are the current standard of care. The improved acid control of vonoprazan relative to PPIs may lead to use in these indications improved results over PPIs.

Formulations and Packaging

Orally Disintegrating Tablet

An orally disintegrating tablet, or ODT, formulation for vonoprazan is currently being commercialized by Takeda in Japan. We may conduct one or more Phase 1 trials to support potential approval of an ODT formulation. We believe that an ODT formulation represents a meaningful commercial opportunity for patients with difficulty swallowing in adults as well as will provide a more desirable dosing administration options for children. It is estimated peak U.S. sales of the lansoprazole ODT formulation were over $450 million.

Over the Counter Use

We believe that vonoprazan has the ideal profile for an OTC product, including the potential for as needed symptom relief and a well-tolerated safety profile. Sales of OTC heartburn relief products in the United States are substantial, constituting a multi-billion-dollar market.

Competition

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and strong emphasis on proprietary products. We face potential competition from many sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and government agencies and public and private research institutions. In the United States, VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK all compete, and if approved in Europe and/or Canada will compete, with existing therapies and new therapies that may become available in the future.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Outside the U.S., our competitors may obtain regulatory approval for, or initiate commercial launch of, their products more rapidly than we may obtain approval for or launch products containing vonoprazan, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, are priced at a premium over competitive generic products in the U.S., and our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products.

We expect that, for the treatment of H. pylori infection, Erosive GERD and, if approved, treatment of heartburn associated with symptomatic Non-Erosive GERD, VOQUEZNA will primarily compete with generic PPIs marketed by multiple pharmaceutical companies in both the prescription and OTC markets. In addition to generic PPI-based triple and quad therapies, we expect VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK will compete with Talicia, a co-formulated capsule comprising generic omeprazole, amoxicillin, and rifabutin for the treatment of H. pylori infection, launched in March 2020 by RedHill Biopharma Ltd.

We are aware of other PCABs in development in the United States, as well as a number of other PCABs in territories outside of the United States that if developed and approved in our territories may compete with vonoprazan. In the United States, Daewoong Pharmaceutical Co., Ltd., or Daewoong, is looking for a strategic partner to advance the development of fexuprazan. In addition, Cinclus Pharma AG, or Cinclus, received qualified QIDP designation for linaprazan glurate in combination with antibiotics for the treatment of H. pylori infection, completed a Phase 2 dose selection study for Erosive GERD in November 2022, and plans to initiate a Phase 3 study in 2024 for the treatment of Erosive GERD. Finally, Sebela Pharmaceuticals, which acquired development and commercialization rights in United States and Canada to tegoprazan from HK inno.N, a South Korean company, has initiated two Phase 3 studies in the United States, one for Non-Erosive GERD and the other for healing and maintenance of healing of Erosive GERD. The earliest estimated completion date for these studies is during 2024. Outside the United States, in 2022 Daewoong launched fexuprazan in South Korea for the treatment of Erosive GERD under the brand name Fexuclue, has submitted applications for regulatory approval in additional countries in Asia and Latin America, and has out-licensed rights to develop fexuprazan in China to Shanghai Haini, a subsidiary of China’s Yangtze River Pharmaceutical Group. Also outside the United States, revaprazan is marketed by Yuhan Corporation in South Korea, and tegoprazan is co-marketed by HK inno.N and Boryung Corp. in South Korea, is also marketed in China, Indonesia, Mexico, Mongolia, Philippines and Singapore and is currently under health authority review in Argentina and Thailand as well as in development by RaQualia Pharma, Inc. in Japan and by Dr. Reddy’s in Russia. Additionally, Jeil Pharm has initiated a Phase 3 trial in South Korea of its PCAB candidate, JP-1366, in Erosive GERD, and Cinclus’ linaprazan glurate has completed a Phase 2 clinical trial in Europe. To our knowledge, none of these compounds have demonstrated superiority to PPIs in a Phase 3 clinical trial.

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

Our patent portfolio, comprising patents and patent applications exclusively licensed to us, is built with a goal of establishing broad protection that generally includes, for the product candidate compound, claims directed to composition of matter, pharmaceutical compositions or formulations, methods of synthesis, and methods of treatment using such pharmaceutical compositions or formulations. As of December 31, 2023, our patent portfolio covering vonoprazan consists predominantly of exclusively licensed patents and patent applications from Takeda. Subject to the terms of the license agreement we entered into with Takeda on May 7, 2019, or the Takeda License, we have licensed from Takeda exclusive rights in the United States, Europe, and Canada to patents and patent applications covering the composition of matter, formulation, use and/or manufacture of vonoprazan. Our patent portfolio comprises 11 distinct patent families protecting the technology relating to the compound vonoprazan and its synthetic intermediates, methods of synthesizing vonoprazan and related compounds, various formulations of vonoprazan products, as well as methods of treating diseases with vonoprazan and related compounds. As of December 31, 2023, our portfolio consists of approximately 25 issued U.S. patents, 4 pending U.S. applications, 15 issued European patents subsequently validated in individual European countries, 3 pending European applications, 6 issued Canadian patents, and 2 pending Canadian applications. The issued patents and pending applications have nominal expiration dates ranging from 2024 to 2038 without accounting for any available patent term adjustments or extensions. The issued U.S. patent covering the composition of matter of vonoprazan is expected to expire in August 2028, not including patent term extension. The issued U.S. patent covering the formulation of vonoprazan is expected to expire in August 2030, not including patent term extension.

The term of individual patents in our portfolio depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent may be eligible for patent term adjustment, which permits patent term restoration as compensation for delays incurred at the United States Patent and Trademark Office, or USPTO, during the patent prosecution process. In addition, for patents that cover an FDA-approved drug, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. While the length of the patent term extension is related to the length of time the drug is under regulatory review, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent per approved drug may be extended under the Hatch-Waxman Act. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek any available patent term extension to any issued patents we may be granted in any jurisdiction where such extensions are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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

License Agreement with Takeda Pharmaceutical Company Limited

On May 7, 2019, we and Takeda entered into an exclusive license, or the Takeda License, pursuant to which, Takeda granted us an exclusive, sublicensable (with Takeda’s reasonable consent) license under certain patents and know how relating to vonoprazan and owned or controlled by Takeda during the term of the Takeda License to commercialize vonoprazan products using specified formulations for all human therapeutic uses in the United States, Europe and Canada, and a non-exclusive license under such patents and know how to develop and manufacture such vonoprazan products anywhere in the world (subject to Takeda’s consent as to each country) for the purposes of commercializing the vonoprazan products in the United States, Europe and Canada. We granted Takeda a non-exclusive, royalty-free, sublicensable license under our rights in any patents and know-how that are necessary or useful to enable Takeda to develop and manufacture vonoprazan products anywhere in the world for the purposes of commercialization outside United States, Europe and Canada. We also granted Takeda an exclusive, royalty-free license under our rights in certain patents and know-how owned or controlled by us and necessary for the exploitation of vonoprazan products, in each case for Takeda to commercialize any vonoprazan product outside of the United States, Canada, and Europe and for purposes other than human therapeutic use.

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

We paid Takeda upfront consideration consisting of a cash payment of $25 million, 1,084,000 shares of common stock and a warrant to purchase 7,588,000 shares of common stock, or the Takeda Warrant. We agreed to make milestone payments to Takeda upon achieving certain tiered aggregate annual net sales of licensed products in the United States, Europe and Canada up a total maximum milestone amount of $250 million. We also agreed to make tiered royalty payments in the low double digits to the mid-teens on net sales of licensed products, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 15 years following first commercial sale in such country.

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

With respect to any future product candidates, we expect to continue to rely on third-party contract manufacturers to manufacture clinical supplies and commercial quantities of any approved products. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our relationships with Sandoz, Catalent and Evonik.

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

Pursuant to the Tablet Supply Agreement, as amended, Catalent has agreed to supply us with, and we have agreed to purchase from Catalent, finished vonoprazan tablets at an agreed upon price per unit. The price per unit may be adjusted annually based on increases in costs incurred by Catalent. The Tablet Supply Agreement requires us to purchase a specified percentage of its requirements of finished vonoprazan tablets from Catalent, which percentage is subject to adjustment following January 1, 2027.

Unless terminated earlier, the term of the Tablet Supply Agreement extends for a period of five years from the Commencement Date. The Tablet Supply Agreement will extend automatically for additional two year periods unless terminated by either party upon at least 24 months prior written notice. The Tablet Supply Agreement may also be terminated at any time upon written notice by either party if the other party has failed to remedy a material breach of the terms of the Tablet Supply Agreement within a specified period following receipt of written notice of such breach.

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

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for certain studies. Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA. The sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical trials or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing to support the application. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug, which could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required.

Furthermore, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, fails to keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The FDA has a Fast Track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, product candidates are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation or Breakthrough Therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review. A product candidate is eligible for priority review if it is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, depending on the design of the applicable clinical trials, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will generally require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require such confirmatory trials to be well underway prior to granting accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner, or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Non-Patent Data and Market Exclusivity

Data and market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of non-patent market exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of market exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

Additionally, under the GAIN Act, the FDA may designate a product as a QIDP. In order to receive this designation, a drug must qualify as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms established and maintained by the FDA under the law. The FDA interprets QIDP designation to apply to a specific drug product, including a specific dosage form of the product. A sponsor must request such designation before submitting a marketing application, and the FDA will respond to a request for QIDP designation within 60 days of the date the FDA receives the request. The GAIN Act permits the FDA to revoke a QIDP designation if the request for such designation contained an untrue statement of material fact.

The benefits of QIDP designation include potential eligibility for priority review and Fast Track designation, and an extension by an additional five years of any non-patent exclusivity period awarded, such as a five-year NCE exclusivity period awarded for a new chemical entity. This extension is in addition to any pediatric exclusivity extension that may be awarded, and the extension will be awarded only to a drug first approved on or after the date of enactment. The GAIN Act provisions prohibit the grant of an exclusivity extension where the application is a supplement to an application for which an extension is in effect or has expired, is a subsequent application for a specified change to an approved product, or is an application for a product that does not meet a definition of QIDP based on the uses for which it is ultimately approved.

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

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payers, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK and any future product candidates can be subject to challenge, reduction or denial by third-party payers.

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

Medicaid is a joint federal and state program administered by the states for low‑income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Under the Medicaid Drug Rebate Program, or MDRP, as a condition of having federal funds being made available to the states for covered outpatient drugs under Medicaid, and, if applicable, Medicare Part B, pharmaceutical manufacturers must enter into an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of covered outpatient drug dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid drug rebates are based on pricing data that pharmaceutical manufacturers report on a monthly and quarterly basis to CMS, which is the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price, or AMP, for each drug and, in the case of innovator products, the Best Price, or BP, which represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. If a manufacturer becomes aware that its MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, the manufacturer must resubmit the corrected data for up to three years after those data originally were due. If a manufacturer fails to provide information timely or is found to have knowingly submitted false information to the government, the manufacturer may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program, or the 340B program, in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. The 340B program is administered by the Health Resources and Services Administration, or HRSA, and requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Manufacturers must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B‑eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

In order to be eligible to have drug products paid for with federal funds under Medicaid and, if applicable, Medicare Part B, and purchased by certain federal agencies and grantees, a manufacturer must also participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under the VA/FSS program, a manufacturer must report the Non-Federal Average Manufacturer Price, or Non-FAMP, for its covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These federal agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). The manufacturer must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program.

We are enrolled or participate in the MDRP, the 340B program, the VA/FSS program, and the TRICARE retail pharmacy program, and have price reporting and payment obligations under these and other programs. Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. We cannot ensure that any submissions we are required to make under these programs will not be found to be incomplete or incorrect.

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

Among policy makers and payers in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, or the Affordable Care Act, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The Affordable Care Act increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the MDRP are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes

Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and political challenges to certain aspects of the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act without specifically ruling on the constitutionality of the Affordable Care Act. Thus, the Affordable Care Act will remain in effect in its current form.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2032, unless additional Congressional action is taken. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, beginning January 1, 2024. Previously, the rebate was capped at 100% of a drug’s AMP.

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

Most significantly, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the Affordable Care Act in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined, but is likely to be significant. Individual states in the U.S. have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payers and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Regulation and Procedures Governing Marketing Authorization of Medicinal Products in the EU

Non-Clinical Studies and Clinical Trials

Similarly, to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines on good clinical practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB, respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation.

The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice, or GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorizations

In the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, or MA. To obtain regulatory approval of a product candidate in the EU, we must submit a MA Application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product.

There are two types of MAs:

•
"Centralized MAs" are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, such as gene therapy, somatic cell-therapy or tissue-engineered medicines and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for any products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or for which the granting of a MA would be in the interest of public health in the EU.
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

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops. In exceptional cases, the CHMP might perform an accelerated review of a MA in no more than 150 days (not including clock stops).

Data and marketing exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving MA, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical (or biological) entity, and products may not qualify for data exclusivity.

Pediatric investigation plan

In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two-year extension of the orphan market exclusivity is granted.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, or QPPV, who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan, or RMP, describing the risk management system that we will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

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

Coverage and Reimbursement

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

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. After Brexit, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. A new international recognition framework has been in place from January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new GB MA.

Data Privacy and Security Laws

As a pharmaceutical company, we are subject to federal, state and foreign data privacy, cybersecurity and data breach notification laws governing the collection, use, disclosure and protection of health-related and other personal information. For example, in the U.S., HIPAA imposes privacy, security and breach reporting obligations upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information, or PHI, in connection with providing certain services for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of protected health information to the HHS to affected individuals and if the breach is large enough, to the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured personal health information, a complaint about privacy practices or an audit by the HHS may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s cybersecurity measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. In addition, certain other federal, state laws, such as the California Consumer Privacy Act, or CCPA, similar state laws in other U.S. states including Colorado, Connecticut, Virginia and Utah, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. We are also subject to EU/UK General Data Protection Regulation, or GDPR, which imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data”, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Failure to comply with applicable data privacy and security laws can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital

As of February 29, 2024, we had 452 full-time employees, many of whom hold a Ph.D., M.D. or other advanced degree in their field. None of our employees are represented by labor unions or covered by collective bargaining agreements. We continued to add employees in fiscal year 2023 with a focus on building our in-house sales management and field sales teams. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and developing our existing and new employees, advisors and consultants. We maintain equity and cash incentive plans for, and offer a comprehensive benefit package to, every employee to attract, retain and reward personnel. The purpose of our cash and equity compensation plans is to increase stockholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our objectives.

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
●
We may never become profitable or, if we achieve profitability, we may not be able to sustain it;
●
We may require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization activities, product development programs, or other operations;
●
Our Revenue Interest Financing Agreement could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations;
●
We currently depend entirely on the success of VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQEUZNA DUAL PAK, which were launched in the fourth quarter of 2023. If we are unable to successfully commercialize these products, or are unable to obtain regulatory approval for vonoprazan to treat heartburn associated with symptomatic Non-Erosive GERD, our business will be materially harmed;
●
Vonoprazan may not have favorable results in our future clinical trials, or receive additional regulatory approvals on a timely basis, if at all;
●
VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, and any future product candidates are subject to extensive regulation and compliance obligations, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize additional product candidates;
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
●
We currently have limited experience as a company in commercializing products. We may lack the necessary expertise, personnel and resources to successfully commercialize any of our product candidates that have received or may receive regulatory approval, including VOQUEZNA;

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
●
If the scope of any patent protection or non-patent regulatory exclusivity we obtain is not sufficiently broad, or if we lose or fail to obtain any of our patent protection or non-patent regulatory exclusivity, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected;
●
The successful commercialization of VOQUEZNA, VOQUEZNA TRIPLE PAK and Voquezna Dual Pak will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products successfully and decrease our ability to generate revenue;
●
If we fail to comply with reporting and payment obligations for VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects;
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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history as a commercial company, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

We received our first regulatory approvals in 2022, and prior to our commercialization of VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK in the fourth quarter of 2023, we had not manufactured products on a commercial scale, or arranged for a third party to do so on our behalf or conducted sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer history of successfully developing and commercializing products. We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. We have transitioned from a company with solely a clinical development focus to a company also undertaking commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant operating losses. Our net loss was $201.6 million and $197.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $928.7 million. We expect to continue to incur expenses and operating losses for the foreseeable future. It could be several years, if ever, before VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK or other product candidates, if approved, generate significant revenues to offset these expenses and operating losses. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we:

•
initiate, continue, or complete planned or ongoing clinical trials of vonoprazan, including related support activities;
•
make required milestone and royalty payments under license agreements by which we acquired rights to vonoprazan;
•
make required royalty payments under the Revenue Interest Financing Agreement, or RIFA, entered into in May 2022, as amended;
•
make required payments under the Loan and Security Agreement with Hercules Capital, Inc., entered into in September 2021, as amended;
•
initiate clinical trials for VOQUEZNA, vonoprazan or any future product candidates;
•
build a portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies;
•
pursue regulatory approvals for new indications for vonoprazan and future product candidates that successfully complete clinical trials; and
•
incur additional legal, accounting and other expenses in connection with operating as a public company.

To become and remain profitable, we must successfully commercialize one or more product candidates with significant market potential. This will require us to be successful in manufacturing, marketing and selling our currently approved products, particularly VOQUEZNA, and any future product candidates for which we may obtain marketing approval and satisfying any post-marketing requirements. We are only in the early stages of many of these activities and, in some cases, have not yet commenced certain of these activities.

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

The development and commercialization of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to achieve product sales for VOQUEZNA and our other approved products and progress our Non-Erosive GERD development program. In addition, we are required to make milestone and royalty payments to Takeda, from whom we have in-licensed the rights to develop and commercialize vonoprazan in the United States, Europe, and Canada pursuant to the Takeda License. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or royalty payments. If we obtain additional regulatory approvals for vonoprazan or regulatory approval for any future product candidate, we also expect to incur significant additional commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of vonoprazan for additional populations, such as patients with Non-Erosive GERD or EoE, or other product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash and cash equivalents together with the drawdown of the remaining $160 million under our loan and security agreement, or the Loan Agreement, with Hercules Capital, or Hercules, are sufficient to fund operations for at least the next 12 months and, along with anticipated product revenues, will be sufficient to fund our operations through the end of 2026. In particular, we expect that these funds will allow us to finance the ongoing launch of VOQUEZNA, including for the treatment of heartburn associated with symptomatic Non-Erosive GERD, if approved, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, and complete the clinical development of vonoprazan as an as needed treatment for Non-Erosive GERD. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop vonoprazan or any future product candidates.

Our future capital requirements will depend on many factors, including:

•
the costs of sales and marketing activities in support of the commercial launch of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK, or any future product candidate;
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
•
the costs, timing and outcome of regulatory review of our NDA for vonoprazan for the treatment of heartburn associated with symptomatic Non-Erosive GERD, and the costs, timing and outcome of regulatory review of any future product candidates;
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

Conducting clinical trials and preclinical studies is a time consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval of future product candidates. In addition, VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, or any future product candidate, may not achieve commercial success. Our commercial revenues will, for the foreseeable future, be derived exclusively from sales of products containing vonoprazan in the United States.

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

Risks Related to Commercialization of VOQUEZNA, VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK and Any Future Product Candidates

We may lack the necessary expertise, personnel and resources to successfully commercialize VOQUEZNA, VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK, and any future product candidates that may receive regulatory approval, on our own or together with collaborators.

Until 2023, our operations were primarily limited to organizing and staffing our company, business planning, raising capital, acquiring the rights to, and undertaking clinical trials of, vonoprazan. Although we started developing marketing and distribution capabilities in 2021 in advance of the planned commercialization of VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, due to approval and launch delays, we did not hire our field force until late 2023. The success of the commercialization of our approved products in the United States and any of our future product candidates that may be approved by the FDA will depend on such marketing, sales and distribution capabilities. Factors that may affect our ability to commercialize our approved products and future product candidates successfully on our own include obtaining access to or persuading adequate numbers of physicians to prescribe our products. Building and maintaining a sales and marketing organization has required, and will continue to require, significant investment, and is time-consuming. Our sales and marketing organization may prove not to be effective. If we are unable to maintain effective sales and marketing capabilities for our approved products including VOQUEZNA, or to find suitable partners for such commercialization, we may have difficulties generating revenue from them.

Following receipt of regulatory approval, we are subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

With respect to VOQUEZNA, VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK, and any future product candidates, the FDA, EMA or other comparable regulatory authority may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA and comparable regulatory authorities may also require a REMS or similar risk management measures as a condition of approval of any future product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, for our approved products or future products that obtain approval, particularly following commercial launch of any such products, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and similar requirements and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•
restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
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

The occurrence of any event or penalty described above may inhibit our ability to commercialize our current products and any future product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any future product candidates or additional indications for our current products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, may be subject to enforcement action, and we may not achieve or sustain profitability.

Additionally, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

The commercial success of our current products or any future product candidates will depend upon the degree of market acceptance of such product candidates by physicians, patients, healthcare payers and others in the medical community.

VOQUEZNA, VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK, and any future product candidates, if approved, may not be commercially successful. The commercial success of our current products or any future product candidates will depend significantly on the broad adoption and use of such product by physicians and patients for approved indications. The degree of market acceptance of our current products or any future products, if approved, will depend on a number of factors, including:

•
demonstration of clinical efficacy and safety compared to other more-established products;
•
the indications for which our current or any future product candidates are approved;
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

If our current products or any future product candidates, if approved, does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payers or patients, we may not generate sufficient revenue from that product and may not become or remain profitable. Our efforts to educate the medical community and third-party payers regarding the benefits of our products may require significant resources and may never be successful.

Takeda has the right to develop and commercialize vonoprazan outside of the United States, Europe, and Canada and has received marketing approval for vonoprazan in numerous countries in Asia and Latin America as well as in Russia. We have little or no control over Takeda’s commercialization activities with respect to vonoprazan outside of our licensed territories even though those activities could impact our ability to successfully commercialize vonoprazan. For example, Takeda can make statements or use promotional materials with respect to vonoprazan outside of our licensed territories that are inconsistent with our positioning of the product in the United States, Europe, and Canada, and could sell vonoprazan in foreign countries at prices that are dramatically lower than the prices we would charge in our licensed territories. These activities and decisions, while occurring outside of our licensed territories, could harm our commercialization strategy. In addition, product recalls or safety issues with vonoprazan outside our licensed territories could result in serious damage to the brand and impair our ability to successfully market our products containing vonoprazan in our licensed territories.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products such as our currently approved products, and any additional product candidates containing vonoprazan and any future product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, the FDA has approved VOQUEZNA for the treatment for healing and maintenance of healing of all grades of erosive esophagitis and relief of heartburn associated with erosive esophagitis in adults and, in combination with either amoxicillin, or amoxicillin and clarithromycin, treatment of H. pylori infection in adults, and we are not currently permitted to promote this product for any other uses unless and until such uses are approved by the FDA. For any product for which we have obtained a marketing approval, however, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our current products or any product candidates, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

The successful commercialization of our current products or any future product candidate, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other third-party payers are essential for most patients to be able to afford prescription medications such as VOQUEZNA, VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK or any future product candidates that may be approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payers will have an effect on our ability to successfully commercialize those products. Even if we obtain coverage for a given product by a third-party payer, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union, or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

If we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in various governmental programs, such as the Medicaid Drug Rebate Program, that impose extensive drug price reporting and payment obligations on pharmaceutical manufacturers.

Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Under the Medicaid Drug Rebate Program, or MDRP, as a condition of having federal funds being made available to the states for covered outpatient drugs under Medicaid and, if applicable, Medicare Part B, pharmaceutical manufacturers must enter into an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of covered outpatient drug dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid drug rebates are based on pricing data that pharmaceutical manufacturers report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services, or CMS, which is the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price, or AMP, for each drug and, in the case of innovator products, the Best Price, or BP, which represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. If a manufacturer becomes aware that its MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, the manufacturer must resubmit the corrected data for up to three years after those data originally were due. If a manufacturer fails to provide information timely or is found to have knowingly submitted false information to the government, the manufacturer may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program, or the 340B program, in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. The 340B program is administered by the Health Resources and Services Administration, or HRSA, and requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered drugs used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Manufacturers must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B‑eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

In order to be eligible to have drug products paid for with federal funds under Medicaid and, if applicable, Medicare Part B, and purchased by certain federal agencies and grantees, a manufacturer must also participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under the VA/FSS program, a manufacturer must report the Non-Federal Average Manufacturer Price, or Non-FAMP, for its covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These federal agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). The manufacturer must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.

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

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by pharmaceutical manufacturers, governmental or regulatory agencies, and the courts, which can change and evolve over time. Such pricing calculations and reporting, along with any necessary restatements and recalculations, could increase costs for complying with the laws and regulations governing the MDRP and other governmental programs, and under the MDRP could result in an overage or underage in Medicaid rebate liability for past quarters. Price recalculations under the MDRP also may affect the ceiling price at which manufacturers are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid for our covered outpatient drugs. We cannot assure you that our submissions will not be found to be incomplete or incorrect.

We face significant competition, and if our competitors develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize products may be adversely affected.

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with VOQUEZNA. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of GI diseases for which we may attempt to develop vonoprazan or any future product candidates. Our competitors include larger and better funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. Moreover, we may also compete with universities and other research institutions who may be active in the indications we are targeting and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling patients for clinical trials and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We expect that, for the treatment of H. pylori infection, healing and maintenance of all grades of erosive esophagitis and relief of heartburn associated with erosive esophagitis and, if approved, treatment of heartburn associated with symptomatic Non-Erosive GERD, VOQUEZNA will primarily compete with generic PPIs marketed by multiple pharmaceutical companies in both the prescription and OTC markets. In addition to generic PPI-based triple and quad therapies, we expect VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK will compete with Talicia, a co-formulated capsule comprising generic omeprazole, amoxicillin, and rifabutin for the treatment of H. pylori infection, launched in March 2020 by RedHill Biopharma Ltd.

We are aware of other PCABs in development in the United States, as well as a number of other PCABs in territories outside of the United States that if developed and approved in our territories may compete with vonoprazan. In the United States, Daewoong Pharmaceutical Co., Ltd., or Daewoong is looking for a strategic partner to advance the development of fexuprazan. In addition, Cinclus Pharma AG, or Cinclus, received QIDP designation for linaprazan glurate in combination with antibiotics for the treatment of

H. pylori infection, completed a Phase 2 dose selection study for Erosive GERD in November 2022, and plans to initiate a Phase 3 study in 2024 for the treatment of Erosive GERD. Finally, Sebela Pharmaceuticals, which acquired development and commercialization rights in United States and Canada to tegoprazan from HK inno.N, a South Korean company, has initiated two Phase 3 studies in the United States, one for Non-Erosive GERD and the other for healing and maintenance of healing of Erosive GERD. The earliest estimated completion date for these studies is during 2024. Outside the United States, in 2022 Daewoong launched fexuprazan in South Korea for the treatment of Erosive GERD under the brand name Fexuclue, has submitted applications for regulatory approval in additional countries in Asia and Latin America, and has out-licensed rights to develop fexuprazan in China to Shanghai Haini, a subsidiary of China’s Yangtze River Pharmaceutical Group. Also outside the United States, revaprazan is marketed by Yuhan Corporation in South Korea, and tegoprazan is co-marketed by HK inno.N and Boryung Corp. in South Korea, is also marketed in China, Indonesia, Mexico, Mongolia, Philippines and Singapore and is currently under health authority review in Argentina and Thailand as well as in development by RaQualia Pharma, Inc. in Japan and by Dr. Reddy’s in Russia. Additionally, Jeil Pharm has initiated a Phase 3 trial in South Korea of its PCAB candidate, JP-1366, in Erosive GERD, and Cinclus’ linaprazan glurate has completed a Phase 2 clinical trial in Europe. To our knowledge, none of these compounds have demonstrated superiority to PPIs in a Phase 3 clinical trial.

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

In July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the Generating Antibiotic Incentives Now Act, or GAIN Act. The GAIN Act is intended to provide incentives for the development of new, qualified infectious disease products. In December 2016, the 21st Century Cures Act was passed, providing additional support for the development of new infectious disease products. These incentives may result in more competition in the market for new antibiotics and may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of product candidates that could be competitive with vonoprazan or any future product candidates.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. We will face competition for our current products and any future product candidates based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our current products or any future product candidates. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

If the market opportunities for VOQUEZNA, VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK, or any future product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

The precise incidence and prevalence for all the conditions we aim to address with our current products or any future product candidates are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment of our current products or any future product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these diseases. The total addressable market across indications for our current products and any future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of product and any future product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of our current products and any future product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

We have only recently built out our marketing, sales and distribution infrastructure. If our efforts in developing and maintaining sales, marketing and distribution capabilities are unsuccessful, or if we fail to achieve adequate pricing or reimbursement, we will not be successful in commercializing our current products or any future product candidates.

We have only recently expanded our marketing, sales and distribution capabilities in advance of the launch of VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. This expansion greatly increased our expenses and was very time consuming for management. We currently market, sell and distribute VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK through our own sales and marketing organization. Our current sales force may not be sufficient in size and may not have adequate expertise in the medical markets we intend to target. Any deficiency in our sales, marketing and distribution capabilities or delay in the future development of such capabilities would adversely impact the commercialization of our products. To the extent that in the future we enter into any collaboration agreements with respect to marketing, sales or distribution for our current products and any future product candidates our product revenue may be lower than if we directly marketed or sold any approved products. We plan on entering into collaboration agreements with respect to marketing, sales and distribution of our products in Europe and Canada. Any revenue we receive in these markets will depend in whole or in part upon the efforts of these third-party collaborators, which may not be successful and are generally not within our control.

If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

Our future growth may depend, in part, on our ability to operate in foreign markets, particularly Europe and Canada, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our current products and any future product candidates in foreign markets, particularly Europe and Canada. We are not permitted to market or promote vonoprazan and any future product candidates before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for vonoprazan or any future product candidates. To obtain separate regulatory approval in any other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of vonoprazan and any future product candidates. If we obtain regulatory approval of our current products and any future product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

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

Risks Related to the Development and Regulatory Approval of Product Candidates

We depend entirely on the success of VOQUEZNA and other products containing vonoprazan. If we do not obtain regulatory approval for vonoprazan for the treatment of heartburn symptoms associated with Non-Erosive GERD, or if we do not successfully commercialize VOQUEZNA for Erosive GERD or, if approved, Non-Erosive GERD, or we experience significant delays in doing so, we may never become profitable.

We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the commercialization of vonoprazan and the development and regulatory approval of vonoprazan for additional indications; specifically, the ongoing review of the NDA for vonoprazan as a once-daily treatment of heartburn associated with symptomatic Non-Erosive GERD and the planned Phase 3 trial studying for vonoprazan as an as needed treatment for heartburn symptoms associated with Non-Erosive GERD. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of vonoprazan for this additional indication and dosing regimen. We cannot be certain that we will be able to submit or obtain approval for any additional NDA or NDA supplement, or sNDA, for vonoprazan within the timeframes we expect, that any NDAs or sNDAs we submit will be accepted by the FDA for filing in a timely manner or at all, or that any of our product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval.

The testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for additional indications for vonoprazan or future product candidates in the United States will prevent us from commercializing and marketing vonoprazan for these indications or our product candidates. The success of vonoprazan for future indications and our product candidates will depend on several additional factors, including:

•
completing clinical trials that demonstrate their efficacy and safety;
•
receiving marketing approvals from applicable regulatory authorities;
•
completing any post-marketing studies required by applicable regulatory authorities;
•
maintaining adequate commercial manufacturing capabilities;
•
maintaining successful commercial sales, marketing and distribution operations;
•
the prevalence and severity of adverse events experienced with vonoprazan and our future product candidates;
•
acceptance of VOQUEZNA and our future product candidates by patients, the medical community and third-party payers;
•
a continued acceptable safety profile following approval;
•
obtaining and maintaining healthcare coverage and adequate reimbursement for VOQUEZNA and our future product candidates;
•
competing effectively with other therapies, including with respect to the sales and marketing of our product candidates, if approved; and
•
qualifying for, maintaining, enforcing and defending our intellectual property rights and claims.

Many of these factors are beyond our control, including the time needed to adequately complete clinical testing, the regulatory submission process, potential threats to our intellectual property rights and changes in the competitive landscape. It is possible that no new indications for vonoprazan and no future product candidates will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully complete clinical trials, obtain regulatory approval or, if approved, commercialize additional vonoprazan indications or any other product candidates, which would materially harm our business, financial condition and results of operations.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). A decision by the UK not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

Use of products or product candidates containing vonoprazan or any future product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with VOQUEZNA’s or vonoprazan’s or any future product candidates’ use. Results of our ongoing or future clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by vonoprazan and any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

It is possible that as we continue to test vonoprazan and any future product candidates in our clinical trials, or as the use of VOQUEZNA and any future product candidates becomes more widespread following any regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. If any such side effects become known later in development or upon approval, such findings may harm our business, financial condition and prospects significantly. Further, if a serious safety issue is identified in connection with use of vonoprazan commercially or in third-party clinical trials in Asia or elsewhere, such issues may adversely affect the development potential of vonoprazan or result in regulatory authorities restricting our ability to develop vonoprazan for additional indications.

If any of our products that receives marketing approval, including VOQUEZNA, is discovered to cause undesirable side effects, a number of potentially significant negative consequences could result, including:

•
withdrawal, suspension or limitation by regulatory authorities of approvals of such product;
•
seizure of the product by regulatory authorities;
•
recall of the product or changes to the manner in which it is administered;
•
restrictions on the marketing of the product or the manufacturing process for any component thereof;
•
requirement by regulatory authorities of additional warnings on the label, such as a “black box” warning or contraindications;
•
requirement that we implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;
•
commitment to expensive additional safety studies prior to approval or post-marketing studies required by regulatory authorities of such product;
•
the product may become less competitive;
•
initiation of regulatory investigations and government enforcement actions;
•
initiation of legal action against us to hold us liable for harm caused to patients; and
•
harm to our reputation and resulting harm to physician or patient acceptance of our products.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, financial condition, and results of operations.

Our current products and any future product candidates are subject to extensive regulation and compliance obligations that are costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize vonoprazan for additional indications or any future product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our current approved products, including VOQUEZNA, and any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in other foreign markets. In the United States, we are not permitted to market vonoprazan for additional indications or any future product candidates until we receive the necessary regulatory approval from the FDA and in the EU, we are not permitted to market any of our approved products or any future product candidates until we receive a marketing authorization from the European Commission or competent authorities of the EU member states. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels and the ability to hire and retain key personnel. In addition, approval policies or regulations may change, and the FDA and EMA and comparable regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. For example, in February 2023, we received complete response letters from the FDA relating to our Erosive GERD NDA and post approval supplement to our approved H. pylori NDAs. As a result, the approval of VOQUEZNA for treatment of Erosive GERD was delayed until November 2023, and our ability to launch VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK was delayed until October 2023.

Prior to obtaining approval to commercialize a product candidate in the United States or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for additional regulatory approvals for vonoprazan or for any future product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for vonoprazan or any future product candidates either prior to or post- approval, or may object to elements of our clinical development program.

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
•
such authorities may find deficiencies in the manufacturing processes or facilities of Evonik, Catalent, Sandoz, or any future third-party manufacturers with which we contract for clinical and commercial supplies;
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

Of the large number of drugs in development, only a small percentage successfully complete the FDA, EMA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain additional regulatory approvals to market vonoprazan and any future product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

With respect to our approvals in the U.S., the FDA has granted approvals, and may grant future approvals, with the requirement that we perform additional costly clinical trials including pediatric trials. Foreign regulatory authorities may also make their approvals contingent on similar requirements. The FDA or other comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or other comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, additional regulatory approvals would delay or prevent commercialization of that indication or product candidate and would materially adversely impact our business and prospects.

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

Because we have limited financial and managerial resources, we focus on specific indications and formulations for VOQUEZNA. As a result, we may fail to generate additional clinical development opportunities for vonoprazan for a number of reasons, including, vonoprazan may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications.

For example, we believe the rapid onset of acid suppression observed in clinical studies of vonoprazan may enable as needed use for the management of heartburn symptoms associated with Non-Erosive GERD. However, no proton pump inhibitor has received approval from the FDA for this dosing regimen. We may be incorrect in our belief regarding the potential of vonoprazan as an as needed treatment for Non-Erosive GERD and any future clinical trial we conduct studying as needed dosing of vonoprazan in Non-Erosive GERD patients may not succeed including as a result of our design and enrollment criteria.

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

For trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCP and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such trials not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the trial design or protocol for a non-United States clinical trial was inadequate, which could require us to conduct additional clinical trials. In addition, such foreign trials would be subject to the applicable local laws of the foreign regulatory agency and legal requirements where the trials are conducted. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA or comparable regulatory authority does not accept data from our clinical trials of vonoprazan and any future product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of vonoprazan for additional indications and any future product candidates.

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

From time to time, we or others, such as Takeda, may publicly disclose preliminary or top-line data from clinical trials that are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we or others report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The Takeda License will continue until the expiration of the obligation to pay royalties in all countries and on all products, unless terminated earlier. We may terminate the Takeda License in its entirety without cause upon prior written notice. We and Takeda may terminate the Takeda License in the case of the other party’s insolvency or for the other party’s material uncured breach. Takeda may terminate the Takeda License in its entirety if we challenge the licensed patents, or if we assist any third party in challenging such patents. In addition, if any of the commercial milestones or other cash payments become due under the terms of the Takeda License, we may not have sufficient funds available to meet our obligations, which would allow Takeda to terminate the

Takeda License. If the license agreement is terminated, we would lose our rights to develop and commercialize products containing vonoprazan, which in turn would have a material adverse effect on our business, operating results and prospects.

We rely on third parties to conduct our clinical trials. Any failure by a third party to conduct the clinical trials according to GCPs and other requirements and in a timely manner may delay or prevent our ability to seek or obtain additional regulatory approvals for vonoprazan and regulatory approvals for any future product candidates.

We are dependent on third parties to conduct our preclinical and clinical trials. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties will play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for vonoprazan and any future product candidates that reach clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

CROs, investigators or other third parties may not devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed, or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable regulatory authority concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA or similar marketing application we submit by the FDA or by comparable regulatory authority. Any such delay or rejection could prevent us from commercializing vonoprazan for additional indications and any future product candidates.

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

We currently rely on, and expect to rely on for the foreseeable future, Evonik and Catalent for the manufacture of vonoprazan drug substance and drug product for clinical development and commercial sale, and we expect to rely on Sandoz for commercial supplies of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK and the amoxicillin and clarithromycin in those products. This reliance on third parties increases the risk that we will not have sufficient quantities of finished product which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We have entered into an agreement with Catalent for the supply of finished drug product, an agreement with Evonik for the supply of drug substance, and an agreement with Sandoz for commercial supply of amoxicillin, clarithromycin and finished convenience packs containing VOQUEZNA and one or both of those antibiotics. As a result, we currently rely, and expect to continue to rely, on third parties for the manufacture of vonoprazan and supply of related raw materials for clinical development and commercial sale. If Catalent, Evonik or Sandoz fails to fulfill its obligations under its respective supply agreement, or if any of the vonoprazan drug product or drug substance supplied by Catalent or Evonik cannot be utilized due to quality or cGMP or similar concerns, adverse findings during regulatory inspections or other reasons, our development plans and commercialization of vonoprazan, if approved, could be significantly delayed or otherwise adversely affected. The facilities used by Catalent and Evonik to manufacture vonoprazan and by Sandoz to manufacture amoxicillin and clarithromycin and to package the antibiotics and vonoprazan must be approved by the FDA and foreign regulatory authority pursuant to inspections that may be conducted after we submit marketing authorizations to the FDA and comparable foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, Catalent, Evonik and Sandoz for compliance with applicable cGMP or similar requirements. If Catalent, Evonik, Sandoz, or any other third-party manufacturer we contract with in the future, cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over Catalent’s, Evonik’s, Sandoz’s, or any other third-party manufacturer’s ability to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve of facilities of the third-party manufacturer for the manufacture of vonoprazan or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue to develop, obtain additional regulatory approvals for or continue to market our current products.

Our failure, or Catalent’s, Evonik’s, Sandoz’s or any other third-party manufacturer’s failure, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our or Catalent’s, Evonik’s or Sandoz’s failure, or the failure of any future third-party manufacturer, to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP or similar foreign requirements, could adversely affect our business in a number of ways, including:

•
an inability to initiate and continue clinical trials of vonoprazan or any future product candidates;
•
delay in submitting regulatory applications, or receiving marketing approvals for new indications for vonoprazan or for any future product candidates;
•
subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease development or to recall batches of our current products and any future product candidates; and
•
an inability to meet commercial demands for our current products or any future product candidates.

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

Our current products, including VOQUEZNA, and any product candidates that we may develop, may compete with other product candidates and products for access to manufacturing facilities. Moreover, there may be a limited number of manufacturers that operate under cGMP or similar regulations and that might be capable of manufacturing for us.

Any performance failure on the part of Catalent, Evonik, Sandoz or any future manufacturers could delay clinical development or additional marketing approvals, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our current products. If Catalent, Evonik, or Sandoz cannot perform as agreed, we may be required to replace them and we may be unable to replace them on a timely basis or at all. Further, Catalent, Evonik, Sandoz and any other third-party manufacturers we may use may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health emergencies such as the COVID-19 pandemic or ongoing hostilities in the Ukraine and the Middle East. If Catalent, Evonik, Sandoz or other third-party manufacturers were to encounter any manufacturing or shipping difficulties or delays due to these factors, our ability to provide vonoprazan to patients in clinical trials, or to provide product for treatment of patients if approved, would be jeopardized.

Our current and anticipated future dependence upon others for the manufacture of our current products or any future product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Our reliance on third parties, including Sandoz, Catalent and Evonik, requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely, and expect to continue to rely, on Sandoz, Catalent and Evonik to manufacture our current approved products and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, consulting agreements or other similar agreements with our advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

We may seek to enter into collaborations, licenses and other similar arrangements and may not be successful in doing so, and even if we are, we may not realize the benefits of such relationships.

We may seek to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our current products or any future product candidates due to, for example, capital costs required to develop or commercialize our current products or any future product candidates, or manufacturing constraints. We may not be successful in our efforts to establish such collaborations because, among other reasons, third parties may not view our current products or future product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. Further, any future collaboration agreements may restrict us from entering into additional agreements with potential collaborators. Following a strategic transaction or license, we may not achieve an economic benefit that justifies such transaction.

Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed, the safety of a product candidate is questioned or sales of an approved product candidate are unsatisfactory.

In addition, any potential future collaborations may be terminable by our strategic partners, and we may not be able adequately to protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of vonoprazan and any future product candidates and may not conduct those activities in the same manner as we do. Any termination of collaborations we enter into in the future, or any delay in entering into collaborations, could delay or impair the further development and commercialization of vonoprazan or the development and commercialization of any future product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our current products, or any future product candidates, which may change from time to time;
•
coverage and reimbursement policies with respect to our current products, or any future product candidates, and potential future drugs that compete with such products, if approved;
•
the cost of manufacturing of our current products or any future product candidates, which may vary depending on the quantity of production and the terms of our agreements with Catalent, Evonik, Sandoz and any future third-party manufacturers;
•
business interruptions resulting from geopolitical actions, including war, such as the ongoing hostilities in the Ukraine or the Middle East, and terrorism, or natural disasters such as earthquakes, typhoons, floods and fires or public health emergencies or pandemics such as the COVID-19 pandemic;
•
the timing and amount of the milestone or other payments we will be required to pay to Takeda pursuant to the Takeda License;
•
expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;
•
the level of demand for any approved products, which may vary significantly;
•
future accounting pronouncements or changes in our accounting policies; and
•
the timing and success or failure of additional clinical trials for vonoprazan or preclinical studies or clinical trials for any future product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

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

Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.

A public health pandemic, such as COVID-19, has the potential to impact worldwide economic activity and poses the risk that we or our employees, contractors, including our CROs, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. In March 2020, due to efforts to combat the COVID-19 pandemic, we announced a temporary pause in randomization of new patients in our Phase 3 trials and did not recommence randomizations in either trial until June 2020. While it is not possible at this time to estimate the full impact that a future public health pandemic could have on our business, measures taken by the governments of countries affected could, in addition to disrupting our commercial activities and clinical trials, disrupt the supply chain and the manufacture or shipment of drug substance and finished drug product of vonoprazan for use in our clinical trials or in commercial distribution, which could delay our ongoing clinical trials and increase development costs, or impair our ability to successfully commercialize our approved products, and in either case have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic and mitigation measures had an adverse impact on global economic conditions and mitigation measures regarding any future public health pandemic could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which a future public health pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted.

Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and all of our obligations under our indebtedness are secured by substantially all of our assets, excluding our intellectual property and certain other assets. If we default on these obligations, our lenders could foreclose on our assets.

In September 2021, we entered into, and in December 2023 we increased the amounts available under and extended the maturity date of, a Loan Agreement with Hercules. We borrowed $100 million at the inception of the Loan Agreement, $40 million in December 2023, and may be eligible to borrow up to an additional $160 million. All obligations under the Loan Agreement are secured by a first priority lien on substantially all of our assets, including intellectual property and certain other assets. As a result, if we default on any of our obligations under the Loan Agreement, Hercules could foreclose on its security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

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

The Loan Agreement contains customary affirmative and negative covenants that limit our ability to engage in certain transactions that may be in our long-term best interest. The affirmative covenants include, among others, covenants requiring us to maintain certain levels of cash subject to a control agreement in favor of Hercules, and commencing on September 30, 2024, certain levels of trailing three-month net product revenue from the sale of VOQUEZNA and other products containing vonoprazan, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding our operating accounts. The negative covenants include, among others, limitations on our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions.

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

In May 2022, we entered into a Revenue Interest Financing Agreement with the Initial Investors pursuant to which we can receive up to $260.0 million in funding from the Initial Investors, and in October 2022, we entered into the Joinder Agreement under which we can receive up to $40 million from the Additional Investor, bringing the total funding available under the Revenue Interest Financing Agreement to up to $300 million. Under the terms of the Revenue Interest Financing Agreement and Joinder Agreement, we received $100 million at the initial closing and received an additional $175 million in November 2023 following FDA approval of vonoprazan for treatment of Erosive GERD. In addition, we are eligible for $25 million in additional funding for achievement of a sales milestone.

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

Pursuant to the Revenue Interest Financing Agreement, we also agreed to specified affirmative and negative covenants, including covenants to use commercially reasonable efforts to promote products containing vonoprazan in the United States and covenants requiring us to maintain certain levels of cash. The Revenue Interest Financing Agreement also contains representations and warranties, other covenants, indemnification obligations, and other provisions customary for transactions of this nature. In the event of an event of default under the Revenue Interest Financing Agreement, the investors may be entitled to foreclose on the pledged collateral which includes the applicable royalty under the Royalty Interest Financing Agreement from net sales of VOQUEZNA and other products containing vonoprazan.

Our future growth and ability to compete depends on retaining our key personnel and recruiting additional qualified personnel.

We are highly dependent on the management, commercial, development, clinical, and financial experience of our senior management. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals. Competition for qualified personnel in the biopharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled commercial, scientific, technical and managerial employees. We face competition for personnel from other biopharmaceutical companies and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to implement business strategy, which could harm our business. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating and implementing our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede achievement of our commercial and development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We have substantially increased the size of our organization over the past year, and we may encounter difficulties in managing our growth and expanding our operations successfully.

Our number of employees increased substantially in 2023 to prepare for the commercialization of VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. This expansion of our operations has resulted in a significant increase in our commercial organization, which may divert our management and business development resources from our clinical development group. To manage our recent growth and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to certain payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) , certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives)and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities.

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

Enacted and future legislation and healthcare reform measures may increase the difficulty and cost for us to commercialize vonoprazan and any future product candidates and may affect the prices we may set.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system, including cost-containment measures, that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

For example, in March 2010, the Patient Protection and Affordable Care Act, the Affordable Care Act, was enacted in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. Among other things, the Affordable Care Act includes:

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
•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the AMP for branded and generic drugs, respectively;
•
a methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•
an extension of a manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expansion of the entities eligible for discounts under the 340B drug pharmaceutical pricing program;
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and

•
establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and political challenges to certain aspects of the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act without specifically ruling on the constitutionality of the Affordable Care Act. Thus, the Affordable Care Act will remain in effect in its current form.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2032, unless additional Congressional action is taken. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, beginning January 1, 2024. Previously, the rebate was capped at 100% of a drug’s AMP.

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

Most significantly, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the Affordable Care Act in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined, but is likely to be significant. The likelihood of implementation of these and other reform initiatives is uncertain. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

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

We are exposed to potential product liability risks that are inherent in the development, manufacturing, marketing, and use of pharmaceutical products. The current and future use of product candidates by us in clinical trials, and the sale of VOQUEZNA, VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK, and any other approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies, or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend or settle, and could compromise the market acceptance of our product candidates or any prospects for the commercialization of our products and, if approved, product candidates.

Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If any of our product candidates were to cause adverse side effects during clinical trials or after approval of the product candidate, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our product candidates.

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
•
significant negative financial impact;
•
the inability to commercialize our current products and any future product candidates; and
•
a decline in our stock price.

Although we maintain product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts in which case our business operations could be impaired. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

We and others, including any of our potential future collaborators, will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.

The FDA and foreign regulatory authorities will require that we and Takeda (with respect to products containing vonoprazan) and any of our potential future collaborators, report certain information about adverse medical events for our approved products if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We, Takeda and any of our potential future collaborators or CROs may fail to report adverse events within the prescribed timeframe. If we, Takeda or any of our potential future collaborators or CROs fail to comply with such reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval of future products.

Compliance with applicable data protection, privacy and security laws, regulations, standards and other requirements involves significant expenditure and resources, and any actual or perceived failures by us, our partners or vendors to comply could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous federal, state and foreign laws, regulations, standards and other requirements governing the collection, use, disclosure, retention, security and other processing of personal data, such as information that we may collect in connection with our marketing activities in the U.S. and clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use, share and otherwise process personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws, regulations or standards, our internal policies and procedures or our contracts relating to privacy, security or our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties, material penalties, significant legal liability, changes in how we operate and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we may become subject to or affected by new or additional data protection, privacy and security laws, regulations, standards and other requirements, and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. While we are not a covered entity under HIPAA, we interact with healthcare providers regulated by HIPAA as covered entities. Certain states have also adopted comprehensive and health-specific privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the CCPA on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of covered businesses handling personal information about California residents. It provides for civil penalties for violations, as well as a private right of action and statutory damages for certain data breaches. The CPRA amended the CCPA effective January 1, 2023, imposing additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations, which will likely result in increased privacy and cybersecurity enforcement. Similar laws are already in effect in other states including Virginia, Connecticut, Colorado and Utah, and have been enacted or proposed in other states and at the federal level, reflecting a trend toward more stringent regulation in the United States of the collection, use, disclosure and other processing of personal information. The enactment of such laws creates the potential for a patchwork of overlapping, but different and potentially conflicting, requirements that may make compliance challenging. In the event that we become subject to HIPAA, the CCPA and similar state privacy laws, compliance will likely involve significant expenditure and resources, and any failure or perceived failure to comply with the requirements of these laws could adversely affect our business, results of operations and financial condition.

Furthermore, the FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against in relation to a variety of data privacy and security issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act or similar state laws. The FTC expects a company’s cybersecurity measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

Given our past sponsorship of clinical trials at sites in Europe, we are also subject to the European Union General Data Protection Regulation, or the EU GDPR, and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018, or collectively, the UK GDPR,(the EU GDPR and UK GDPR together referred to as the “GDPR”) which impose comprehensive data privacy compliance obligations in relation to processing the personal data of individuals within the EEA and UK. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million / GBP 17.5 million or up to 4% of the annual global revenues of the noncompliant company, whichever is greater.

In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA and UK to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework, or DPF, as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as an EU GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. In the future, as applicable, we expect to rely on the DPF to transfer certain personal data from the EEA to the United States and on the UK Extension to the DPF to transfer certain personal data from the UK to the United States. In the past we have relied on EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses as relevant to transfer personal data outside the EEA and the UK with respect to third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, we may have to stop using certain tools and vendors and make other operational changes, we have had to and will have to implement revised standard contractual clauses for existing customer and vendor arrangements within required time frames, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Our internal information systems, or those of any of our CROs, contract manufacturers, service providers, other contractors or consultants or potential future collaborators, may fail or suffer cybersecurity incidents or breaches, which could result in a material disruption of our product development programs.

The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data. Despite the implementation of cybersecurity measures, our internal information systems and those of our current and any future CROs, contract manufacturers, and other service providers, contractors, consultants and collaborators are vulnerable to numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information systems and confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, 'bugs' or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services, alongside damage from natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives, expertise, technique and tools – including artificial intelligence – to circumvent security controls, evade detection and remove forensic evidence. For example, on February 22, 2024, UnitedHealth Group, or UHG, disclosed that a suspected nation-state associated cyber security threat actor had gained access to some of the information technology systems at Change Healthcare, one of UHG’s affiliates that provides numerous services to the healthcare industry such as payment systems, claims submission, benefits verification, and prior authorization. This breach has, among other things, disrupted the processing of transactions under our patient co-pay assistance card program, and the ability of certain pharmacies to fill prescriptions, including prescriptions for VOQUEZNA. At present, UHG is unable to estimate the duration or extent of the disruption. If this disruption persists, it could have a material adverse effect on our business and financial condition.

We also face increased cybersecurity risks due to our reliance on internet technology and the increased number of our employees (and employees of our vendors, contractors and other organizations with whom we have formed strategic relationships) who are working remotely, which may create additional opportunities for threat actors to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity incidents or data breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations, result in the unauthorized access to, disclosure, loss, processing or other compromise of, personal information or individually identifiable health information (violating certain privacy laws such as GDPR) or confidential information, or jeopardize the confidentiality, integrity, or availability of our information systems or any information residing therein, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of certain cybersecurity breaches involving particular personal information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a cybersecurity breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture vonoprazan and any future product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. There can no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information systems and personal or confidential Information. To the extent that any disruption or cybersecurity incident were to jeopardize the confidentiality, integrity, or availability of our information systems, or result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of vonoprazan and any future product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and cybersecurity laws.

Our employees and independent contractors, including principal investigators, CROs, consultants and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate: (i) the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies, (ii) manufacturing standards, including cGMP and similar requirements, or (iii) federal and state healthcare, security, fraud and abuse laws, data privacy and cybersecurity laws, and other similar non-U.S. laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our current products containing vonoprazan and any future product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or vonoprazan or any future product candidates, our competitive position could be harmed. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to vonoprazan or any future product candidates, proprietary technologies and their uses that are important to our business. We do not currently own any issued patents or pending patent applications. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending patent applications from third parties. We have in-licensed from Takeda a number of United States, European, and Canadian patents and patent applications relating to the compound vonoprazan as well as the use and manufacture of vonoprazan products.

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

If the scope of any patent protection or non-patent regulatory exclusivity we obtain is not sufficiently broad, or if we lose or fail to obtain any of our patent protection or non-patent regulatory exclusivity, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.

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

In addition to patent exclusivity, the successful commercialization of our products also depends, in part, on our ability to obtain and maintain periods of non-patent exclusivity during which time the FDA is precluded from accepting new drug applications, or NDAs, submitted under Section 505(b)(2) of the FDCA or abbreviated new drug applications, or ANDAs, for certain competitive products. In May 2021, FDA granted qualified infectious disease product, or QIDP, designations to vonoprazan tablets in combination with both amoxicillin capsules and clarithromycin tablets, and with amoxicillin capsules alone, respectively, for the treatment of H. pylori infection. On May 3, 2022, the FDA approved our NDAs for these products, branded as VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, respectively. Because these approvals were for QIDP-designated drugs containing the active moiety, vonoprazan, which had not previously been approved, the FDA granted five-years of NCE exclusivity, which was extended by an additional five-years pursuant to the GAIN Act, resulting in a total of ten-years of NCE exclusivity, until May 3, 2032.

In November 2023, we received approval for VOQUEZNA, which also contains vonoprazan. NCE exclusivity protects against the submission and the FDA’s acceptance of a 505(b)(2) NDA or ANDA referencing that NCE for the duration of the exclusivity period, and the FDA interprets this form of exclusivity to attach to the active moiety such that the submission and the FDA’s acceptance of ANDAs and 505(b)(2) NDAs for a drug with that active moiety may not occur until the innovator’s exclusivity has expired, whether or not FDA has approved other versions of the drugs entitled to exclusivity, and regardless of the specific listed drug product to which the ANDA or 505(b)(2) application refers. Consequently, we believe that VOQUEZNA, because it contains vonoprazan, should benefit from the same extended period of NCE exclusivity granted in connection with our NDAs for VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PACK, until May 3, 2032.

The FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” referred to as the Orange Book, identifies that VOQUEZNA benefits from the same five-year period of NCE exclusivity as VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK, but does not currently identify the GAIN Act extension of an additional five-years of NCE exclusivity to which we believe it is entitled. We informally requested that the FDA correct the VOQUEZNA listings to reflect the same extended NCE exclusivity period as VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. However, the FDA so far declined to update those listings. We are therefore further engaging with the FDA regarding VOQUEZNA’s Orange Book listings and the application to VOQUEZNA of the extended NCE exclusivity tied to vonoprazan. If the FDA ultimately concludes that the GAIN Act extension of NCE exclusivity granted in connection with our VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK NDAs does not extend to our VOQUEZNA NDA, there is the potential we could be subject to competition much earlier than we currently anticipate. If this occurs, it would have a material adverse effect on our business and financial condition.

The patent protection and patent prosecution for vonoprazan or any future product candidates may be dependent on third parties.

We may rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under certain current and future license agreements, such as the Takeda License. Under such arrangements, we may not have primary control over these activities for certain of licensed patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. In addition, our current and future licensors may not be fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, which could compromise such patent rights. We may in the future enter into license agreements where the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If any of our licensors or any of our future licensors or future collaborators fail to appropriately prosecute and maintain patent protection for patents covering VOQUEZNA or any future product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to develop products that are similar to VOQUEZNA or any future product candidates but that are not covered by the claims of the patents that we own in the future or license;
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

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import VOQUEZNA and any future product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO and/ or foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of VOQUEZNA and any future product candidates.

As the biopharmaceutical industry expands and more patents are issued, the risk increases that VOQUEZNA and any future product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patents that may be infringed by commercialization of VOQUEZNA and any future product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that VOQUEZNA and any future product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

•
result in costly litigation that may cause negative publicity;
•
divert the time and attention of our technical personnel and management;
•
cause development delays;
•
prevent us from commercializing, or continuing to commercialize, VOQUEZNA (and/or other approved products containing vonoprazan), and any future product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
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

Although no third party has asserted a claim of patent infringement against us as of the date of this annual report, others may hold proprietary rights that could prevent VOQUEZNA and any future product candidates from being marketed.

Any patent-related legal action against us claiming damages and seeking to enjoin activities relating to VOQUEZNA and any future product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or develop VOQUEZNA and any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign VOQUEZNA and any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing VOQUEZNA and any future product candidates, which could harm our business, financial condition and operating results.

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

We may not be successful in obtaining or maintaining necessary rights to our current products and any future product candidates through acquisitions and in-licenses.

Because our development programs may in the future require the use of proprietary rights held by other third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our current products, including VOQUEZNA, and any future product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of that program and our business and financial condition could suffer.

We may be involved in lawsuits to protect or enforce our future patents or the patents of our current and future licensors, which could be expensive, time consuming and unsuccessful. Further, our future issued patents or the patents of our current and future licensors could be found invalid or unenforceable if challenged in court.

Competitors may infringe our intellectual property rights or those of our current and future licensors. To prevent infringement or unauthorized use, we and/or any such licensors may be required to file infringement claims, which can be expensive and time consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our current and future licensors were to initiate legal proceedings against a third party to enforce a patent directed at VOQUEZNA and any future product candidates, the defendant could counterclaim that our patent or the patent of our current or future licensor is invalid and/or unenforceable in whole or in part. In patent litigation, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

Derivation or interference proceedings provoked by third parties or brought by us or declared by the USPTO or similar proceedings in foreign patent offices may be necessary to determine the priority of inventions with respect to our future patents or future patent applications or those of our current and future licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of such proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our commercial activities, clinical trials, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us continue commercializing our current products and bring any future product candidates to market.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our future patent applications or those of our current and future licensors and the enforcement or defense of our future issued patents or those of our current and future licensors.

On September 16, 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our current and future licensors are the first to either (1) file any patent application related to VOQUEZNA and any future product candidates or (2) invent any of the inventions claimed in the patents or patent applications.

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

In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Implementation of the EU Patent Package occurred on June 1, 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC.

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our current products and any future product candidates.

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

Patent terms may be inadequate to protect our competitive position on VOQUEZNA and any future product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our current products including VOQUEZNA and any future product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of product candidates, patents protecting our current products and any future product candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for our current products and any future product candidates, our business may be materially harmed.

Based on the first marketing approval by the FDA for vonoprazan, we believe one or more of our U.S. patents or those of our current and future licensors, may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term

Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch- Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of vonoprazan and any future product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout our licensed territories.

Although we have issued patents and pending patent applications in the United States and certain other countries in which we intend to commercialize our products, filing, prosecuting and defending patents in all relevant countries throughout our licensed territories could be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with VOQUEZNA or any future product candidates, and our patents, the patents of our current and future licensors or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In addition, we rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We may need to share our trade secrets and proprietary know-how with current or future partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and other countries.

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

The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators and partners. Under the Takeda License, for example, Takeda had certain obligations with respect to assisting with the transition of information and materials to us as well as providing clinical and commercial supply of the vonoprazan product. Collaborations and partnerships are subject to numerous risks, which may include that:

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
•
additional regulatory approvals of vonoprazan and approvals of any future product candidates, or limitations to specific label indications or patient populations for use of any approved products, or changes or delays in the regulatory review process;
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

As of December 31, 2023, Takeda owned 7,459,286 shares of common stock that are eligible for sale in the public market to the extent permitted by Rule 144 under the Securities Act. In addition, as of December 31, 2023, up to 9,378,875 shares of common stock that are either subject to outstanding options, warrants or other rights or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Further, we filed a registration statement, which became effective on November 17, 2023, registering the resale of up to 5,827,415 shares of common stock held by Frazier Life Sciences IX, L.P., or Frazier. As a result of the registration statement, Frazier is able to freely sell some or all of its shares of our common stock. Any sales by these stockholders could have a material adverse effect on the trading price of our common stock.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting company may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1 billion of non-convertible debt in any three- year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward and, subject to limitations, offset future taxable income, if any, until such unused losses expire (if at all).

Under prevailing U.S. tax law, federal net operating loss, or NOL, carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Our NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service, or the IRS, and state tax authorities. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our federal NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with our IPO or future offerings. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our IPO or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

The Tax Cuts and Jobs Act of 2017 has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate and revising the rules governing NOLs. Many of these changes became effective beginning in 2018, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and may continue to be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and the IRS, which have lessened or increased certain adverse impacts of the legislation and may do so in the future. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

General Risk Factors

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely, and expect to continue to rely, on third-party manufacturers to produce vonoprazan, including VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK and any future product candidates. Our ability to obtain clinical supplies of vonoprazan and any future product candidates could be disrupted if the operations of these suppliers were affected by a manmade or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF. This means that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. It does not, however, mean that we meet any technical standards, specifications, or requirements.

Our cybersecurity risk management program is part of our overall enterprise risk management program and shares similar governance processes and reporting channels that apply across the enterprise risk management program to financial, legal, compliance, and other operational risk areas. However, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Our cybersecurity risk management program includes:

• risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

• an internal team responsible for, inter alia, managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

• the use of external service providers with subject matter expertise, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

• cybersecurity awareness training of our employees, incident response personnel, and senior management;

• a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

• a third-party risk management evaluation process for service providers, suppliers, and vendors with access to our information systems or data.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program. The Committee receives periodic reports from management on our cybersecurity risks. In addition, management is required to update the Committee, as necessary, regarding any material cybersecurity incidents.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program.

Our management team, including our Chief Financial and Business Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal IT personnel who in turn manage our retained external cybersecurity consultants. Our management team’s experience includes significant responsibility for developing and maintaining cybersecurity risk management programs and for managing cybersecurity risks prior to joining us.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal IT personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our internal IT environment.

Item 2. Properties

Our corporate offices are located in Buffalo Grove, Illinois, and Florham Park, New Jersey. We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

For additional information, see Note 5, Lease Commitments included in Item 15 of this Annual Report on Form 10-K.

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

Holders of Common Stock

As of March 4, 2024, there were 58,477,351 shares of our common stock outstanding held by approximately 46 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Performance Graph

Not applicable.

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds from Registered Securities

Not applicable.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

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

Overview

We are a biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our approved products, VOQUEZNA®, VOQUEZNA® TRIPLE PAK® and VOQUEZNA® DUAL PAK®, contain vonoprazan, an oral small molecule potassium-competitive acid blocker, or PCAB. PCABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan is the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years, and has shown rapid, potent, and durable anti-secretory effects. Vonoprazan has also demonstrated clinical benefits over the current standard of care as a single agent in the treatment of erosive gastroesophageal reflux disease, or Erosive GERD, and in combination with antibiotics for the treatment of Helicobacter pylori, or H. pylori, infection. Takeda Pharmaceutical Company Limited, or Takeda, developed vonoprazan and has received marketing approval in numerous countries in Asia and Latin America as well as Russia. Vonoprazan generated approximately $850 million in net sales in its seventh full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda.

In 2021 we reported positive topline data from two pivotal Phase 3 clinical trials for vonoprazan: one for the treatment of H. pylori infection, or PHALCON-HP, and a second for the treatment of Erosive GERD, or PHALCON-EE. These data are supplemented by the extensive existing clinical data generated by Takeda as part of its development program for vonoprazan in Japan and other markets. In September 2021, we submitted two new drug applications, or NDAs, for combination packs that contain vonoprazan for the treatment of H. pylori infection in adults, one in combination with amoxicillin and clarithromycin (vonoprazan triple therapy) and the other in combination with amoxicillin alone (vonoprazan dual therapy). In May 2022, the U.S. Food and Drug Administration, or FDA, approved the NDAs for vonoprazan triple therapy, under the brand name VOQUEZNA TRIPLE PAK, and vonoprazan dual therapy, under the brand name VOQUEZNA DUAL PAK. Based on our qualified infectious disease product, or QIDP, designations for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, we received an extension of five years of new chemical entity, or NCE, exclusivity based on the vonoprazan component in those NDAs. We believe the extended NCE exclusivity should apply to any other approved or future products containing vonoprazan we develop and for which we obtain FDA approval.

While the NDAs for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK were still under review by the FDA, in March 2022, we submitted an additional NDA for vonoprazan, under the brand name VOQUEZNA, as a treatment for adults for the healing of all grades of Erosive GERD, maintenance of healing of all grades of Erosive GERD, and relief of heartburn associated with Erosive GERD. In August 2022, following approval of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK but before launch, and while the NDA for VOQUEZNA for Erosive GERD was still under review, we announced that trace levels of a nitrosamine impurity, N-nitroso-vonoprazan, or NVP, were present in our initial commercial drug product for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. After identifying this impurity, and prior to launching VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, we submitted supplements to our approved NDAs with the goal of addressing this issue. However, in February 2023, we received complete response letters from the FDA relating both to our Erosive GERD NDA and to the NDA supplements for our approved H. pylori NDAs. The complete response letters formalized the FDA’s prior request that we provide additional stability data to demonstrate that levels of NVP will remain at or below 96 ng/day, the acceptable daily intake level (AI) for NVP established by the FDA, throughout the proposed shelf life of the product. No additional deficiencies were cited by the FDA in the complete response letters. In May 2023, we resubmitted our Erosive GERD NDA to the FDA, and in June 2023 we submitted new prior approval supplements to our approved H. pylori NDAs. On October 27 and November 1, 2023, the FDA approved the prior approval supplements to our H. pylori NDAs and our Erosive GERD NDA, respectively. As a result, we initiated commercial launch for VOQUEZNA for both the Erosive GERD and H. pylori indications, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for treatment of H. pylori infection in the fourth quarter of 2023.

We are also continuing to develop vonoprazan as a treatment for heartburn symptoms associated with Non-Erosive GERD. In January 2023, we reported positive topline results from PHALCON-NERD-301, a Phase 3 study evaluating the safety and efficacy of vonoprazan for the daily treatment of adults with Non-Erosive GERD, and in August 2023, we announced successful completion of the 20-week extension period of PHALCON-NERD-301. Based on the results of this study, in September 2023, we submitted an NDA seeking approval of vonoprazan as a once-daily treatment for heartburn symptoms associated with Non-Erosive GERD in adults. The FDA has assigned this NDA a Prescription Drug User Fee Act, or PDUFA, target action date of July 19, 2024, and if approved, we anticipate launching vonoprazan for this new indication in the third quarter of 2024. In addition, in 2024 we plan to initiate a Phase 3 trial evaluating the novel dosing regimen of vonoprazan as an "as-needed" treatment for episodic heartburn relief in patients with Non-Erosive GERD, a dosing regimen not approved in the United States for PPIs. This trial would constitute our fourth Phase 3 trial for vonoprazan. In February 2022, we reported positive topline results from PHALCON-NERD-201, a Phase 2 proof-of-concept study evaluating this novel dosing regimen. We plan to expand the clinical development of vonoprazan in the U.S. into eosinophilic esophagitis, or EoE, the most common type of eosinophilic gastrointestinal disease. Given the limited treatment options for EoE and vonoprazan’s demonstrated potential, we believe EoE is an important indication for future study and expect to initiate a Phase 2 trial evaluating vonoprazan as a treatment for EoE in adult and adolescent patients later in 2024.

We are independently commercializing VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK in the United States. We plan to evaluate commercial partnerships for vonoprazan in Europe and Canada, expand development of vonoprazan into other indications, dosing regimens and alternative formulations and packaging, and in-license or acquire additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial and approved product candidate, vonoprazan, meeting with regulatory authorities, conducting our Phase 3 clinical trials of vonoprazan, preparing applications for regulatory approval for vonoprazan and preparing our commercial launch. Our operations to date have been funded primarily through the issuance of convertible promissory notes, commercial bank debt, the proceeds from our initial public offering, our follow-on public offering, our ATM offering, and our Revenue Interest Financing Agreement. From our inception through December 31, 2023, we have raised aggregate gross proceeds of $90.3 million from the issuance of convertible promissory notes, $140 million of debt, net proceeds from our initial public offering of $191.5 million from the sale of 10,997,630 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,434,473 additional shares at a public offering price of $19.00 per share, after deducting underwriting discounts, commissions and offering costs, and net proceeds of $88.6 million from the sale of 2,250,000 shares of common stock at a public offering price of $39.48 per share after deducting underwriting discounts and commissions, and an additional $0.2 million in offering costs, net proceeds of $268.1 million from the Revenue Interest Financing Agreement, net proceeds of $38.7 million from the sale of 3,929,116 shares under the ATM Offering and net proceeds of $141.4 million from the sale of 12,793,750 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,668,750 shares, at a price of $11.75 per share, after deducting underwriting discounts and commissions. As of December 31, 2023, we had cash and cash equivalents of $381.4 million. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $160 million under our Loan Agreement with Hercules together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months and will be sufficient to fund our operations through the end of 2026.

Since inception, we have incurred significant operating losses. Our net loss was $201.6 million and $197.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $928.7 million. We expect to continue to incur operating losses for the foreseeable future. It could be several years, if ever, before VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK or other product candidates, if approved, generate significant revenues to offset these operating losses. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

We have generated limited revenue to date, until such time as we can generate significant revenue from sales of our approved products containing vonoprazan, we expect to finance our cash needs through equity offerings, our Loan Agreement, our Revenue Interest Financing Agreement, additional debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, and this risk could be exacerbated by the impact of ongoing conflicts throughout the world and global economic conditions. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We paid Takeda upfront consideration consisting of a cash fee of $25 million, 1,084,000 shares of our common stock, a warrant to purchase 7,588,000 shares of our common stock at an exercise price of $0.00004613 per share, or the Takeda Warrant, and issued Takeda a right to receive an additional common stock warrant, or the Takeda Warrant Right, if Takeda’s fully-diluted ownership of the Company represented less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately prior to the closing of our IPO. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of our IPO, and no additional warrant was issued. We agreed to make milestone payments to Takeda upon achieving certain tiered aggregate annual net sales of licensed products in the United States, Europe and Canada up to a total maximum milestone amount of $250 million. We also agreed to make tiered royalty payments at percentages in the low double digits on net sales of licensed products, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 15 years following first commercial sale in such country.

Components of Results of Operations

Revenue

We began to recognize revenue from product sales, net of rebates, chargebacks, discounts, and other adjustments, in November 2023 in conjunction with the commercial launch of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK in the United States.

Cost of Revenue

Cost of revenue includes the cost of producing and distributing inventories that are related to product sales. This also includes royalties payable to Takeda, pursuant to the Takeda License Agreement (Refer to Note 4 for further details). In addition, shipping and handling costs for product sales are recorded as incurred. Finally, cost of revenue may also include costs related to excess or obsolete inventory adjustment charges.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of salaries and employee-related costs, including stock-based compensation, for personnel in commercial, executive, finance, accounting, legal, human resources and other administrative functions, legal fees relating to intellectual property and corporate matters, and professional fees for accounting and consulting services. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Interest Income

Interest income consists of interest on our money market funds.

Interest Expense

Beginning on May 3, 2022, interest expense includes interest on the Revenue Interest Financing Agreement, which is based on the imputed effective rate derived from expected future payments and the carrying value of the obligation. We recalculate the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in current and future financing expense.

Beginning on December 14, 2023, interest expense under the Hercules Loan consists of (i) cash interest at a variable annual rate equal to the greater of (a) 9.85% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 1.35% and provided that the cash interest rate shall be capped at 10.35% and upon Company achieving the certain milestones, the cash interest shall be decreased by 0.35%, (ii) payment-in-kind interest at a per annum rate of interest equal to 2.15%, and (iii) amortization of the Hercules Loan Agreement debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred, and the obligation to make a final payment.

From September 17, 2021 through December 13, 2023, interest expense under the Hercules Loan consisted of (i) cash interest at a variable annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% or the Interest Rate, (ii) payment-in-kind interest at a per annum rate of interest equal to 3.35%, and (iii) amortization of the Hercules Loan Agreement debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred, and the obligation to make a final payment.

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022	Change
Product revenue, net	$682	$—	$682
Cost of revenue	167	—	167
Gross profit	515	—	515

Operating expenses:
Research and development	49,899	71,441	(21,542)
Selling, general and administrative	117,928	100,999	16,929
Total operating expenses	167,827	172,440	(4,613)
Loss from operations	(167,312)	(172,440)	5,128
Other income (expense):
Interest income	7,876	2,132	5,744
Interest expense	(41,968)	(27,305)	(14,663)
Other expense	(188)	(110)	(78)
Total other expense	(34,280)	(25,283)	(8,997)
Net loss	$(201,592)	$(197,723)	$(3,869)

Revenue. Product revenues were $0.7 million for the year ended December 31, 2023 related to sales of VOQUEZNA which was launched in the fourth quarter of 2023.

Cost of Revenue. Cost of revenue was $0.2 million for the year ended December 31, 2023. In periods prior to receiving FDA approval for VOQUEZNA, we recognized inventory and related costs associated with the manufacture of VOQUEZNA as research and development expense and as such, the cost of goods sold and related gross margins are not necessarily indicative of future costs of goods sold and gross margin. Therefore, the manufacturing costs related to the inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the year ended December 31, 2023. These previously expensed costs were not material for the year ended December 31, 2023.

Research and Development Expenses. Research and development expenses were $49.9 million and $71.4 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $21.5 million consisted of a reduction of $24.8 million of clinical study related expenses, $4.6 million of chemistry manufacturing and controls, or CMC, costs related to vonoprazan and $1.8 million related to consulting and other research expenses, partially offset by increases of $7.8 million of personnel-related expenses and $1.9 million of regulatory expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $117.9 million and $101.0 million for the years ended December 31, 2023 and 2022, respectively. The increase of $16.9 million was due to increases of $31.1 million in personnel-related expenses and $0.6 million of legal and other expenses, offset by decreases of $13.3 million of professional services expenses for commercial, medical affairs and other services, $1.1 million of insurance expense and $0.4 million in consulting expense.

Other Income (Expense). Other expense of $34.3 million for the year ended December 31, 2023 consisted of $42.0 million of interest expense under the Hercules Loan and Revenue Interest Financing Agreements, partially offset by $7.9 million of interest income on deposits. Other expense of $25.3 million for the year ended December 31, 2022 consisted of $27.4 million of interest expense under the Hercules Loan and Revenue Interest Financing Agreements, partially offset by $2.1 million of interest income on deposits.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2023, we had cash and cash equivalents of $381.4 million.

Loan Agreement with Hercules

On September 17, 2021, or the Closing Date, we entered into a Loan and Security Agreement, as amended, the Loan Agreement, with Hercules Capital, Inc. (in such capacity, the Agent or Hercules), as administrative agent and collateral agent and as a lender and the other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the Lenders).

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200 million, or the Term Loan, under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100 million, all of which was funded on the Closing Date, or the First Advance, (ii) a second tranche consisting of up to an additional $50 million, (iii) a third and fourth tranches consisting of an additional total $50 million, which became available to us in May 2022.

On September 27, 2022, we entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the date the second tranche of funding of $50 million will remain available to the Company has been moved until May 15, 2023, rather than December 15, 2022.

On May 9, 2023, we entered into the Third Amendment to Loan and Security Agreement, or the Third Loan Amendment, with the lenders, pursuant to which, among other things, (i) the second tranche availability was extended from through May 15, 2023, to through December 15, 2023, and became available on October 1, 2023, (ii) the third tranche availability was extended from through September 30, 2023, to through December 15, 2023, and became available on October 1, 2023, (iii) the effective date of the Performance Covenants was amended to provide an option to extend the covenant trigger date to May 15, 2024, subject to the achievement of the FDA approval of vonoprazan for Erosive GERD or the EE Milestone, prior to February 15, 2024, and (iv) the warrant agreement with Hercules was amended as described below. On November 1, 2023 the EE Milestone was achieved and the covenant trigger date was extended to May 15, 2024. In connection with the Third Loan Amendment, a tranche extension amendment fee of $150,000 and a covenant extension amendment fee of $100,000 was paid to the Agent. These fees have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

On December 14, 2023, we entered into a Fourth Amendment to Loan and Security Agreement, or the Fourth Loan Amendment, with the lenders, pursuant to which, among other things, (i) increases the aggregate principal amount of the term loans from $200 million to $300 million; (ii) provides for the possibility of accessing the $200 million commitment through five additional tranches referred to as tranches 2 through 6, which are available subject to certain milestones and conditions: (a) Tranche 2: $50 million, $40 million of which was funded on December 14, 2023, available through March 15, 2024, (b) Tranche 3: $25 million available through June 15, 2024, (c) Tranche 4: $25 million available through December 15, 2024, (d) Tranche 5: $50 million available, subject to the achievement of a specified revenue milestone, through June 30, 2025, and (e) Tranche 6: $50 million available, subject to the achievement of a specified revenue milestone, through December 31, 2025; (iii) extends the interest only period and the maturity date from October 2026 to December 2027, (iv) reduces the cash interest rate from 10.75% (floating annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% to 9.85% (floating rate based on the greater of (a) 9.85% or (b) US WSJ Prime + 1.35%), provided that the cash interest rate shall be capped at 10.35% and upon us achieving the certain milestones, the cash interest shall be decreased by 0.35%, and (v) decreases the payment-in-kind interest rate from 3.35% per annum to 2.15% per annum. In connection with the Fourth Loan Amendment, an amendment fee of $250,000 was paid to the Agent and was recorded as a debt discount and being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

The Term Loan will mature on December 1, 2027, or the Maturity Date. The Term Loan bears (i) cash interest at a variable annual rate equal to the greater of (a) 9.85% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 1.35%, or the Interest Rate, and (ii) payment-in-kind interest at a per annum rate of interest equal to 2.15%. We may make payments of interest only through the Maturity Date. After the interest-only period, the principal balance and related interest will be required to be repaid in full on the Maturity Date.

In addition, we are obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first term Loan advance was amended to become payable on October 1, 2026. As of December 31, 2023, the aggregate final payment fee for the first Term Loan Advance of $7.5 million and $2.2 million for the second Term Loan Advance, and have both been recorded within other long-term liabilities.

Under the Fourth Loan Amendment, we may elect to prepay all or a portion of the Term Loan Advances prior to maturity, subject to a prepayment fee of up to 1.25% of the then outstanding principal balance of the Term Loan Advances being prepaid when such prepayment occurs prior to October 1, 2026, or 0.50% if such prepayment occurs on or after October 1, 2026. After repayment, no Term Loan amounts may be borrowed again.

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including financial covenants. The financial covenants under the Fourth Loan Amendment include (i) a minimum cash covenant and (ii) a performance covenant as follows:

(i)
Minimum cash covenant - We must maintain a minimum cash balance of 20% of the outstanding principal balance at all times. The minimum cash balance may be increased to 35% or 50% under performance covenant (b) below if the performance covenants (a) or (c) are not met beginning September 30, 2024 and all times thereafter.
(ii)
Performance covenant- Beginning September 30, 2024 and all times there after we must satisfy any one of the following:
a.
Market capitalization exceeding $900 million;
b.
Minimum cash balance exceeding (x) outstanding principal amount of term loans, multiplied by (y) (A) 50%, prior to achieving trailing three months net product revenue of greater than $35 million, and (B) 35% thereafter;
c.
Trailing three months net product revenue of at least (x) 30% of agreed upon projected net revenues for periods in the calendar year 2024 and 25% for all periods thereafter or (y) $120 million.

Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by Hercules, as collateral agent. As of December 31, 2023, we were in compliance with all applicable covenants under the Loan Agreement.

As collateral for the obligations, we granted Hercules a senior security interest in all of our right, title, and interest in, to and under substantially all of our property, inclusive of intellectual property.

In connection with the entry into the Loan Agreement, we issued to Hercules a warrant, or the Warrant, to purchase a number of shares of our common stock equal to 2.5% of the aggregate amount of the Term Loan advances funded, and will issue to Hercules additional warrants when future Term Loan advances are funded. On the Closing Date, we issued a Warrant for 74,782 shares of common stock. The Warrant is exercisable for a period of seven years from the date of issuance at a per-share exercise price equal to $33.43, which was the closing price of our common stock on September 16, 2021. In connection with the entry into the Third Loan Amendment, we amended the form of warrants to be issued upon drawdowns of future tranches such that the exercise price of such warrants shall be equal to the lesser (i) of $11.6783, which was the trailing ten-day VWAP prior to entering into the Third Loan Amendment and (ii) the trailing ten-day VWAP preceding the date on which we drawdown future tranches. In connection with the entry into the Fourth Amendment, we eliminated the warrant agreement for all future tranches. The Warrant issued with the initial tranche was not modified as part of this amendment. The exercise price and terms of the outstanding Warrant remain unchanged.

The initial $1.3 million fair value of the Warrant, the $9.7 million final interest payment fees and $3.5 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan.

Revenue Interest Financing Agreement

On May 3, 2022, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules Capital, Inc., or Hercules, together with NQ and Sagard, or the Initial Investors, pursuant to which we could receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, we received $100 million at the initial closing and received an additional $160 million upon FDA approval of vonoprazan for treatment of Erosive GERD in the fourth quarter of 2023. Additionally, on October 31, 2022, we entered into a Joinder and Waiver Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules Capital, Inc. in its capacity as administrative agent and collateral agent for itself and the lenders under that certain Loan Agreement, or the Joinder Agreement, in respect of the Revenue Interest Financing Agreement. Under the terms of the Joinder Agreement, we received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, in the fourth quarter of 2023 and provides for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their right of first offer for any Additional Investor Funding. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount.

Under the Revenue Interest Financing Agreement, the Initial Investors and the Additional Investor, are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and if we receive FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with Non-Erosive GERD. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount. In addition, at any time after the earlier of (i) April 30, 2024 and (ii) the date that the payment for Erosive GERD regulatory approval is made, we have the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

If the investors have not received aggregate payments of at least 100% of the Investment Amount by December 31, 2028, and at least 200% of the Investment Amount by December 31, 2037, each a Minimum Amount, then we will be obligated to make a cash payment to the investors in an amount sufficient to gross the investors up to the applicable Minimum Amount.

Upon the occurrence of an event of default taking place prior to April 1, 2025, between April 1, 2025 and April 1, 2028, and after April 1, 2028, we are obligated to pay 1.30 times Investment Amount, 1.65 times Investment Amount, and 2.0 times investment amount, respectively, less any amounts we previously paid pursuant to the agreement.

At-the-Market-Offerings

On November 10, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $125 million through the Sales Agent, or the 2020 ATM Offering. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 which was filed on November 10, 2020 and declared effective by the SEC on November 16, 2020. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. The sales agreement expired on November 9, 2023 For the year ended December 31, 2022, we sold 2,414,897 shares of our common stock under the ATM Offering for net proceeds of approximately $24.6 million after deducting $0.8 million of issuance costs. For the year ended December 31, 2023, we sold 1,514,219 shares of our common stock under the ATM Offering for net proceeds of approximately $14.1 million after deducting $0.4 million of issuance costs. As of December 31, 2023, we utilized $39.9 million of the available $125 million under the 2020 ATM Offering.

On November 9, 2023, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $150 million through the Sales Agent, or the ATM Offering. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 which was filed on November 9, 2023 and declared effective by the SEC on November 17, 2023. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. As of December 31, 2023, we utilized none of the available $150 million under the ATM Offering.

Underwritten Public Offering

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $160 million under our Loan Agreement with Hercules together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months and will be sufficient to fund our operations through the end of 2026. We expect such amounts will allow us to complete our ongoing Phase 3 clinical trial studying vonoprazan for Non-Erosive GERD (daily dosing), and commercial activities for VOQUEZNA for H. pylori and Erosive GERD. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Including our existing cash and cash equivalents, we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $160 million under our Loan Agreement with Hercules together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months and will be sufficient to fund our operations through the end of 2026.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$(137,580)	$(146,530)	$8,950
Investing activities	(1,634)	(1,041)	(593)
Financing activities	367,580	120,042	247,538
Net increase (decrease) in cash	$228,366	$(27,529)	$255,895

Operating Activities

Net cash used in operating activities was approximately $137.6 million and $146.5 million for the years ended December 31, 2023 and 2022, respectively. The net cash used in operating activities for the year ended December 31, 2023 was due to approximately $123.9 million spent on ongoing research and development and selling, general and administrative activities and a $13.6 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $6.9 million increase in accounts payable and accrued expenses (including interest, operating lease assets and liabilities, and clinical trial expenses), and a $20.5 million increase in prepaid assets and other current assets, accounts receivable, inventory, and other long-term assets, in support of our growth and commercial operations. The net cash used in operating activities for the year ended December 31, 2022 was due to approximately $152.0 million spent on ongoing research and development and general and administrative activities offset by a $5.5 million change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $7.7 million increase in accounts payable and accrued expenses in support of the growth in our operating activities, partially offset by a $2.2 million increase in prepaid assets and other assets.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2023 and 2022 was primarily due to the cash we paid for acquiring property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $367.6 million, due to $172.7 million of net proceeds from the Revenue Interest Financing Agreement, $155.6 million due to the proceeds from the sale of common stock, and $39.3 million from the issuance of debt under our Loan Agreement, as amended, with Hercules. Net cash provided by financing activities for the year ended December 31, 2022 was $120.0 million, due to $95.4 million of net proceeds from the Revenue Interest Financing Agreement and $24.6 million of net proceeds from the issuance of common stock under the 2020 ATM Offering.

Contractual Obligations and Commitments

On May 5, 2020, we entered into a Commercial Supply Agreement with Takeda, pursuant to which Takeda will supply commercial quantities of vonoprazan bulk drug product. We incurred $0.7 million of expenses related to the Commercial Supply Agreement during the year ended December 31, 2022. We have no remaining minimum purchase obligation related to this agreement.

On December 30, 2020, we entered into a Supply and Packaging Services Agreement with Sandoz, pursuant to which Sandoz has agreed to supply commercial quantities of amoxicillin capsules and clarithromycin tablets, to package these antibiotics with vonoprazan, in finished convenience packs, and to supply us with these convenience packs. The supply agreement commits us to a minimum purchase obligation of approximately $3.2 million during the first 24-month period following the launch of the final product. We have incurred $0.3 million of expenses under the agreement during the year ended December 31, 2023.

Additionally, on May 3, 2022, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules Capital, Inc. , or Hercules, together with NQ and Sagard, the Initial Investors, and on October 31, 2022, we entered into a Joinder and Waiver Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules Capital, Inc. in its capacity as administrative agent and collateral agent for itself and the lenders under that certain Loan Agreement, or the Joinder Agreement, in respect of the Revenue Interest Financing Agreement. We received $100 million at the initial closing and an additional $175 million in fourth quarter 2023 following FDA approval of vonoprazan for treatment of Erosive GERD, or the Investment Amount. In addition, we were eligible for $25 million in additional funding for achievement of a sales milestone. Under the Revenue Interest Financing Agreement, the Initial Investors and Additional Investor are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount. We have not made any payments under the Revenue Interest Financing Agreement during the years ended December 31, 2023 and 2022.

We enter into contracts in the normal course of business for our contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our financial statements, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

Revenues from product sales are recorded at the net sales price, or transaction price, which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution service fees, (b) government and private payor rebates, chargebacks, discounts and fees, (c) product returns and (d) costs of co-pay assistance programs for patients, as well as other incentives for certain indirect customers. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to trade receivable, net if payable to a customer or accrued expenses if payable to a third-party. Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

We make significant estimates and judgments that materially affect our recognition of net product revenue. Claims by third-party payors for rebates, chargebacks and discounts frequently are submitted to us significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. We will adjust our estimates based on new information, including information regarding actual rebates, chargebacks and discounts for our products, as it becomes available.

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

Revenue Interest Financing Liability

We have accounted for the Revenue Interest Financing Agreement as a debt instrument. Accordingly, we recognized the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. We recalculate the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in the current and future financing expense. See Note 7 "Revenue Interest Financing Liability" for additional details.

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis with forfeitures recognized as they occur. We use the Black-Scholes valuation model to determine the fair value of our stock awards. Through December 31, 2023, our stock-based compensation expense consisted of recognized fair value related to our issuance of restricted stock awards, for which the fair value is determined based on the fair value of the underlying common stock, performance-based awards, stock options, and ESPP awards.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents consist of cash in readily available checking accounts and money market funds. As a result, the fair value of our investment portfolio is relatively insensitive to interest rate changes. Additionally, our long-term debt bears interest at a variable rate. A 10% increase or decrease in the interest rate on our long-term debt would not have a material effect on our financial position, results of operations or cash flows.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, we implemented processes and internal controls to record product revenue, cost of product revenues, accounts receivable, and inventory as a result of the FDA approval and the U.S commercial launch of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK. The implementation of these processes resulted in material changes to our internal controls over financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the headings “Election of Directors,” “Executive Officers,” and “Corporate Governance,” and is incorporated herein by reference.

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

The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive Compensation and Other Information” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the section headed “Certain Relationships and Related Person Transactions,” “Director Independence” and “Board Committees and Independence” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the section headed “Independent Registered Public Accounting Firm's Fees” in our Definitive Proxy Statement and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Phathom Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Phathom Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Phathom Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Iselin, New Jersey

March 7, 2024

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(in thousands, except share and par value amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$381,393	$155,385
Prepaid expenses and other current assets	13,194	5,127
Accounts receivable, net	1,637	—
Inventory	1,208	—
Total current assets	397,432	160,512
Property, plant and equipment, net	2,146	1,207
Operating lease right-of-use assets	1,475	2,287
Restricted cash	2,863	505
Inventory, noncurrent	8,234	—
Other long-term assets	1,692	299
Total assets	$413,842	$164,810
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable (including related party amounts of $25 and $35, respectively)	$12,601	$9,997
Accrued expenses (including related party amounts of $2,694 and $2,499, respectively)	17,197	14,678
Accrued interest	1,146	854
Operating lease liabilities, current	726	708
Current portion of revenue interest financing liability	7,111	—
Total current liabilities	38,781	26,237
Long-term debt, net of discount	137,842	95,264
Revenue interest financing liability	299,816	109,525
Operating lease liabilities	462	1,098
Other long-term liabilities	9,700	7,500
Total liabilities	486,601	239,624
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at December 31, 2023 and December 31, 2022; no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000 at December 31, 2023 and December 31, 2022; issued shares — 57,970,044 and 41,723,308 at December 31, 2023 and December 31, 2022, respectively; outstanding shares — 57,970,044 and 41,468,871 at December 31, 2023 and December 31, 2022, respectively	5	3
Treasury stock — 19 shares at December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	855,921	652,276
Accumulated deficit	(928,685)	(727,093)
Total stockholders’ deficit	(72,759)	(74,814)
Total liabilities and stockholders’ deficit	$413,842	$164,810

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Product revenue, net	$682	$—
Cost of revenue	167	—
Gross profit	515	—

Operating expenses:
Research and development (includes related party amounts of $760 and $2,123, respectively)	49,899	71,441
Selling, general and administrative (includes related party amounts of $55 and $0, respectively)	117,928	100,999
Total operating expenses	167,827	172,440

Loss from operations	(167,312)	(172,440)

Other income (expense):
Interest income	7,876	2,132
Interest expense	(41,968)	(27,305)
Other (expense), net	(188)	(110)
Total other expense	(34,280)	(25,283)
Net loss and comprehensive loss	$(201,592)	$(197,723)
Net loss per share, basic and diluted	$(3.93)	$(5.05)
Weighted-average shares of common stock outstanding, basic and diluted	51,289,092	39,118,215

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	41,468,871	$3	19	$652,276	$(727,093)	$(74,814)
401(k) matching contribution	135,956	—	—	1,612	—	1,612
Vesting of restricted shares, performance stock units, and restricted stock units	1,843,954	—	—	6	—	6
Stock-based compensation	—	—	—	45,025	—	45,025
ESPP shares issued	196,873	—	—	1,417	—	1,417
Issuance of common stock under ATM facility	1,514,219	1	—	14,072	—	14,073
Issuance of common stock from exercise of stock options	16,421	—	—	124	—	124
Issuance of common stock in connection with underwritten public offering, net	12,793,750	1	—	141,389	—	141,390
Net loss	—	—	—	—	(201,592)	(201,592)
Balance at December 31, 2023	57,970,044	$5	19	$855,921	$(928,685)	$(72,759)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	30,511,226	$3	1	$601,523	$(529,370)	$72,156
Cashless exercise of common stock warrants	7,359,285	—	18	—	—	—
401(k) matching contribution	101,540	—	—	1,116	—	1,116
Vesting of restricted shares and restricted stock units	992,825	—	—	—	—	—
Issuance of common stock under ATM facility	2,414,897	—	—	24,595	—	24,595
Stock-based compensation	—	—	—	24,133	—	24,133
ESPP shares issued	89,098	—	—	909	—	909
Net loss	—	—	—	—	(197,723)	(197,723)
Balance at December 31, 2022	41,468,871	$3	19	$652,276	$(727,093)	$(74,814)

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(201,592)	$(197,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	575	620
Stock-based compensation	45,025	24,133
Issuance of PIK interest debt	3,583	3,484
Accrued interest on revenue interest financing liability	24,727	14,079
Amortization of debt discount	1,877	2,110
Other	1,869	1,329
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,067)	(1,860)
Accounts receivable, net	(1,637)	—
Accounts payable and accrued expenses (includes changes in related party amounts of $184 and $1,139, respectively)	6,410	8,679
Accrued clinical trial expenses	—	(1,402)
Accrued interest	292	377
Operating right-of-use assets and lease liabilities	194	(238)
Inventory	(9,442)	—
Other long-term assets	(1,394)	(118)
Net cash used in operating activities	(137,580)	(146,530)

Cash flows from investing activities
Cash paid for property, plant and equipment	(1,634)	(1,041)
Net cash used in investing activities	(1,634)	(1,041)

Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	124	—
Net proceeds from issuance of debt	39,318	—
Net proceeds from underwritten public offering	141,390	—
Net proceeds from revenue interest financing transaction	172,675	95,446
Net proceeds from issuance of common stock under ATM facility	14,073	24,596
Net cash provided by financing activities	367,580	120,042

Net increase (decrease) in cash and cash equivalents and restricted cash	228,366	(27,529)
Cash and cash equivalents and restricted cash – beginning of period	155,890	183,419
Cash and cash equivalents and restricted cash – end of period	$384,256	$155,890

Supplemental disclosure of cash flow information
Interest paid	$11,133	$7,033
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$18	$138
Final interest payment fee	$2,200	$—
Settlement of ESPP liability in common stock	$1,417	$909
Settlement of 401(k) liability in common stock	$1,612	$1,116
Operating lease liabilities arising from obtaining right-of-use assets	$—	$554

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

On October 27, 2023, the U.S. Food and Drug Administration, or FDA, approved the prior approval supplements to our new drug applications, or NDAs, for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. Additionally, on November 1, 2023, the FDA approved our NDA for VOQUEZNA tablets. As a result, the Company initiated commercial launch for VOQUEZNA for both the Erosive GERD and H. pylori indications, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for treatment of H. pylori infection in the fourth quarter of 2023.

Liquidity and Capital Resources

From inception to December 31, 2023, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial and approved product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, commercial launch of approved products, and providing other selling, general and administrative support for these operations. The Company has a limited operating history, generated limited revenue to date, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur additional net losses in the future. From inception to December 31, 2023, the Company has funded its operations through the issuance of convertible promissory notes, commercial bank debt, revenue interest financing debt, the sale of 10,997,630 shares of common stock for net proceeds of approximately $191.5 million in its 2019 IPO, the sale of 2,250,000 shares of common stock for net proceeds of approximately $88.6 million in its December 2020 follow-on public offering, the sale of 3,929,116 shares of common stock for net proceeds of approximately $38.7 million in its issuances of common stock pursuant to the Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150 million, or the ATM Offering, and the sale of 12,793,750 shares of common stock for net proceeds of approximately $141.4 million in its May 2023 public offering.

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for net product revenues and research and development expenses, the valuation for the revenue interest financing liability, and various other equity instruments. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, are classified within the Level 1 designation discussed above, while accounts receivable, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short-term maturities.

The Company has no financial assets measured at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

As of December 31, 2023 and 2022, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts and money market funds. Restricted cash primarily consists of cash deposited by the Company to secure corporate leased vehicles.

Accounts Receivable, Net

Accounts receivable consists of amounts due from customers, primarily wholesale distributors, net of customer allowances for prompt pay discounts, distribution service fees, and other adjustments. Our contracts with customers have standard payment terms. The Company assesses the need for an allowance for doubtful accounts primarily based on creditworthiness, historical payment experience and general economic conditions. The Company has not experienced any credit losses to date given our limited commercial operations with any of its customers, and has not currently recognized any allowance for doubtful accounts.

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

The Company is also subject to credit risk from our accounts receivable related to our product sales. The Company monitors exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company extends credit primarily to pharmaceutical wholesale distributors. Customer creditworthiness is monitored and collateral is not required. The amount of the allowance for credit losses is determined primarily on the basis of collection experience and known financial factors regarding specific customers.

As of December 31, 2023, three customers accounted for 87% of the accounts receivable balance, with each of these individual customers ranging from 28% to 30% of the accounts receivable balance. For the year ended December 31, 2023, three customers accounted for 86% of our product sales, with each of these individual customers ranging from 27% to 30% of our product sales.

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

Property, Plant, and Equipment, Net

Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. Computer equipment and related software are depreciated over two to three years. Equipment is depreciated over five years. Furniture and fixtures are depreciated over three years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through December 31, 2023 and 2022.

Other Long-Term Assets

Other long-term assets consist of deposits relating to our copay and patient support programs and security deposits on our leased properties.

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

Revenue Interest Financing Liability

The Company entered into a revenue interest financing agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules Capital, Inc., or Hercules, together with NQ and Sagard, the Initial Investors, in which the Company received funds in return for royalties on net sales of products containing vonoprazan, in May 2022. Subsequently, in October 2022, the Company entered into a Joinder Agreement with the Initial Investors and CO Finance LVS XXXVII LLC or the Additional Investor, together as the Investors. The net proceeds received under the transactions are recognized as short-term and long-term liabilities with interest expense based on an imputed effective rate derived from the expected future payments to the Investors. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments to the Investors. Changes in future payments to the Investors from previous estimates are included in current and future financing expense.

Revenue Recognition

Pursuant to Accounting Standards Codification 606, Revenue from Contracts with Customers or ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Product Revenue, Net

The Company sells its product to its customers in the United States. The Company’s customers subsequently resell the products to pharmacies and health care providers. In accordance with ASC 606, the Company recognizes net product revenues from sales when the customers obtain control of the Company’s products, which typically occurs upon delivery to the Customer.

Revenues from product sales are recorded at the net sales price, or transaction price, which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution service fees, (b) government and private payor rebates, chargebacks, discounts and fees, (c) product returns and (d) costs of co-pay assistance programs for patients, as well as other incentives for certain indirect customers. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to accounts receivable, net if payable to a customer or accrued expenses if payable to a third-party. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Distribution Service Fees: The Company engages with wholesalers to distribute its products to end customers. The Company pays the wholesalers a fee for services such as: Data Reporting, Inventory Management, Chargeback Administration and Service Level Commitment. The Company estimates the amount of distribution services fees to be paid to the customers and adjusts the transaction price with the amount of such estimate at the time of sale to the customer.

Prompt Pay Discounts: The Company provides its customers with a percentage discount on their invoice if the customers pay within the agreed upon timeframe. The Company estimates the probability of customers paying promptly and the percentage of discount outlined in the agreement, and deducts the full amount of these discounts from its gross product revenues and accounts receivable at the time such revenues are recognized.

Product Returns: The Company provides customers a return credit in the amount of the purchase price paid by customers for all products returned in accordance with the Company’s returned goods policy. In the initial sales period, the Company estimates its provision for sales returns based on industry data and adjusts the transaction price with such estimate at the time of sale to the customer. Once sufficient history has been collected for product returns, the Company will utilize that history to inform its estimate assumption. Once the product is returned, it is destroyed. The Company does not record a right-of-return asset.

Chargebacks: A chargeback is the difference between the manufacturer's invoice price to the wholesaler and the contract price the wholesaler’s customer has negotiated directly with the manufacturer. The wholesaler tracks these sales and "charges back" the manufacturer for the difference between the negotiated prices paid between the wholesaler's customers and wholesaler's acquisition cost. The Company estimates the percentage of goods sold that are eligible for chargeback and adjusts the transaction price for such discount at the time of sale to the customer.

Administration Fees: The Company engages with Pharmacy Benefit Managers, or PBMs, to administer prescription-drug plans for people with third-party insurance through a self-insured employer, health insurance plan, labor union or government plan. The Company pays PBMs “administrative fees” for their role in providing utilization data, administering rebates, and administering claims payments. The Company estimates the amount of administration fees to be paid to PBMs and adjusts the transaction price with the amount of such estimate at the time of sale to the customer.

Rebates: Rebates apply to:

•
Medicaid, managed care, and supplemental rebates to all applicable states as defined by the statutory government pricing calculation requirements under the Medicaid Drug Rebate Program, and;
•
Medicare Part D and Commercial Managed Care rebates are paid based on the contracts with PBMs and Managed Care Organizations. Rebates are paid to these entities upon receipt of an invoice from the contracted entity which is based on the utilization of the product by the members of the contracted entity. The Company estimates the percentage of goods sold that are eligible for rebates and adjusts the transaction price for such discounts at the time of sale to the customers.

Coverage Gap: The Medicare Part D coverage gap, also called the donut hole, is a period of consumer payment for prescription medication costs which lies between the initial coverage limit and the catastrophic-coverage threshold, when the patient is a member of a Medicare Part D prescription-drug program administered by the Centers for Medicare & Medicaid Services. The Company estimates the percentage of goods sold under Coverage Gap and adjusts the transaction price for such discount at the time of sale to the Customer. The Company makes significant estimates and judgments that materially affect its recognition of net product revenue. Claims by third-party payors for rebates, chargebacks and discounts frequently are submitted to the Company significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. The Company will adjust its estimates based on new information, including information regarding actual rebates, chargebacks and discounts for its products, as it becomes available.

Cost of Revenue

Cost of revenue includes the cost of producing and distributing inventories that are related to product sales. This also includes royalties payable to Takeda Pharmaceutical Company Limited, or Takeda, pursuant to the Takeda License Agreement (Refer to Note 4 for further details). In addition, shipping and handling costs for product sales are recorded as incurred. Finally, cost of revenue may also include costs related to excess or obsolete inventory adjustment charges.

In connection with the FDA approvals of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK , the Company began capitalizing inventory manufactured or purchased. As a result, certain manufacturing costs associated with product shipments were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the current period. These previously expensed costs were not material for the year ended December 31, 2023.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries, stock-based compensation, facilities and third-party expenses. Selling, general and administrative expenses are associated with the activities of the commercial, executive, finance, accounting, information technology, legal, medical affairs and human resource functions.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs are included in selling, general and administrative expenses and were not material for the years ended December 31, 2023 and 2022.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the statements of operations in the period that includes the enactment date.

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

Beginning in 2022, the Tax Cuts and Jobs Act eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize domestic and foreign research and development expenditures over 5 years and 15 years, respectively. The requirement did not impact cash from operations in the periods presented.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the years ended December 31, 2023 and 2022, the Company has excluded weighted-average unvested shares of 34,503 and 686,703, respectively, from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, or ASU 2016-13, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. ASU 2016-13 also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods beginning after December 15, 2022 (fiscal year 2023 for the Company), and interim periods within those periods, with early adoption permitted. The Company adopted ASU 2016-13 effective January 1, 2023. The standard did not have a material impact on the financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments. There were no new accounting standards issued or adopted in year of 2023 that materially impacted or are expected to materially impact the Company's financial statements.

2. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following (in thousands):

	December 31,
	2023	2022
Computer equipment and software	$1,477	$1,078
Furniture and fixtures	1,089	1,086
Leasehold improvements	139	115
Equipment	1,487	—
Construction in process	—	399
Total property, plant and equipment, gross	4,192	2,678
Less: accumulated depreciation and amortization	(2,046)	(1,471)
Total property, plant and equipment, net	$2,146	$1,207

Depreciation and amortization expense for both the years ended December 31, 2023 and 2022 was approximately $0.6 million. No property, plant or equipment was disposed of during the years ended December 31, 2023 and 2022.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued research and development expenses	$1,009	$3,080
Accrued compensation expenses	13,318	8,447
Accrued professional & consulting expenses	1,771	3,000
Accrued sales discounts and allowances	982	—
Accrued other	117	151
Total accrued expenses	$17,197	$14,678

Inventory

Inventory consist of the following (in thousands):

December 31,
2023
Finished goods	$647
Raw materials	561
Total inventory, current	1,208
Raw materials, noncurrent	8,234
Total inventory	$9,442

Raw materials consist of materials, including active pharmaceutical ingredients, to be consumed in the production of inventory related to FDA approved products. Prior to FDA approvals, all costs related to manufacturing were charged to research and development expense in the period incurred, therefore, inventory is not included as of December 31, 2022. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed. Inventory, noncurrent includes inventory expected to remain on-hand beyond one year from the balance sheet date presented.

3. Related Party Transactions

Frazier is a principal stockholder of the Company with representation on the Board of Directors. Frazier is compensated for their participation on the Board of Directors and as of December 31, 2023 and December 31, 2022, the Company had $28,000 and $15,000, respectively, outstanding accounts payable and accrued expenses related to these services. For the years ended December 31, 2023 and 2022, the Company incurred $55,000 and $15,000, respectively, of expenses related to participation on the Board of Directors. Frazier is also a principal stockholder in PCI Pharma Services, or PCI. Starting in the third quarter of 2019, the Company engaged PCI for clinical manufacturing services. As of December 31, 2023 and 2022, the Company had $1.2 million and $1.1 million, respectively, in outstanding accounts payable and accrued expenses related to these manufacturing services. For the years ended December 31, 2023 and 2022, the Company incurred $0.6 million and $0.7 million, respectively, of expenses related to services performed by PCI.

Takeda became a common stockholder of the Company in connection with the May 2019 license agreement (see Note 4). In connection with the Takeda License, the Company entered into a temporary services agreement, or the Temporary Services Agreement, with Takeda on November 24, 2020. Pursuant to the Temporary Services Agreement, Takeda agreed to provide or procure the provision of services related to the ongoing clinical development of vonoprazan. The Temporary Services Agreement will terminate immediately upon termination of the Takeda License in accordance with its terms. As of December 31, 2023 and December 31, 2022, the Company had $1.5 million and $1.4 million, respectively, in outstanding accounts payable and accrued expenses related to these agreements. For the years ended December 31, 2023 and 2022, the Company incurred $0.1 million and $1.4 million, respectively, of expenses related to these agreements. The Company has no remaining minimum purchase obligation related to these agreements.

4. Commitments and Contingencies

License Agreement

On May 7, 2019, the Company entered into a license agreement with Takeda pursuant to which it was granted an exclusive license to commercialize vonoprazan fumarate in the United States, Canada and Europe, or the Takeda License. The Company also has the right to sublicense its rights under the agreement, subject to certain conditions. The agreement will remain in effect, on a country-by-country and product-by-product basis, until the later of (i) the expiration of the last to expire valid patent claim covering vonoprazan fumarate alone or in combination with at least one other therapeutically active ingredient, (ii) the expiration of the applicable regulatory exclusivity and (iii) 15 years from the date of first commercial sale, unless earlier terminated. The Company may terminate the Takeda License upon six months’ written notice. The Company and Takeda may terminate the Takeda License in the case of the other party’s insolvency or material uncured breach. Takeda may terminate the Takeda License if the Company challenges, or assists in challenging, licensed patents.

In consideration of the Takeda License, the Company (i) paid Takeda $25 million in cash, (ii) issued Takeda 1,084,000 shares of its common stock at a fair value of $5.9 million, (iii) issued the Takeda Warrant to purchase 7,588,000 shares of its common stock at an exercise price of $0.00004613 per share at an initial fair value of $47.9 million, and (iv) issued a right to receive an additional common stock warrant, or, the Takeda Warrant Right, should Takeda’s fully-diluted ownership of the Company represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately before the closing of the Company’s IPO, with a nominal initial fair value due to the low probability of issuance. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of the IPO, and no additional warrant was issued. In addition, the Company is obligated to pay Takeda up to an aggregate of $250 million in sales milestones upon the achievement of specified levels of product sales, and a low double-digit royalty rate on aggregate net sales of licensed products, subject to certain adjustments. The Takeda Warrant had an exercise price of $0.00004613 per share, and was to expire on May 7, 2029 and became exercisable upon the consummation of the IPO. All Takeda Warrants were exercised in 2022.

During the year ended December 31, 2023, the Company recorded $0.1 million of royalty expense under the Takeda License, which is included within accrued expenses as of December 31, 2023.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of €2.9 million, or approximately $3.2 million, in the first 24-month period following the launch of the final product. The Company has incurred $0.3 million and no expenses under the agreement during the years ended December 31, 2023 and 2022, respectively.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

5. Lease Commitments

As of December 31, 2023, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with weighted average remaining lease terms of 1.3 years and 1.7 years, respectively. All operating leases contain an option to extend the term for one additional five-year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the years ended December 31, 2023 and 2022 was approximately $1.1 million and $1.0 million, respectively.

The following table summarizes supplemental balance sheet information related to the operating leases (in thousands):

	December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$1,475	$2,287
Total right-of-use assets	1,475	2,287

Liabilities:
Operating lease liabilities, current	726	708
Operating lease liabilities, non-current	462	1,098
Total operating lease liabilities	$1,188	$1,806

As of December 31, 2023, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2024	$752
2025	513
Total minimum lease payments	1,265
Less: amount representing interest	(77)
Present value of operating lease liabilities	1,188
Less: operating lease liabilities, current	(726)
Operating lease liabilities	$462

Weighted-average remaining lease term (in years)	1.6
Weighted-average incremental borrowing rate	8.21%

Operating cash flows for both the years ended December 31, 2023 and 2022 included cash payments for operating leases of $1.1 million, of which $0.1 million as of December 31, 2023 were prepaid lease payments.

6. Debt

Total debt consists of the following (in thousands):

	December 31,
	2023	2022
Long-term debt, current portion	$—	$—
Long-term debt, non-current portion	148,057	104,474
Unamortized debt discount	(10,215)	(9,210)
Total debt, net of debt discount	$137,842	$95,264

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

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200 million, or the Term Loan, under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100 million, all of which was funded on the Closing Date, or the First Advance, (ii) a second tranche consisting of up to an additional $50 million, (iii) a third and fourth tranches consisting of an additional total $50 million, which became available to us in May 2022.

On September 27, 2022, the Company entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the date the second tranche of funding of $50 million will remain available to the Company has been moved until May 15, 2023, rather than December 15, 2022.

On May 9, 2023, the Company entered into the Third Amendment to Loan and Security Agreement, or the Third Loan Amendment, with the lenders, pursuant to which, among other things, (i) the second tranche availability was extended from through May 15, 2023, to through December 15, 2023, and became available on October 1, 2023, (ii) the third tranche availability was extended from through September 30, 2023, to through December 15, 2023, and became available on October 1, 2023, (iii) the effective date of the Performance Covenants was amended to provide an option to extend the covenant trigger date to May 15, 2024, subject to the achievement of the FDA approval of vonoprazan for Erosive GERD or the EE Milestone, prior to February 15, 2024, and (iv) the warrant agreement with Hercules was amended as described below. On November 1, 2023 the EE Milestone was achieved and the covenant trigger date was extended to May 15, 2024. In connection with the Third Loan Amendment, a tranche extension amendment fee of $150,000 and a covenant extension amendment fee of $100,000 was paid to the Agent. These fees have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

On December 14, 2023, the Company entered into a Fourth Amendment to Loan and Security Agreement, or the Fourth Loan Amendment, with the lenders, pursuant to which, among other things, (i) increases the aggregate principal amount of the term loans from $200 million to $300 million; (ii) provides for the possibility of accessing the remaining $200 million commitment through five tranches referred to as the second through sixth tranches, which are available subject to certain milestones and conditions: (a) Second Tranche: $50 million, $40 million of which was funded on December 14, 2023, available through March 15, 2024, (b) Third Tranche: $25 million available through June 15, 2024, (c) Fourth Tranche: $25 million available through December 15, 2024, (d) Fifth Tranche: $50 million available, subject to the achievement of trailing three month net revenues greater than $60 million, or the Fifth Tranche milestone, through June 30, 2025, and (e) Sixth Tranche: $50 million available, subject to the achievement of trailing three month net revenues greater than $80 million, or the Sixth Tranche milestone, through December 31, 2025; (iii) extends the interest only period and the maturity date from October 2026 to December 2027, (iv) reduces the cash interest rate from 10.75% (floating annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% to 9.85% (floating rate based on the greater of (a) 9.85% or (b) US WSJ Prime + 1.35%), provided that the cash interest rate shall be capped at 10.35% and upon the Company achieving the Sixth Tranche milestone, the cash interest floating rated shall be decreased by 0.35% to 9.50%, and (v) decreases the payment-in-kind interest rate from 3.35% per annum to 2.15% per annum. In connection with the Fourth Loan Amendment, an amendment fee of $250,000 was paid to the Agent and was recorded as a debt discount and being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

The Term Loan will mature on December 1, 2027, or the Maturity Date. The Term Loan bears (i) cash interest at a variable annual rate equal to the greater of (a) 9.85% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 1.35%, or the Interest Rate, and (ii) payment-in-kind interest at a per annum rate of interest equal to 2.15%. The Company may make payments of interest only through the Maturity Date. After the interest-only period, the principal balance and related interest will be required to be repaid in full on the Maturity Date.

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first term Loan advance was amended to become payable on October 1, 2026. As of December 31, 2023, the aggregate final payment fee for the first Term Loan Advance of $7.5 million and $2.2 million for the second Term Loan Advance, have both been recorded within other long-term liabilities.

Under the Fourth Loan Amendment the Company may elect to prepay all or a portion of the Term Loan Advances prior to maturity, subject to a prepayment fee of up to 1.25% of the then outstanding principal balance of the Term Loan Advances being prepaid when such prepayment occurs prior to October 1, 2026, or 0.50% if such prepayment occurs on or after October 1, 2026. After repayment, no Term Loan amounts may be borrowed again.

As collateral for the obligations, the Company has granted to Hercules a senior security interest in all of Company’s right, title, and interest in, to and under substantially all of Company’s property, inclusive of intellectual property.

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including financial covenants. The financial covenants under the Fourth Loan Amendment include (i) a minimum cash covenant and (ii) a performance covenant as follows:

(i)
Minimum cash covenant - The Company must maintain a minimum cash balance of 20% of the outstanding principal balance at all times. The minimum cash balance may be increased to 35% or 50% under performance covenant (b) below if the performance covenants (a) or (c) are not met beginning September 30, 2024 and all times thereafter.
(ii)
Performance covenant- Beginning September 30, 2024 and all times thereafter the Company must satisfy any one of the following:
a.
Market capitalization exceeding $900 million;
b.
Minimum cash balance exceeding (x) outstanding principal amount of term loans, multiplied by (y) (A) 50%, prior to achieving trailing three months net product revenue of greater than $35 million, and (B) 35% thereafter;
c.
Trailing three months net product revenue of at least (x) 30% of agreed upon projected net revenues for periods in the calendar year 2024 and 25% for all periods thereafter or (y) $120 million.

Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by Hercules, as collateral agent. As of December 31, 2023, the Company was in compliance with all applicable covenants under the Loan Agreement.

In connection with the entry into the Loan Agreement, the Company issued to Hercules a warrant, or, the Warrant, to purchase a number of shares of the Company’s common stock equal to 2.5% of the aggregate amount of the Term Loan advances funded, and will issue to Hercules additional warrants when future Term Loan advances are funded. On the Closing Date, the Company issued a Warrant for 74,782 shares of common stock. The Warrant will be exercisable for a period of seven years from the date of issuance at a per-share exercise price equal to $33.43, which was the closing price of the Company’s common stock on September 16, 2021. In connection with the entry into the Third Loan Amendment, we amended the form of warrants to be issued upon drawdowns of future tranches such that the exercise price of such warrants shall be equal to the lesser (i) of $11.6783, which was the trailing ten-day VWAP prior to entering into the Third Loan Amendment and (ii) the trailing ten-day VWAP preceding the date on which we drawdown future tranches. In connection with the entry into the Fourth Loan Amendment, we eliminated the warrant agreement for all future tranches. The Warrant issued with the initial tranche was not modified as part of this amendment. The exercise price and terms of the outstanding Warrant remain unchanged.

The initial $1.3 million fair value of the Warrant, the $9.7 million final interest payment fees and $3.5 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan.

Future minimum principal payments under the Term Loan, including the final payment fees, as of December 31, 2023 are as follows (in thousands):

Year ending December 31:
2024	$—
2025	—
2026	7,500
2027	163,444
2028	—
Total principal and interest payments	170,944
Less: payment-in-kind and final payment fee	(30,944)
Total term loan borrowings	$140,000

During the years ended December 31, 2023 and 2022, the Company recognized $17.1 million and $13.0 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Hercules Loan Agreement. As of December 31, 2023 and 2022, the Company had outstanding loan balance of $148.1 million and $104.5 million, respectively, and accrued interest of $1.1 and $0.9 million, respectively.

7. Revenue Interest Financing Liability

On May 3, 2022, the Company entered into a Revenue Interest Financing Agreement with Initial Investors NQ, Sagard, and Hercules pursuant to which the Company will receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, the Company received $100 million at the initial closing and received an additional $160 million upon FDA approval of VOQUEZNA for treatment of Erosive GERD during the fourth quarter of 2023.

Additionally, on October 31, 2022, the Company entered into a Joinder Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules, together as the investors. Under the terms of the Joinder Agreement, we received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, during the fourth quarter of 2023, and provides for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their rights of first offer regarding the Additional Investor Funding and the Additional Investor and joined the Revenue Interest Financing Agreement to extend commitments for the Additional Investor Funding. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount.

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

During the year ended December 31, 2023, the Company received gross proceeds of $175.0 million before deducting transaction costs of $2.3 million, resulting in net proceeds of $172.7 million. During the year ended December 31, 2022, the Company received gross proceeds of $100.0 million before deducting transaction costs of $4.6 million, which resulted in net proceeds of $95.4 million.

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in the current and future financing expense. The carrying value of the revenue interest financing liability was $306.9 million and $109.5 million as of December 31, 2023 and 2022, respectively.

Total revenue interest financing liability consists of the following (in thousands):

Liability balance as of January 1, 2022	$-
Proceeds from the Revenue Interest Financing Agreement	100,000
Less: transaction costs	(4,554)
Less: royalty payments and payables	—
Plus: interest expense	14,079
Ending liability balance as of December 31, 2022	$109,525

Liability balance as of January 1, 2023	$109,525
Proceeds from the Revenue Interest Financing Agreement	175,000
Less: transaction costs	(2,325)
Less: royalty payments and payables	—
Plus: interest expense	24,727
Ending liability balance as of December 31, 2023	306,927
Less: current portion	(7,111)
Long-term liability balance as of December 31, 2023	$299,816

During the years ended December 31, 2023 and 2022, the Company recognized $24.7 million and $14.1 million, respectively, of interest expense in connection with the revenue interest financing liability.

The Company will record liabilities associated with achievement of the sales milestone when such contingent event occurs. To determine the accretion of the liability related to the Revenue Interest Financing Agreement, the Company is required to estimate the total amount of future royalty payments and estimated timing of such payments based on the Company’s revenue projections. As royalty payments are made, the balance of the debt obligation will be effectively repaid. Based on the Company’s periodic review, the exact timing of repayment is likely to be different in each reporting period as compared to those estimated in the Company’s initial revenue projections. A significant increase or decrease in actual net sales of vonoprazan compared to the Company’s revenue projections could impact the interest expense associated with the revenue interest financing liability. Also, the Company’s total obligation can vary depending on default events and achievement of the sales milestone.

8. Stockholders’ Equity

Common Stock

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ending March 2023. The fair value of the founder shares at the date the repurchase right was granted was recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of December 31, 2023 and 2022, no shares and 79,064 shares, respectively, of common stock were subject to repurchase by the Company. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

From inception through December 31, 2023, the Company sold 26,041,380 shares of common stock, generating net proceeds of approximately $421.5 million, after deducting underwriting discounts, commissions and offering costs. This includes the May 2023 underwritten public offering, in which the Company sold 12,793,750 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase 1,668,750 shares, at a price of $11.75 per share for total gross proceeds of $150.3 million. The net purchase price after deducting underwriting discounts and commissions was $11.08 per share, which generated net proceeds of $141.8 million. The Company incurred an additional $0.4 million of offering expenses in connection with this public offering.

ATM Agreements

In November 2020, the Company entered into the Sales Agreement, pursuant to which, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. In September 2022, the Company sold 2,414,897 shares for net proceeds of approximately $24.6 million under the 2020 ATM Offering after deducting $0.8 million of issuance costs. In February 2023, the Company sold 1,514,219 shares for net proceeds of approximately $14.1 million under the ATM Offering after deducting $0.4 million of issuance costs. The Company utilized $39.9 million of the available $125 million under the ATM Offering prior to expiration in November 2023.

On November 9, 2023, the Company entered into an Open Market Sale AgreementSM, or the 2023 Sales Agreement, with Jefferies LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of the Company's common stock having an aggregate offering price of up to $150 million through the Sales Agent, or the ATM Offering. Sales of the Company's common stock made pursuant to the 2023 Sales Agreement, if any, will be made under the Company's shelf registration statement on Form S-3 which was filed on November 9, 2023 and declared effective by the SEC on November 17, 2023. As of December 31, 2023, the Company utilized none of the available $150 million under the ATM Offering.

A summary of the Company’s unvested shares is as follows:

Balance at December 31, 2022	254,437
Share vesting	(254,437)
Balance at December 31, 2023	—

For accounting purposes, unvested awards are considered issued, but not outstanding until they vest.

Common stock reserved for future issuance consists of the following:

December 31, 2023
Common stock warrants	91,228
Stock options, restricted stock units, and performance-based awards outstanding	7,203,973
Shares available for issuance under the 2019 Incentive Plan	1,110,376
Shares available for issuance under the ESPP Plan	973,298
Balance at December 31, 2023	9,378,875

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of December 31, 2023, and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

On July 14, 2023, the Company completed a voluntary, one-time stock option exchange program, or the Option Exchange, pursuant to which eligible employees were able to exchange certain outstanding stock options granted under the 2019 Plan for a lesser amount of new RSUs issued under the 2019 Plan. Participants in the Option Exchange received one RSU for every two shares of Phathom common stock underlying the eligible options surrendered. This exchange ratio was applied on a grant by grant basis. The Option Exchange resulted in 2,406,622 options being exchanged for 1,203,341 RSUs. The Company is recognizing an additional $2.2 million of incremental expense related to the Option Exchange to be recognized over a three-year vesting period.

As of December 31, 2023, 1,110,376 shares remain available for issuance, which reflects 4,492,336 stock options, performance-based units, and restricted stock units, or RSUs, awards granted, and 2,558,662 of awards cancelled or forfeited, during the year ended December 31, 2023 as well as an annual increase of 2,086,165 shares authorized on January 1, 2023.

Performance-Based Units

During 2020, the Company granted the initial performance-based units, or PSUs, whereby vesting depends upon the approval by the FDA of vonoprazan for H. pylori and then, or concurrent with, Erosive GERD. As of December 31, 2023, the PSU milestones have been achieved upon FDA approval of vonoprazan for H. pylori and Erosive GERD during the fourth quarter of 2023. As a result, stock-based compensation cost of $19.3 million was recognized within the statements of operations and comprehensive loss during the year ended December 31, 2023.

The following table summarizes PSU activity under the 2019 Incentive Award Plan during the years ended December 31, 2023 and 2022:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2022	394,300	$32.23
Granted	37,500	20.06
Vested	—	—
Forfeited	(19,500)	35.39
Unvested balance at December 31, 2022	412,300	$30.97
Granted	597,650	10.89
Vested	(1,009,950)	19.09
Forfeited	—	—
Unvested balance at December 31, 2023	—	$—

Restricted Stock Units

The following table summarizes RSU activity under the 2019 Incentive Award Plan during the years ended December 31, 2023 and 2022:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2022	—	$—
Granted	1,010,437	10.79
Vested	(102,453)	8.51
Forfeited	(30,517)	12.14
Unvested balance at December 31, 2022	877,467	$11.03
Granted(1)	2,419,776	11.77
Vested	(579,567)	9.85
Forfeited	(63,784)	13.07
Unvested balance at December 31, 2023	2,653,892	$11.91
(1)
The number of RSUs granted includes those exchanged in the Option Exchange (as defined above).

As of December 31, 2023, the Company had $26.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of RSUs vested during the years ended December 31, 2023 and 2022, was approximately $5.7 million and $0.9 million, respectively.

Employee Stock Purchase Plan

In October 2019, the Board of Directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. As of December 31, 2023, 973,298 shares of common stock remain available for issuance, which includes the 196,873 shares sold to employees during the year ended December 31, 2023 as well as an annual increase of 417,233 shares authorized on January 1, 2023.

The ESPP is considered a compensatory plan, and the Company recorded related stock-based compensation of $0.6 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2023	2022
Assumptions:
Expected term (in years)	0.49	0.50
Expected volatility	69.73%	68.59%
Risk free interest rate	5.03%	2.04%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards during 2023 and 2022 was $3.64 and $3.98, respectively. As of December 31, 2023, the total unrecognized compensation expense related to the ESPP was less than $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.5 months.

401(k) Plan

The Company established a 401(k) savings plan during the year ended December 31, 2020. The Company’s contributions to the plan are discretionary. During the years ended December 31, 2023 and 2022, the Company incurred $1.9 million and $1.3 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods. During the years ended December 31, 2023 and 2022, the Board of Directors approved employer matching contributions settled by contributing 135,956 and 101,540, respectively, shares of Company stock.

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

A summary of the Company’s stock option activity and related information is as follows during the years ended December 31, 2023 and 2022:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2022	4,186,729	$27.53	7.91	$13,973
Options granted	1,741,931	14.62
Options exercised	—	—
Options cancelled	(342,190)	29.32
Balance at December 31, 2022	5,586,470	$23.40	7.90	$4,476
Options granted	1,474,910	8.54
Options exercised	(16,421)	7.54
Options cancelled(1)	(2,494,878)	35.96
Balance at December 31, 2023	4,550,081	$11.75	7.50	$3,379
Options exercisable as of December 31, 2023	2,272,248	$12.65	6.14	$2,088
Vested and expected to vest as of December 31, 2023	4,550,081	$11.75	7.50	$3,379
(1)
The number of stock options cancelled includes those exchanged in the Option Exchange (as defined above).

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock at December 31, 2023. The total intrinsic value of stock options exercised for the year ended December 31, 2023 was approximately $0.1 million.

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2023 was $5.34 and during 2022 was $8.40 per option. As of December 31, 2023, the Company had $13.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.4 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2023	2022
Assumptions:
Expected term (in years)	6.04	5.88
Expected volatility	66.05%	66.00%
Risk free interest rate	3.65%	2.06%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2023	2022
Research and development expense	$12,302	$5,534
Selling, general and administrative expense	32,723	18,599
Total	$45,025	$24,133

9. Revenue Recognition

To date, our only source of revenue has been from the U.S. sales of VOQUEZNA products, which the Company began selling in November 2023. The Company records its best estimate of chargebacks, sales discounts and other reserves to which customers are likely to be entitled as contra accounts receivable charges on the balance sheet as of December 31, 2023. During the year ended December 31, 2023, we recognized $0.7 million of net product revenues related to sales of VOQUEZNA. Sales allowances and accruals mostly consisted of distribution fees and rebates.

10. Income Taxes

For the years ended December 31, 2023 and 2022, the Company did not record a provision for income taxes due to a full valuation against its deferred taxes. A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Income taxes computed at the statutory rate	$(42,334)	$(41,522)
State income taxes, net of federal benefit	(4,310)	—
Permanent items	1,310	1,605
Officers' compensation	2,534	1,109
Research and development credit	(2,971)	(2,453)
Change in state rate	(3,762)	—
Change in valuation allowance	49,745	41,137
Other	(212)	124
Provision (benefit) for income taxes	$—	$—

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$120,092	$85,918
Research credits	11,815	8,897
Intangible assets	33,095	25,319
Other	11,256	6,517
Gross deferred tax assets	176,258	126,651
Less valuation allowance	(175,915)	(126,170)
Deferred tax assets, net of valuation allowance	343	481
Deferred tax liabilities:
Other	(343)	(481)
Net deferred tax assets	$—	$—

Based upon the Company’s history of operating losses, the Company is unable to conclude that it is more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for its deferred tax assets as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $554.7 million and $408.7 million, respectively, which are carried over indefinitely.

As of December 31, 2023, the Company had approximately $62.3 million of state net operating loss carryforwards that begins to expire in 2036.

As of December 31, 2023, the Company has available federal research and development credits of $13.7 million which begin to expire in 2038. The Company has $1.3 million of state research and development credits, some of which, begin to expire in 2025.

The Company has not completed a formal analysis of the potential impact of Section 382 on its deferred tax assets as of December 31, 2023. Until this analysis has been completed, the Company has not adjusted any of its deferred tax assets, including net operating losses or research and development credits. The Company will reassess the amount of net operating losses and credits subject to limitation under Section 382 when a study is complete. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the Company’s effective tax rate.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2023	2022
Beginning balance	$2,327	$1,704
Increases related to prior year tax positions	51	—
Increases related to current year tax positions	632	623
Ending balance	$3,010	$2,327

As of December 31, 2023 and 2022, the Company has gross unrecognized tax benefits of $3,010 and $2,327, respectively, none of which would affect the effective tax rate due to a full valuation allowance. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company's policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company has no accrual for interest or penalties on its balance sheet as of December 31, 2023 and 2022, and has not recognized interest and/or penalties in its statement of operations for the years ended December 31, 2023 and 2022.

The Company is subject to taxation in the United States and various states. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10-29-2019	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on May 26, 2023	8-K	5-30-2023	3.1
3.3	Amended and Restated Bylaws, effective as of December 13, 2023	8-K	12-15-2023	3.1
4.1	Form of Common Stock Certificate	S-1/A	10-15-2019	4.1
4.2	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9-30-2019	4.3
4.3	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9-30-2019	4.4
4.4	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10-15-2019	4.5
4.5	Warrant to purchase stock issued to Hercules Capital, dated September 17, 2021	10-Q	11-8-2021	10.2
4.6	Form of Warrant to purchase stock issuable pursuant to the Loan and Security Agreement, as amended, by and between the Registrant and Hercules Capital, Inc.	10-Q	5-10-2023	4.6
4.7	First Amendment to Warrant to purchase stock issued to Hercules Capital, dated May 9, 2023	10-Q	5-10-2023	4.5
4.8	Description of Registered Securities				X
10.1#	Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.1
10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.2
10.3#	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.3
10.4#	Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan	S-1/A	10-15-2019	10.4
10.5#	Form of Stock Option Grant Notice and Stock Option Agreement under the Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan	10-Q	8-6-2020	10.3
10.6#	Phathom Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan	S-1/A	10-15-2019	10.5
10.7#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	8-10-2023	10.2

10.8#	Amended and Restated Employment Letter Agreement, dated September 25, 2019, by and between Azmi Nabulsi, M.D., M.P.H. and the Registrant	S-1	9-30-2019	10.9
10.9#	Form of Indemnification Agreement for Directors and Officers	S-1	9-30-2019	10.11
10.10†	License Agreement, dated May 7, 2019, by and between Takeda Pharmaceuticals Company Limited and the Registrant	S-1	9-30-2019	10.12
10.11#	Employment Letter Agreement, dated August 29, 2019, by and between Terrie Curran and the Registrant	S-1	9-30-2019	10.14
10.12†	Amendment No. 1 to Takeda License Agreement, dated September 21, 2020	10-K	3-30-2021	10.20
10.13†	Supply and Packaging Services Agreement, by and between Sandoz GmbH and the Registrant, dated December 30, 2020	10-K	3-30-2021	10.21
10.14†	Commercial Supply Agreement with Catalent Pharma Solutions, LLC entered into on July 2, 2021	10-Q	8-10-2021	10.4
10.15	Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant	10-Q	11-8-2021	10.1
10.16†	First Amendment to the Supply and Packaging Services Agreement, by and between Sandoz GmbH and the Registrant, dated December 4, 2021	10-K	3-1-2022	10.30
10.17#	Employment Letter Agreement, dated March 22, 2022, by and between Molly Henderson and the Company	10-Q	5-10-2022	10.1
10.18#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	10-Q	8-1-2022	10.2
10.19†	Revenue Interest Financing Agreement, dated May 3, 2022, by and among NovaQuest Capital Management, Sagard Holding Manager, Hercules Capital and the Registrant	10-Q	8-1-2022	10.3
10.20	First Amendment to the Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant	10-Q	8-1-2022	10.4
10.21†	Commercial Supply Agreement with Evonik Operations GmbH entered into on August 1, 2022	10-Q	11-9-2022	10.1
10.22	Second Amendment to the Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant	10-Q	11-9-2022	10.2
10.23†	Joinder and Waiver agreement dated October 31, 2022 by and among Hercules Capital, CO Finance LVS XXXVII LLC and the Registrant	10-K	2-28-2023	10.37
10.24^	Third Amendment to the Loan and Security Agreement, dated May 9, 2023, by and among Hercules Capital and the Registrant	10-Q	5-10-2023	10.1
10.25^	First Amendment to Vonoprazan Commercial Supply Agreement, dated August 1, 2022, by and among Evonik Operations GmbH and the Registrant	10-Q	8-10-2023	10.1
10.26†	First Amendment to the Commercial Supply Agreement, dated as of December 6, 2023, by and among Catalent Pharma Solutions, LLC and the Registrant				X
10.27^	Fourth Amendment to the Loan and Security Agreement, dated December 14, 2023, by and among Hercules Capital and the Registrant				X
10.28#	Phathom Pharmaceuticals Inc. 2024 Bonus Plan				X
23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney	X
31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Policy for Recovery of Erroneously Awarded Compensation	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101	X

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

^ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHATHOM PHARMACEUTICALS, INC.

/s/ Terrie Curran
Terrie Curran Chief Executive Officer

Date: March 7, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrie Curran Terrie Curran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2024

/s/ Molly Henderson Molly Henderson	Chief Financial and Business Officer (Principal Financial and Accounting Officer)	March 7, 2024

* Michael F. Cola	Director	March 7, 2024

* Frank Karbe	Director	March 7, 2024

* Heidi Kunz	Director	March 7, 2024

* Asit Parikh, M.D., Ph.D.	Director	March 7, 2024

* David Socks	Director	March 7, 2024

* Mark Stenhouse	Director	March 7, 2024

* James Topper, M.D., Ph.D.	Director	March 7, 2024

*By: /s/ Terrie Curran

Terrie Curran, Attorney-in-fact