Form 10-Q
period 2024-03-31
Phathom Pharmaceuticals, Inc.
filed 2024-05-09
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-39094

PHATHOM PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	82-4151574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Campus Drive, Suite 102 Florham Park, New Jersey	07932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 742-8466

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	PHAT	The Nasdaq Global Select Market

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

As of May 6, 2024, the registrant had 58,535,193 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$322,229	$381,393
Prepaid expenses and other current assets	12,748	13,194
Accounts receivable, net	3,879	1,637
Inventory	1,458	1,208
Total current assets	340,314	397,432
Property, plant and equipment, net	1,962	2,146
Operating lease right-of-use assets	1,264	1,475
Restricted cash	2,867	2,863
Inventory, noncurrent	8,400	8,234
Other long-term assets	1,692	1,692
Total assets	$356,499	$413,842
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable (including related party amounts of $33 and $25, respectively)	$8,403	$12,601
Accrued expenses (including related party amounts of $3,169 and $2,694, respectively)	16,541	17,197
Accrued interest	1,307	1,146
Operating lease liabilities, current	730	726
Current portion of revenue interest financing liability	16,478	7,111
Total current liabilities	43,459	38,781
Long-term debt, net of discount	149,023	137,842
Revenue interest financing liability	302,528	299,816
Operating lease liabilities	292	462
Other long-term liabilities	9,700	9,700
Total liabilities	505,002	486,601
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000 at March 31, 2024 and December 31, 2023; issued and outstanding shares — 58,524,101 and 57,970,044 at March 31, 2024 and December 31, 2023, respectively	5	5
Treasury stock — 19 shares at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	863,029	855,921
Accumulated deficit	(1,011,537)	(928,685)
Total stockholders’ deficit	(148,503)	(72,759)
Total liabilities and stockholders’ deficit	$356,499	$413,842

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Product revenue, net	$1,912	$—
Cost of revenue	426	—
Gross profit	1,486	—
Operating expenses:
Research and development (includes related party amounts of $679 and $175, respectively)	9,430	11,479
Selling, general and administrative (includes related party amounts of $20 and $3, respectively)	62,010	18,598
Total operating expenses	71,440	30,077
Loss from operations	(69,954)	(30,077)
Other income (expense):
Interest income	4,313	1,460
Interest expense	(17,168)	(9,217)
Other (expense) income, net	(43)	20
Total other expense	(12,898)	(7,737)
Net loss and comprehensive loss	$(82,852)	$(37,814)
Net loss per share, basic and diluted	$(1.42)	$(0.89)
Weighted-average shares of common stock outstanding, basic and diluted	58,371,480	42,354,520

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2023	57,970,044	$5	19	$855,921	$(928,685)	$(72,759)
401(k) matching contribution	93,736	—	—	712	—	712
Vesting of restricted stock units	340,542	—	—	—	—	—
Stock-based compensation	—	—	—	5,626	—	5,626
ESPP shares issued	119,779	—	—	770	—	770
Net loss	—	—	—	—	(82,852)	(82,852)
Balance at March 31, 2024	58,524,101	$5	19	$863,029	$(1,011,537)	$(148,503)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2022	41,468,871	$3	19	$652,276	$(727,093)	$(74,814)
401(k) matching contribution	52,130	—	—	456	—	456
Vesting of restricted shares and restricted stock units	414,119	—	—	—	—	—
Stock-based compensation	—	—	—	7,048	—	7,048
ESPP shares issued	121,801	—	—	856	—	856
Issuance of common stock under ATM facility	1,514,219	1	—	14,072	—	14,073
Net loss	—	—	—	—	(37,814)	(37,814)
Balance at March 31, 2023	43,571,140	$4	19	$674,708	$(764,907)	$(90,195)

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(82,852)	$(37,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214	146
Stock-based compensation	5,626	7,048
Issuance of PIK interest debt	806	877
Accrued interest on revenue interest financing liability	12,079	5,154
Amortization of debt discount	474	496
Other	1,654	763
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	447	(5,143)
Accounts receivable, net	(2,243)	—
Accounts payable and accrued expenses (includes changes in related party amounts of $484 and $137, respectively)	(5,015)	(11,303)
Accrued interest	161	57
Operating right-of-use assets and lease liabilities	45	50
Inventory	(416)	—
Net cash used in operating activities	(69,020)	(39,669)
Cash flows from investing activities
Cash paid for property, plant and equipment	(40)	(214)
Net cash used in investing activities	(40)	(214)
Cash flows from financing activities
Net proceeds from issuance of debt	9,900	—
Net proceeds from issuance of common stock under ATM facility	—	14,072
Net cash provided by financing activities	9,900	14,072
Net decrease in cash and cash equivalents and restricted cash	(59,160)	(25,811)
Cash and cash equivalents and restricted cash – beginning of period	384,256	155,890
Cash and cash equivalents and restricted cash – end of period	$325,096	$130,079

Supplemental disclosure of cash flow information
Interest paid	$3,740	$2,546
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$7	$—
Settlement of ESPP liability in common stock	$770	$856
Settlement of 401(k) liability in common stock	$712	$456

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

On October 27, 2023, the U.S. Food and Drug Administration, or FDA, approved the prior approval supplements to the Company's new drug applications, or NDAs, for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. Additionally, on November 1, 2023, the FDA approved the Company's NDA for VOQUEZNA tablets. As a result, the Company initiated commercial launch for VOQUEZNA for both the Erosive GERD and H. pylori indications, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for treatment of H. pylori infection in the fourth quarter of 2023.

Liquidity and Capital Resources

From inception to March 31, 2024, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial and approved product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, commercially launching its approved products, and providing other selling, general and administrative support for these operations. The Company has a limited operating history, has generated limited revenue to date, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur additional net losses in the future. The Company has funded its operations primarily through commercial bank debt, the revenue interest financing debt and various equity offerings, including the Company's at-the-market, or ATM, offerings. From inception through March 31, 2024, the Company sold 26,041,380 shares of common stock, generating net proceeds of approximately $421.5 million, after deducting underwriting discounts, commissions and offering costs.

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for net product revenues, research and development expenses, and the valuation for the revenue interest financing liability. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

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

As of March 31, 2024 and December 31, 2023, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts and money market funds. Restricted cash primarily consists of cash deposited by the Company to secure corporate leased vehicles.

Accounts Receivable, Net

Accounts receivable consists of amounts due from customers, primarily wholesale distributors, net of customer allowances for prompt pay discounts, distribution service fees, and other adjustments. Our contracts with customers have standard payment terms. The Company assesses the need for an allowance for credit losses primarily based on creditworthiness, historical payment experience and general economic conditions. The Company has not experienced any credit losses to date given our limited commercial operations with any of its customers, and has not currently recognized a material allowance for credit losses.

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

The Company is also subject to credit risk from our accounts receivable related to our product sales. The Company monitors exposure within accounts receivable and records a reserve against uncollectible accounts receivable as necessary. The Company extends credit primarily to wholesale distributors. Customer creditworthiness is monitored and collateral is not required. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined on the basis of historical experience, current information, and forecasts of future economic conditions. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including its previous loss history, individual credit risk associated to each customer, and the current and future conditions of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such customer. The Company makes concerted efforts to collect all outstanding balances due from customers; however, account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to customers.

As of March 31, 2024, three customers accounted for 80% of the accounts receivable balance, with each of these individual customers ranging from 22% to 30% of the accounts receivable balance. As of December 31, 2023, three customers accounted for 87% of the accounts receivable balance, with each of these individual customers ranging from 28% to 30% of the accounts receivable balance. For the three months ended March 31, 2024, three customers accounted for 70% of our product sales, with each of these individual customers ranging from 20% to 25% of our product sales.

Inventory

The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. Inventory consists of bulk active pharmaceutical ingredients that are used to manufacture vonoprazan tablets. Inventory related to indications prior to regulatory approval has been included in research and development expense in the period of purchase.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded for the three months ended March 31, 2024 and 2023.

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

Revenue Interest Financing Liability

The Company entered into a revenue interest financing agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules Capital, Inc., or Hercules, together with NQ and Sagard, the Initial Investors, in which the Company received funds in return for royalties on net sales of products containing vonoprazan, in May 2022. Subsequently, in October 2022, the Company entered into a Joinder Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, together as the Investors. The net proceeds received under the transactions are recognized as short-term and long-term liabilities with interest expense based on an imputed effective rate derived from the expected future payments to the Investors. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments to the Investors. Changes in future payments to the Investors from previous estimates are included in current and future financing expense.

Revenue Recognition

Pursuant to Accounting Standards Codification 606, Revenue from Contracts with Customers, or ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Product Revenue, Net

The Company sells its product to its customers, primarily wholesale distributors, in the United States. The Company’s customers subsequently resell the products to pharmacies and health care providers. In accordance with ASC 606, the Company recognizes net product revenues from sales when the customers obtain control of the Company’s products, which typically occurs upon delivery to the customer.

Revenues from product sales are recorded at the net sales price, or transaction price, which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution service fees, (b) government and private payor rebates, chargebacks, discounts and fees, (c) product returns and (d) costs of co-pay assistance programs for patients, as well as other incentives for certain indirect customers. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to accounts receivable, net if payable to a customer or accrued expenses if payable to a third-party or related to product returns. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Distribution Service Fees: The Company engages with wholesalers to distribute its products to end customers. The Company pays the wholesalers a fee for services such as: Data Reporting, Inventory Management, Chargeback Administration and Service Level Commitment. The Company estimates the amount of distribution services fees to be paid to the customers based on a contractually fixed percentage of wholesaler acquisition costs and are calculated at the time of sale based on the purchase amount and the transaction price is adjusted with the amount of such estimate at the time of sale to the customer.

Prompt Pay Discounts: The Company provides its customers with a percentage discount on their invoice if the customers pay within the agreed upon timeframe. The Company estimates the probability of customers paying promptly and the percentage of discount outlined in the agreement, and deducts the full amount of these discounts.

Product Returns: The Company provides customers a return credit in the amount of the purchase price paid by customers for all products returned in accordance with the Company’s returned goods policy. In the initial sales period, the Company estimates its provision for sales returns based on industry data and adjusts the transaction price with such estimate at the time of sale to the customer. Once sufficient history has been collected for product returns, the Company will utilize that history to inform its estimate assumptions. Once the product is returned, it is destroyed. The Company does not record a right-of-return asset.

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

Rebates: Rebates apply to:

•
Medicaid, managed care, and supplemental rebates to all applicable states as defined by the statutory government pricing calculation requirements under the Medicaid Drug Rebate Program, and
•
Medicare Part D and Commercial Managed Care rebates are paid based on the contracts with PBMs and Managed Care Organizations. Rebates are paid to these entities upon receipt of an invoice from the contracted entity which is based on the utilization of the product by the members of the contracted entity.

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

The Company makes significant estimates and judgments that materially affect its recognition of net product revenue. Claims by third-party payors for rebates, chargebacks and discounts frequently are submitted to the Company significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. The Company will adjust its estimates based on new information, including information regarding actual rebates, chargebacks, co-pays and discounts for its products, as it becomes available.

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

In connection with the FDA approvals of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK , the Company began capitalizing inventory manufactured by or purchased from third parties. As a result, certain manufacturing costs associated with product shipments were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the current period. These previously expensed costs were not material for the three months ended March 31, 2024.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries and employee-related costs, including stock-based compensation, for personnel in commercial, executive, finance, accounting, information technology, legal, medical affairs and human resources functions.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs for the three months ended March 31, 2024 were approximately $6.8 million and are included in selling, general and administrative expenses. Advertising and marketing costs were not material for the three months ended March 31, 2023.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the three months ended March 31, 2024, the Company had no weighted-average unvested shares to exclude from the weighted-average number of common shares outstanding. For the three months ended March 31, 2023, the Company excluded 132,514 of weighted-average unvested shares from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

Recently Adopted Accounting Standards

There were no recently adopted accounting standards which would have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no new material accounting standards issued in the first quarter of 2024 that impacted the Company.

2. Balance Sheet Details

Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Computer equipment and software	$1,501	$1,477
Furniture and fixtures	1,094	1,089
Leasehold improvements	140	139
Equipment	1,487	1,487
Total property, plant and equipment, gross	4,222	4,192
Less: accumulated depreciation and amortization	(2,260)	(2,046)
Total property, plant and equipment, net	$1,962	$2,146

Depreciation and amortization expense for each of the three months ended March 31, 2024 and 2023 was approximately $0.2 million and $0.1 million, respectively. No property, plant or equipment was disposed of during the three months ended March 31, 2024 or the year ended December 31, 2023.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued compensation expenses	$10,057	$13,318
Accrued professional & consulting expenses	1,830	1,771
Accrued research and development expenses	405	1,009
Accrued sales discounts and allowances	3,352	982
Accrued other	897	117
Total accrued expenses	$16,541	$17,197

Inventory

Inventory consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Finished goods	$818	$647
Raw materials	640	561
Total inventory, current	1,458	1,208
Raw materials, noncurrent	8,400	8,234
Total inventory	$9,858	$9,442

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

3. Related Party Transactions

Frazier Life Sciences IX, L.P., or Frazier, is a principal stockholder of the Company with representation on the Board of Directors. Frazier is compensated for their participation on the Board of Directors and as of March 31, 2024 and December 31, 2023, the Company had $14,000 and $28,000, respectively, in outstanding accounts payable and accrued expenses related to these services. For the three months ended March 31, 2024 and 2023, the Company incurred $20,000 and $3,000, respectively, of expenses related to participation on the Board of Directors. Frazier is also a principal stockholder in PCI Pharma Services, or PCI. Starting in the third quarter of 2019, the Company engaged PCI for clinical manufacturing services. As of March 31, 2024 and December 31, 2023, the Company had $1.7 million and $1.2 million, respectively, in outstanding accounts payable and accrued expenses related to these manufacturing services. For the three months ended March 31, 2024 and 2023, the Company incurred $0.7 million and $0.1 million, respectively, of expenses related to services performed by PCI.

Takeda became a common stockholder of the Company in connection with the May 2019 license agreement (see Note 4). In connection with the license agreement between the Company and Takeda, pursuant to which it was granted an exclusive license to commercialize vonoprazan fumarate in the United States, Canada and Europe, or the Takeda License, the Company entered into a temporary services agreement, or the Temporary Services Agreement, with Takeda on November 24, 2020. Pursuant to the Temporary Services Agreement, Takeda agreed to provide or procure the provision of services related to the ongoing clinical development of vonoprazan. The Temporary Services Agreement will terminate immediately upon termination of the Takeda License in accordance with its terms. As of March 31, 2024 and December 31, 2023, the Company had $1.5 million in outstanding accounts payable and accrued expenses related to these agreements. For the three months ended March 31, 2024 and 2023, the Company incurred no expense and $0.1 million, respectively, of expenses related to these agreements. The Company has no remaining minimum purchase obligation related to these agreements.

4. Commitments and Contingencies

License Agreement

On May 7, 2019, the Company entered into the Takeda License. The Company also has the right to sublicense its rights under the agreement, subject to certain conditions. The agreement will remain in effect, on a country-by-country and product-by-product basis, until the later of (i) the expiration of the last to expire valid patent claim covering vonoprazan fumarate alone or in combination with at least one other therapeutically active ingredient, (ii) the expiration of the applicable regulatory exclusivity and (iii) 15 years from the date of first commercial sale, unless earlier terminated. The Company may terminate the Takeda License upon six months’ written notice. The Company and Takeda may terminate the Takeda License in the case of the other party’s insolvency or material uncured breach. Takeda may terminate the Takeda License if the Company challenges, or assists in challenging, licensed patents.

In consideration of the Takeda License, the Company (i) paid Takeda $25 million in cash, (ii) issued Takeda 1,084,000 shares of its common stock at a fair value of $5.9 million, (iii) issued the Takeda Warrant to purchase 7,588,000 shares of its common stock at an exercise price of $0.00004613 per share at an initial fair value of $47.9 million, and (iv) issued a right to receive an additional common stock warrant, or the Takeda Warrant Right, should Takeda’s fully-diluted ownership of the Company represent less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately before the closing of the Company’s initial public offering, or IPO, with a nominal initial fair value due to the low probability of issuance. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of the IPO, and no additional warrant was issued. In addition, the Company is obligated to pay Takeda up to an aggregate of $250 million in sales milestones upon the achievement of specified levels of product sales, and a low double-digit royalty rate on aggregate net sales of licensed products, subject to certain adjustments. The Takeda Warrant had an exercise price of $0.00004613 per share, and was to expire on May 7, 2029 and became exercisable upon the consummation of the IPO. All Takeda Warrants were exercised by March 2022.

During the three months ended March 31, 2024, the Company recorded $0.2 million of royalty expense under the Takeda License, which is included within accrued expenses as of March 31, 2024.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of €2.9 million, or approximately $3.2 million, in the first 24-month period following the launch of the final product. The Company incurred no expenses under the agreement during the three months ended March 31, 2024 and 2023. As of March 31, 2024, €2.6 million, or approximately $2.8 million, remains of the minimum purchase obligation.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

5. Lease Commitments

As of March 31, 2024, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with weighted average remaining lease terms of 1.1 years and 1.4 years, respectively. All operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for each of the three months ended March 31, 2024 and 2023 was approximately $0.3 million. Total short-term lease costs relating to leased vehicles was approximately $2.2 million for the three months ended March 31, 2024, and was not material for the three months ended March 31, 2023.

As of March 31, 2024, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2024	$565
2025	513
Total minimum lease payments	1,078
Less: amount representing interest	(56)
Present value of operating lease liabilities	1,022
Less: operating lease liabilities, current	(730)
Operating lease liabilities	$292

Weighted-average remaining lease term (in years)	1.35
Weighted-average incremental borrowing rate	8.22%

Operating cash flows for each of the three months ended March 31, 2024 and 2023 included cash payments for operating leases of approximately $0.2 million.

6. Debt

Total debt consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Long-term debt, current portion	$—	$—
Long-term debt, non-current portion	158,863	148,057
Unamortized debt discount	(9,840)	(10,215)
Total debt, net of debt discount	$149,023	$137,842

On September 17, 2021, or the Closing Date, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., in its capacity as administrative agent and collateral agent and as a lender, or, in such capacity, the Agent or Hercules, and the other financial institutions that from time to time become parties to the Loan Agreement as lenders, or, collectively, the Lenders.

The Loan Agreement provides for term loans in an aggregate principal amount of up to $200 million, or the Term Loan, under multiple tranches. The tranches consist of (i) a first tranche consisting of term loans in an aggregate principal amount of $100 million, all of which was funded on the Closing Date, or the First Advance, (ii) a second tranche consisting of up to an additional $50 million, (iii) a third and fourth tranches consisting of an additional total $50 million, which became available in May 2022.

On September 27, 2022, the Company entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the date the second tranche of funding of $50 million will remain available to the Company has been moved until May 15, 2023, rather than December 15, 2022.

On May 9, 2023, the Company entered into the Third Amendment to Loan and Security Agreement, or the Third Loan Amendment, with the lenders, pursuant to which, among other things, (i) the second tranche availability was extended from through May 15, 2023, to through December 15, 2023, and became available on October 1, 2023, (ii) the third tranche availability was extended from through September 30, 2023, to through December 15, 2023, and became available on October 1, 2023, (iii) the effective date of the performance covenants was amended to provide an option to extend the covenant trigger date to May 15, 2024, subject to the achievement of the FDA approval of vonoprazan for Erosive GERD or the EE Milestone, prior to February 15, 2024, and (iv) the warrant agreement with Hercules was amended as described below. On November 1, 2023, the EE Milestone was achieved and the covenant trigger date was extended to May 15, 2024. In connection with the Third Loan Amendment, a tranche extension amendment fee of $150,000 and a covenant extension amendment fee of $100,000 was paid to the Agent. These fees have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

On December 14, 2023, the Company entered into a Fourth Amendment to Loan and Security Agreement, or the Fourth Loan Amendment, with the lenders, pursuant to which, among other things, (i) increases the aggregate principal amount of the term loans from $200 million to $300 million; (ii) provides for the possibility of accessing the remaining $200 million commitment through five tranches referred to as the second through sixth tranches, which are available subject to certain milestones and conditions: (a) Second Tranche: $50 million, $40 million of which was funded on December 14, 2023, available through March 15, 2024, (b) Third Tranche: $25 million available through June 15, 2024, (c) Fourth Tranche: $25 million available through December 15, 2024, (d) Fifth Tranche: $50 million available, subject to the achievement of a specified revenue milestone, or the Fifth Tranche milestone, through June 30, 2025, and (e) Sixth Tranche: $50 million available, subject to the achievement of a specific revenue milestone, or the Sixth Tranche milestone, through December 31, 2025; (iii) extends the interest only period and the maturity date from October 2026 to December 2027, (iv) reduces the cash interest rate from 10.75% (floating annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% to 9.85% (floating rate based on the greater of (a) 9.85% or (b) US WSJ Prime + 1.35%), provided that the cash interest rate shall be capped at 10.35% and upon the Company achieving the Sixth Tranche milestone, the cash interest floating rated shall be decreased by 0.35% to 9.50%, and (v) decreases the payment-in-kind interest rate from 3.35% per annum to 2.15% per annum. In connection with the Fourth Loan Amendment, an amendment fee of $250,000 was paid to the Agent and was recorded as a debt discount and is being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

On March 15, 2024, the Company drew down on the remaining $10 million available of the Second Tranche.

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

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first term Loan advance was amended to become payable on October 1, 2026. As of March 31, 2024, the aggregate final payment fee for the first Term Loan Advance of $7.5 million and $2.2 million for the second Term Loan Advance, have both been recorded within other long-term liabilities.

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
(ii)
Performance covenant - Beginning September 30, 2024 and all times thereafter the Company must satisfy any one of the following:
a.
Market capitalization exceeding $900 million;
b.
Minimum cash balance exceeding (x) outstanding principal amount of term loans, multiplied by (y) (A) 50%, prior to achieving trailing three months net product revenue of greater than $35 million, and (B) 35% thereafter; or
c.
Trailing three months net product revenue of at least (x) 30% of agreed upon projected net revenues for periods in the calendar year 2024 and 25% for all periods thereafter or (y) $120 million.

Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by Hercules, as collateral agent. As of March 31, 2024, the Company was in compliance with all applicable covenants under the Loan Agreement.

In connection with the entry into the Loan Agreement, the Company issued to Hercules a warrant, or the Warrant, to purchase a number of shares of the Company’s common stock equal to 2.5% of the aggregate amount of the Term Loan advances funded, and will issue to Hercules additional warrants when future Term Loan advances are funded. On the Closing Date, the Company issued a Warrant for 74,782 shares of common stock. The Warrant will be exercisable for a period of seven years from the date of issuance at a per-share exercise price equal to $33.43, which was the closing price of the Company’s common stock on September 16, 2021. In connection with the entry into the Third Loan Amendment, the Company amended the form of warrants to be issued upon drawdowns of future tranches such that the exercise price of such warrants shall be equal to the lesser (i) of $11.6783, which was the trailing ten-day VWAP prior to entering into the Third Loan Amendment and (ii) the trailing ten-day VWAP preceding the date on which the Company drawdown future tranches. In connection with the entry into the Fourth Loan Amendment, the Company eliminated the warrant agreement for all future tranches. The Warrant issued with the initial tranche was not modified as part of this amendment. The exercise price and terms of the outstanding Warrant remain unchanged.

The initial $1.3 million fair value of the Warrant, the $9.7 million final interest payment fees and $3.5 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan.

Future minimum principal payments under the Term Loan, including the final payment fee, as of March 31, 2024 are as follows (in thousands):

Year ending December 31:
2024	$—
2025	—
2026	7,500
2027	174,276
2028	—
Total principal and interest payments	181,776
Less: payment-in-kind and final payment fee	(31,776)
Total term loan borrowings	$150,000

During the three months ended March 31, 2024 and 2023, the Company recognized $5.0 million and $4.0 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Hercules Loan Agreement. As of March 31, 2024, the Company had an outstanding loan balance of $158.9 million and accrued interest of $1.3 million.

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

Additionally, on October 31, 2022, the Company entered into a Joinder Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules, together as the investors. Under the terms of the Joinder Agreement, the Company received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, during the fourth quarter of 2023, and provides for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their rights of first offer regarding the Additional Investor Funding and the Additional Investor and joined the Revenue Interest Financing Agreement to extend commitments for the Additional Investor Funding. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount.

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

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in the current and future financing expense. The carrying value of the revenue interest financing liability was $319.0 million and $306.9 million as of March 31, 2024 and December 31, 2023, respectively.

Total revenue interest financing liability consists of the following (in thousands):

Liability balance as of January 1, 2023	$109,525
Proceeds from the Revenue Interest Financing Agreement	175,000
Less: transaction costs	(2,325)
Less: royalty payments and payables	—
Plus: interest expense	24,727
Ending liability balance as of December 31, 2023	306,927
Less: current portion	(7,111)
Long-term liability balance as of December 31, 2023	$299,816

Liability balance as of January 1, 2024	$306,927
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(68)
Plus: interest expense	12,147
Ending liability balance as of March 31, 2024	319,006
Less: current portion	(16,478)
Long-term liability balance as of March 31, 2024	$302,528

During the three months ended March 31, 2024 and 2023, the Company recognized $12.1 million and $5.2 million, respectively, of interest expense in connection with the revenue interest financing liability.

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

8. Stockholders’ Equity

Common Stock

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company had the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ended in March 2023. The fair value of the founder shares at the date the repurchase right was granted was recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of March 31, 2024, no shares of common stock were subject to repurchase by the Company. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

From inception through March 31, 2024, the Company sold 26,041,380 shares of common stock, generating net proceeds of approximately $421.5 million, after deducting underwriting discounts, commissions and offering costs. This includes the May 2023 underwritten public offering, in which the Company sold 12,793,750 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase 1,668,750 shares, at a price of $11.75 per share for total gross proceeds of $150.3 million. The net purchase price after deducting underwriting discounts and commissions was $11.08 per share, which generated net proceeds of $141.8 million. The Company incurred an additional $0.4 million of offering expenses in connection with this public offering.

ATM Offerings

On November 10, 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent. Sales of common stock made pursuant to the Sales Agreement, if any, were initially made under a shelf registration statement on Form S-3 which was filed on November 10, 2020 and declared effective by the SEC on November 16, 2020, which included an at-the-market prospectus pursuant to which the Company was able to sell shares of the Company's common stock having an aggregate offering price of up to $125 million, or the 2020 ATM Offering. In November 2023, the Company filed a shelf registration statement on Form S-3 which was filed on November 9, 2023 and declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which the Company may, from time to time, sell shares of common stock having an aggregate offering price of up to $150 million through the Sales Agent, or the 2023 ATM Offering. The Company is not obligated to, and cannot provide any assurances that the Company will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or the Company at any time. For the year ended December 31, 2023, the Company sold 1,514,219 shares for net proceeds of approximately $14.1 million after deducting $0.4 million of issuance costs. The Company used $39.9 million of the $125 million of shares available under the 2020 ATM Offering. As of March 31, 2024, all of the available $150 million under the 2023 ATM Offering remains available.

Common Stock Reserves

Common stock reserved for future issuance consists of the following:

March 31, 2024
Common stock warrants	91,228
Stock options and restricted stock units outstanding	9,163,884
Shares available for issuance under the 2019 Incentive Plan	1,708,426
Shares available for issuance under the ESPP Plan	1,433,220
Balance at March 31, 2024	12,396,758

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

On July 14, 2023, the Company completed a voluntary, one-time stock option exchange program, or the Option Exchange, pursuant to which eligible employees were able to exchange certain outstanding stock options granted under the 2019 Plan for a lesser amount of new restricted stock units, or RSUs, issued under the 2019 Plan. Participants in the Option Exchange received one RSU for every two shares of Phathom common stock underlying the eligible options surrendered. This exchange ratio was applied on a grant by grant basis. The Option Exchange resulted in 2,406,622 options being exchanged for 1,203,341 RSUs. The Company is recognizing an additional $2.2 million of incremental expense related to the Option Exchange to be recognized over a three-year vesting period.

As of March 31, 2024, 1,708,426 shares remain available for issuance, which reflects 2,595,112 stock options and RSUs awards granted, and 294,659 of awards cancelled or forfeited, during the three months ended March 31, 2024 as well as an annual increase of 2,898,503 shares authorized on January 1, 2024.

Performance-Based Units

During 2020, the Company granted the initial performance-based units, or PSUs, whereby vesting depended upon the approval by the FDA of vonoprazan for H. pylori and then, or concurrent with, Erosive GERD. The PSU milestones were achieved upon FDA approval of vonoprazan for H. pylori and Erosive GERD during the fourth quarter of 2023. No PSUs are outstanding as of March 31, 2024.

Restricted Stock Units

The following table summarizes RSU activity under the 2019 Plan during the three months ended March 31, 2024:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2024	2,653,892	$11.91
Granted	726,712	7.68
Vested	(340,542)	10.28
Forfeited	(134,993)	11.32
Unvested balance at March 31, 2024	2,905,069	$11.07

As of March 31, 2024, the Company had $27.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of RSUs vested during the three months ended March 31, 2024, was approximately $3.5 million.

Employee Stock Purchase Plan

In October 2019, the Board of Directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. As of March 31, 2024, 1,433,220 shares of common stock remain available for issuance, which includes the 119,779 shares sold to employees during the three months ended March 31, 2024 as well as an annual increase of 579,701 shares authorized on January 1, 2024.

The ESPP is considered a compensatory plan, and for the three months ended March 31, 2024 and 2023 the Company recorded related stock-based compensation of $0.5 million and $0.1 million, respectively. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2024	2023
Assumptions:
Expected term (in years)	0.49	0.49
Expected volatility	119.08%	69.10%
Risk free interest rate	5.16%	4.77%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards for the three months ended March 31, 2024 and 2023, were $3.59 and $2.87, respectively. As of March 31, 2024, the total unrecognized compensation expense related to the ESPP was $0.7 million, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

401(k) Plan

During 2020, the Company established a 401(k) savings plan. The Company’s contributions to the plan are discretionary. During the three months ended March 31, 2024 and 2023, the Company incurred $1.7 million and $0.8 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods. During the three months ended March 31, 2024 and 2023, the Board of Directors approved employer matching contributions settled by contributing 93,736 and 52,130, respectively, shares of common stock.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2024	4,550,081	$11.75	7.50	$3,379
Options granted	1,868,400	7.76
Options exercised	—	—
Options cancelled	(159,666)	10.07
Balance at March 31, 2024	6,258,815	$10.60	7.81	$11,944
Options exercisable as of March 31, 2024	2,661,798	$12.28	5.92	$4,280
Vested and expected to vest as of March 31, 2024	6,258,815	$10.60	7.81	$11,944

The estimated weighted-average fair value of employee and nonemployee director stock options granted for the three months ended March 31, 2024 and 2023 was $5.31 and $5.13, respectively, per option. As of March 31, 2024, the Company had $20.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.8 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2024	2023
Assumptions:
Expected term (in years)	6.07	6.08
Expected volatility	74.61%	63.77%
Risk free interest rate	4.05%	3.46%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expense	$1,249	$1,776
Selling, general and administrative expense	4,377	5,272
Total	$5,626	$7,048

9. Revenue Recognition

To date, our only source of revenue has been from the U.S. sales of VOQUEZNA products, which the Company began selling during the fourth quarter of 2023. The Company records its best estimate of chargebacks, sales discounts and other reserves to which customers are likely expected to be entitled to as contra accounts receivable charges, and within accrued expenses if payable to a third-party or related to product returns on the balance sheets. During the three months ended March 31, 2024, the Company recognized $1.9 million of net product revenues related to sales of VOQUEZNA. During the three months ended March 31, 2023, the Company had no net product revenues due to the launch of VOQUEZNA during the fourth quarter of 2023. Sales allowances and accruals mostly consisted of distribution fees and rebates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 Form 10-K.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our approved products, VOQUEZNA®, VOQUEZNA® TRIPLE PAK® and VOQUEZNA® DUAL PAK®, contain vonoprazan, an oral small molecule potassium-competitive acid blocker, or PCAB. PCABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan is the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years, and has shown rapid, potent, and durable anti-secretory effects. Vonoprazan has also demonstrated clinical benefits over the current standard of care as a single agent in the treatment of erosive gastroesophageal reflux disease, or Erosive GERD, also known as erosive esophagitis, and in combination with antibiotics for the treatment of Helicobacter pylori, or H. pylori, infection. Takeda Pharmaceutical Company Limited, or Takeda, developed vonoprazan and has received marketing approval in numerous countries in Asia and Latin America as well as Russia. Vonoprazan generated approximately $850 million in net sales in its seventh full year on the market since its approval in Japan in late 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda.

In 2021 we reported positive topline data from two pivotal Phase 3 clinical trials for vonoprazan: one for the treatment of H. pylori infection, or PHALCON-HP, and a second for the treatment of Erosive GERD, or PHALCON-EE. These data are supplemented by the extensive existing clinical data generated by Takeda as part of its development program for vonoprazan in Japan and other markets. In September 2021, we submitted two new drug applications, or NDAs, for combination packs that contain vonoprazan for the treatment of H. pylori infection in adults, one in combination with amoxicillin and clarithromycin (vonoprazan triple therapy) and the other in combination with amoxicillin alone (vonoprazan dual therapy). In May 2022, the U.S. Food and Drug Administration, or FDA, approved the NDAs for vonoprazan triple therapy, under the brand name VOQUEZNA TRIPLE PAK, and vonoprazan dual therapy, under the brand name VOQUEZNA DUAL PAK. Subsequently, on November 1, 2023, the FDA approved vonoprazan, under the brand name VOQUEZNA, as a treatment for adults for the healing of all grades of Erosive GERD, maintenance of healing of all grades of Erosive GERD, and relief of heartburn associated with Erosive GERD, as well as in combination with amoxicillin, with or without clarithromycin, for the treatment of H. pylori infection in adults. We initiated commercial launch for VOQUEZNA for both the Erosive GERD and H. pylori indications, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for treatment of H. pylori infection in the fourth quarter of 2023. In addition, based on our qualified infectious disease product, or QIDP, designations for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, we received an extension of five years of new chemical entity, or NCE, exclusivity based on the vonoprazan component in those NDAs. We believe the extended NCE exclusivity should apply to any other approved or future products containing vonoprazan we develop and for which we obtain FDA approval.

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

Our commercial launch continues to build momentum and demonstrate strong physician and patient demand. As of April 26, 2024, over 43,000 prescriptions for VOQUEZNA tablets, VOQUEZNA Triple Pak, and VOQUEZNA Dual Pak have been written and over 17,500 prescriptions have been filled since launch. These prescriptions were written by more than 3,800 unique prescribers. In addition, due to increasing commercial demand, we continue to make progress in securing broad commercial coverage for VOQUEZNA. As of April 26, 2024, approximately 72 million, or an estimated 48 percent, of U.S. commercial lives now have access to VOQUEZNA tablets.

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

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial and approved product candidate, vonoprazan, meeting with regulatory authorities, managing our clinical trials of vonoprazan, preparing for commercialization of our initial products containing vonoprazan, commercial launch of our approved products, and providing other selling, general and administrative support for our operations. Our operations to date have been funded primarily through commercial bank debt, our revenue interest financing debt and various equity offerings, including our at-the-market offerings. From inception through March 31, 2024, we sold 26,041,380 shares of our common stock, generating net proceeds of approximately $421.5 million, after deducting underwriting discounts, commissions and offering costs. As of March 31, 2024, we had cash and cash equivalents of $322.2 million. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $150 million under our Loan Agreement with Hercules together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months and will be sufficient to fund our operations through the end of 2026.

Since inception, we have incurred significant operating losses. Our net loss was $82.9 million and $37.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $1.0 billion. We expect to continue to incur operating losses for the foreseeable future. It could be several years, if ever, before VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK or other product candidates, if approved, generate significant revenues to offset these operating losses. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We plan to invest in our research and development expenses for the foreseeable future as we continue the development of vonoprazan. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials and nonclinical studies of vonoprazan or any future product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of salaries and employee-related costs, including stock-based compensation, for personnel in commercial, executive, finance, accounting, legal, human resources and other administrative functions, legal fees relating to intellectual property and corporate matters, and professional fees for accounting and consulting services. We anticipate that our selling, general and administrative expenses will increase in the future to support our commercialization activities and research and development activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

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

Results of Operations

Comparison of the Three months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Product revenue, net	$1,912	$—	$1,912
Cost of revenue	426	—	426
Gross profit	1,486	—	1,486
Operating expenses:
Research and development	9,430	11,479	(2,049)
Selling, general and administrative	62,010	18,598	43,412
Total operating expenses	71,440	30,077	41,363
Loss from operations	(69,954)	(30,077)	(39,877)
Other income (expense):
Interest income	4,313	1,460	2,853
Interest expense	(17,168)	(9,217)	(7,951)
Other (expense) income, net	(43)	20	(63)
Total other expense	(12,898)	(7,737)	(5,161)
Net loss	$(82,852)	$(37,814)	$(45,038)

Revenue. Product revenues were $1.9 million for the three months ended March 31, 2024 related to sales of VOQUEZNA which was launched in the fourth quarter of 2023.

Cost of Revenue. Cost of revenue was $0.4 million for the three months ended March 31, 2024. In periods prior to receiving FDA approval for VOQUEZNA, we recognized inventory and related costs associated with the manufacture of VOQUEZNA as research and development expense and as such, the cost of revenue and related gross profits are not necessarily indicative of future costs of revenue and gross profit. Therefore, the manufacturing costs related to the inventory purchased before FDA approval were already expensed in a prior period and are therefore excluded from the cost of revenue for the three months ended March 31, 2024. These previously expensed costs were not material.

Research and Development Expenses. Research and development expenses were $9.4 million and $11.5 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $2.1 million consisted of a reduction of $1.1 million of clinical study related expenses due to the wrapping up of our PHALCON-NERD-301 study, $0.7 million of chemistry manufacturing and controls, or CMC, costs related to vonoprazan and $0.6 million related to personnel-related expenses primarily for stock-based compensation and other research expenses, partially offset by an increase of $0.3 million of regulatory expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $62.0 million and $18.6 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $43.4 million was due to increases of $22.3 million primarily for selling and promotional activities in support of our commercial launch of VOQUEZNA products, $20.5 million in personnel-related expenses, $0.3 million in consulting expense and $0.3 million of legal expense.

Other Income (Expense). Other expense of $12.9 million for the three months ended March 31, 2024 consisted of $17.2 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement, partially offset by $4.3 million of interest income related to cash held in money market funds. Other expense of $7.7 million for the three months ended March 31, 2023 consisted of $9.2 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement, partially offset by $1.5 million of interest income related to cash held in money market funds. Interest expense increased due to higher Hercules debt balance as well as a higher liability related to our Revenue Interest Financing Agreement versus the prior period, partially offset by higher interest income due to our increased cash position.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2024, we had cash and cash equivalents of $322.2 million.

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

On September 27, 2022, we entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the date the second tranche of funding of $50 million will remain available to us has been moved until May 15, 2023, rather than December 15, 2022.

On May 9, 2023, we entered into the Third Amendment to Loan and Security Agreement, or the Third Loan Amendment, with the lenders, pursuant to which, among other things, (i) the second tranche availability was extended from through May 15, 2023, to through December 15, 2023, and became available on October 1, 2023, (ii) the third tranche availability was extended from through September 30, 2023, to through December 15, 2023, and became available on October 1, 2023, (iii) the effective date of the Performance Covenants was amended to provide an option to extend the covenant trigger date to May 15, 2024, subject to the achievement of the FDA approval of vonoprazan for Erosive GERD or the EE Milestone, prior to February 15, 2024, and (iv) the warrant agreement with Hercules was amended as described below. On November 1, 2023, the EE Milestone was achieved and the covenant trigger date was extended to May 15, 2024. In connection with the Third Loan Amendment, a tranche extension amendment fee of $150,000 and a covenant extension amendment fee of $100,000 was paid to the Agent. These fees have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

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

On March 15, 2024, we drew down the remaining $10 million available of the Second Tranche.

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

In addition, we are obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first term Loan advance was amended to become payable on October 1, 2026. As of March 31, 2024, the aggregate final payment fee for the first Term Loan Advance of $7.5 million and $2.2 million for the second Term Loan Advance, and have both been recorded within other long-term liabilities.

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
(ii)
Performance covenant - Beginning September 30, 2024 and all times thereafter we must satisfy any one of the following:
a.
Market capitalization exceeding $900 million;
b.
Minimum cash balance exceeding (x) outstanding principal amount of term loans, multiplied by (y) (A) 50%, prior to achieving trailing three months net product revenue of greater than $35 million, and (B) 35% thereafter; or
c.
Trailing three months net product revenue of at least (x) 30% of agreed upon projected net revenues for periods in the calendar year 2024 and 25% for all periods thereafter or (y) $120 million.

Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by Hercules, as collateral agent. As of March 31, 2024, we were in compliance with all applicable covenants under the Loan Agreement.

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

At-the-Market-Offerings

On November 10, 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent. Sales of our common stock made pursuant to the Sales Agreement, if any, were initially made under a shelf registration statement on Form S-3 which was filed on November 10, 2020 and declared effective by the SEC on November 16, 2020, which included an at-the-market prospectus pursuant to which we were able to sell shares of the Company's common stock having an aggregate offering price of up to $125 million, or the 2020 ATM Offering. In November 2023, we filed a shelf registration statement on Form S-3 which was filed on November 9, 2023 and declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $150 million through the Sales Agent, or the 2023 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the

Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. For the year ended December 31, 2023, we sold 1,514,219 shares for net proceeds of approximately $14.1 million after deducting $0.4 million of issuance costs. We sold $39.9 million of the $125 million of shares available under the 2020 ATM Offering. As of March 31, 2024, all of the available $150 million under the 2023 ATM Offering remains available.

Underwritten Public Offerings

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $150 million under our Loan Agreement with Hercules together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months and will be sufficient to fund our operations through the end of 2026. We expect such amounts will allow us to complete our ongoing Phase 3 clinical trial studying vonoprazan for Non-Erosive GERD (daily dosing), and commercial activities for VOQUEZNA for H. pylori and Erosive GERD. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•
the initiation, type, number, scope, results, costs and timing of our clinical trials of vonoprazan, and preclinical studies or clinical trials of other potential product candidates we may choose to pursue in the future, including feedback received from regulatory authorities;
•
the costs and timing of manufacturing for vonoprazan or any future product candidates, including commercial scale manufacturing for any approved product candidates;
•
the costs, timing and outcome of regulatory review of future vonoprazan applications or such applications for any future product candidates;
•
the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•
the costs associated with hiring additional personnel and consultants as our business grows;
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

Including our existing cash and cash equivalents, we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $150 million under our Loan Agreement with Hercules together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months and will be sufficient to fund our operations through the end of 2026.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$(69,020)	$(39,669)	$(29,351)
Investing activities	(40)	(214)	174
Financing activities	9,900	14,072	(4,172)
Net decrease in cash	$(59,160)	$(25,811)	$(33,349)

Operating Activities

Net cash used in operating activities was approximately $69.0 million and $39.7 million for the three months ended March 31, 2024 and 2023, respectively. The net cash used in operating activities for the three months ended March 31, 2024 was due to approximately $61.9 million spent on ongoing research and development and selling, general and administrative activities and a $7.1 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $4.8 million decrease in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), and a $2.3 million net increase in accounts receivable, inventory, and prepaid assets and other current assets in support of our growth and launch of our first commercial products. The net cash used in operating activities for the three months ended March 31, 2023 was due to approximately $23.3 million spent on ongoing research and development and general and administrative activities and a $16.4 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $11.3 million decrease in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), and a $5.1 million increase in prepaid assets and other current assets.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 and 2023, was related to payments for acquiring property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $9.9 million related to net proceeds from the issuance of debt under our Hercules Loan Agreement. Net cash provided by financing activities for the three months ended March 31, 2023 was $14.1 million related to activity from the sale of our common stock under the 2020 ATM Offering.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the three months ended March 31, 2024 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2023 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2023 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on May 26, 2023	8-K	5/30/23	3.1

3.3	Amended and Restated Bylaws, effective as of December 13, 2023	8-K	12/15/23	3.1

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.3	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.4	Warrant to purchase stock issued to Hercules Capital, dated September 17, 2021	10-Q	11/8/21	10.2

4.5	First Amendment to Warrant to purchase stock issued to Hercules Capital, dated May 9, 2023	10-Q	5/10/23	4.5

4.6	Form of Warrant to purchase stock issuable pursuant to the Loan and Security Agreement, as amended, by and between the Registrant and Hercules Capital, Inc.	10-Q	5/10/23	4.6

4.7	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PHATHOM PHARMACEUTICALS, INC.

Date:	May 9, 2024	By:	/s/ Terrie Curran
Terrie Curran
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial and Business Officer
(Principal Financial and Accounting Officer)