Form 10-K/A
period 2023-12-31
Phathom Pharmaceuticals, Inc.
filed 2024-06-14
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Phathom Pharmaceuticals, Inc., or the Company, is filing this Amendment No. 1, or the Amendment, on Form 10-K/A to amend its original Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the Original Form 10-K, originally filed with the Securities and Exchange Commission, or SEC, on March 7, 2024, for the sole purpose of filing revised Exhibits 31.1 and 31.2 in order to include in the certifications set forth in such exhibits the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed as Exhibits 31.1 and 31.2. This Amendment consists solely of the preceding cover page, this explanatory note, Item 8, Item 9A, Item 15, the list of exhibits filed with this Amendment, the signature page and the revised certifications filed as Exhibits 31.1 and 31.2 to this Amendment and the required certifications required by the Sarbanes-Oxley Act in connection with the filing of this Amendment.

Except as described above, this Amendment does not reflect events occurring after the date of the filing of the Original Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. This Amendment does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K. The filing of this Amendment is not an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II

Item 8. Financial Statements and Supplementary Data

The financial statements required pursuant to this item are incorporated by reference herein from the applicable information included in Item 15 of this annual report on Form 10-K/A and are presented beginning on page F-1.

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

Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K/A does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.
All financial statements.

The financial statements of Phathom Pharmaceuticals, Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm, are included in this annual report on Form 10-K/A beginning on page F-1.

2.
Financial statement schedules.

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.
Exhibits

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this annual report on Form 10-K/A and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PHATHOM PHARMACEUTICALS, INC.

/s/ Terrie Curran
Terrie Curran Chief Executive Officer

Date: June 14, 2024