Form 10-Q/A
period 2024-03-31
Phathom Pharmaceuticals, Inc.
filed 2024-06-14
CIK 1783183

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

EXPLANATORY NOTE

Phathom Pharmaceuticals, Inc., or the Company, is filing this Amendment No. 1, or the Amendment, on Form 10-Q/A to amend its original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, or the Original Form 10-Q, originally filed with the Securities and Exchange Commission, or SEC, on May 9, 2024, for the sole purpose of filing revised Exhibits 31.1 and 31.2 in order to include in the certifications set forth in such exhibits the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed as Exhibits 31.1 and 31.2. This Amendment consists solely of the preceding cover page, this explanatory note, Item 1, the list of exhibits filed with this Amendment, the signature page and the revised certifications filed as Exhibits 31.1 and 31.2 to this Amendment and the required certifications required by the Sarbanes-Oxley Act in connection with the filing of this Amendment.

Except as described above, this Amendment does not reflect events occurring after the date of the filing of the Original Form 10-Q or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC. This Amendment does not reflect events that may have occurred subsequent to the filing of the Original Form 10-Q. The filing of this Amendment is not an admission that the Original Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHATHOM PHARMACEUTICALS, INC.

Date:	June 14, 2024	By:	/s/ Terrie Curran
Terrie Curran
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	June 14, 2024	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial and Business Officer
(Principal Financial and Accounting Officer)

24