Form 10-Q
period 2024-06-30
Phathom Pharmaceuticals, Inc.
filed 2024-08-08
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the registrant had 59,593,971 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$276,237	$381,393
Prepaid expenses and other current assets	15,497	13,194
Accounts receivable, net	10,877	1,637
Inventory	2,177	1,208
Total current assets	304,788	397,432
Property and equipment, net	1,813	2,146
Operating lease right-of-use assets	1,050	1,475
Restricted cash	2,863	2,863
Inventory, noncurrent	7,170	8,234
Other long-term assets	1,692	1,692
Total assets	$319,376	$413,842
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,656	$12,601
Accrued expenses	27,298	17,197
Accrued interest	1,425	1,146
Operating lease liabilities, current	720	726
Current portion of revenue interest financing liability	9,910	7,111
Total current liabilities	47,009	38,781
Long-term debt, net of discount	174,423	137,842
Revenue interest financing liability	321,190	299,816
Operating lease liabilities	133	462
Other long-term liabilities	10,450	9,700
Total liabilities	553,205	486,601
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000 at June 30, 2024 and December 31, 2023; issued and outstanding shares — 58,601,025 and 57,970,044 at June 30, 2024 and December 31, 2023, respectively	5	5
Treasury stock — 19 shares at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	869,149	855,921
Accumulated deficit	(1,102,983)	(928,685)
Total stockholders’ deficit	(233,829)	(72,759)
Total liabilities and stockholders’ deficit	$319,376	$413,842

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue, net	$7,324	$—	$9,236	$—
Cost of revenue	1,376	—	1,802	—
Gross profit	5,948	—	7,434	—
Operating expenses:
Research and development	7,376	12,764	16,806	24,242
Selling, general and administrative	75,872	18,937	137,882	37,536
Total operating expenses	83,248	31,701	154,688	61,778
Loss from operations	(77,300)	(31,701)	(147,254)	(61,778)
Other (expense) income:
Interest income	3,624	348	7,937	1,808
Interest expense	(17,764)	(9,615)	(34,932)	(18,832)
Other (expense) income, net	(6)	3	(49)	23
Total other expense	(14,146)	(9,264)	(27,044)	(17,001)
Net loss and comprehensive loss	$(91,446)	$(40,965)	$(174,298)	$(78,779)
Net loss per share, basic and diluted	$(1.56)	$(0.84)	$(2.98)	$(1.73)
Weighted-average shares of common stock outstanding, basic and diluted	58,558,145	48,500,516	58,464,813	45,444,496

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	57,970,044	$5	19	$855,921	$(928,685)	$(72,759)
401(k) matching contribution	93,736	—	—	712	—	712
Vesting of restricted stock units	340,542	—	—	—	—	—
Stock-based compensation	—	—	—	5,626	—	5,626
ESPP shares issued	119,779	—	—	770	—	770
Net loss	—	—	—	—	(82,852)	(82,852)
Balance at March 31, 2024	58,524,101	$5	19	$863,029	$(1,011,537)	$(148,503)
Vesting of restricted stock units	74,492	—	—	—	—	—
Stock-based compensation	—	—	—	6,099	—	6,099
Issuance of common stock from exercises of stock options	2,432	—	—	21	—	21
Net loss	—	—	—	—	(91,446)	(91,446)
Balance at June 30, 2024	58,601,025	$5	19	$869,149	$(1,102,983)	$(233,829)

Balance at December 31, 2022	41,468,871	$3	19	$652,276	$(727,093)	$(74,814)
401(k) matching contribution	52,130	—	—	456	—	456
Vesting of restricted shares and restricted stock units	414,119	—	—	—	—	—
Stock-based compensation	—	—	—	7,048	—	7,048
ESPP shares issued	121,801	—	—	856	—	856
Issuance of common stock under ATM facility	1,514,219	1	—	14,072	—	14,073
Net loss	—	—	—	—	(37,814)	(37,814)
Balance at March 31, 2023	43,571,140	$4	19	$674,708	$(764,907)	$(90,195)
Vesting of restricted shares and restricted stock units	259,195	—	—	6	—	6
Stock-based compensation	—	—	—	7,253	—	7,253
Issuance of common stock in connection with underwritten public offering, net	12,793,750	1	—	141,389	—	141,390
Issuance of common stock from exercises of stock options	15,000	—	—	111	—	111
Net loss	—	—	—	—	(40,965)	(40,965)
Balance at June 30, 2023	56,639,085	$5	19	$823,467	$(805,872)	$17,600

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(174,298)	$(78,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	411	269
Stock-based compensation	11,725	14,301
Issuance of PIK interest debt	1,707	1,772
Accrued interest on revenue interest financing liability	24,173	10,550
Amortization of debt discount	974	769
Inventory reserve	243	—
Other	2,971	1,157
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,303)	(3,633)
Accounts receivable, net	(9,240)	—
Accounts payable and accrued expenses	3,675	(8,447)
Accrued interest	279	73
Operating right-of-use assets and lease liabilities	90	99
Inventory	(148)	—
Net cash used in operating activities	(139,741)	(61,869)
Cash flows from investing activities
Cash paid for property and equipment	(86)	(220)
Net cash used in investing activities	(86)	(220)
Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	21	111
Net proceeds from issuance of debt	34,650	—
Net proceeds from underwritten public offering	—	141,390
Net proceeds from issuance of common stock under ATM facility	—	14,073
Net cash provided by financing activities	34,671	155,574
Net (decrease) increase in cash and cash equivalents and restricted cash	(105,156)	93,485
Cash and cash equivalents and restricted cash – beginning of period	384,256	155,890
Cash and cash equivalents and restricted cash – end of period	$279,100	$249,375

Supplemental disclosure of cash flow information
Interest paid	$7,819	$5,310
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$10	$—
Final interest payment fee	$750	$—
Settlement of ESPP liability in common stock	$770	$856
Settlement of 401(k) liability in common stock	$712	$456

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

On July 17, 2024, the FDA approved the NDA supplement, or sNDA, for VOQUEZNA 10 mg tablets for the relief of heartburn associated with Non-Erosive GERD.

Liquidity and Capital Resources

From inception to June 30, 2024, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial and approved product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, commercially launching its approved products, and providing other selling, general and administrative support for these operations. The Company has a limited operating history, has generated limited revenue to date, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur additional net losses in the future. The Company has funded its operations primarily through commercial bank debt, the revenue interest financing debt and various equity offerings, including the Company's at-the-market, or ATM, offerings. From inception through June 30, 2024, the Company sold 26,041,380 shares of common stock, generating net proceeds of approximately $421.5 million, after deducting underwriting discounts, commissions and offering costs.

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

As of June 30, 2024 and December 31, 2023, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

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

As of June 30, 2024, three customers accounted for 84% of the accounts receivable balance, with each of these individual customers ranging from 24% to 30% of the accounts receivable balance. As of December 31, 2023, three customers accounted for 87% of the accounts receivable balance, with each of these individual customers ranging from 28% to 30% of the accounts receivable balance. For the three and six months ended June 30, 2024, three customers accounted for 67% and 68% of the product sales, respectively, with each of these individual customers ranging from 21% to 24% of the product sales in both periods.

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

The Company states its inventory at the lower of cost or net realizable value. The Company measures inventory cost using actual cost under a first-in, first-out basis. The Company assesses recoverability of inventory each reporting period to determine any write-down to net realizable value resulting from excess or obsolete inventories. During the three and six months ended June 30, 2024, the Company recorded approximately $0.2 million of charges for inventory not expected to be sold prior to its expiration date. No inventory adjustments or charges were recorded in the comparable prior periods.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. Computer equipment and related software are depreciated over two to three years. Equipment is depreciated over five years. Furniture and fixtures are depreciated over three years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded for the six months ended June 30, 2024 and 2023.

Other Long-Term Assets

Other long-term assets consist of deposits relating to our co-pay and patient support programs and security deposits on our leased properties.

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

Revenue Interest Financing Liability

The Company entered into a revenue interest financing agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules Capital, Inc., or Hercules, together with NQ and Sagard, the Initial Investors, in which the Company received funds in return for royalties on net sales of products containing vonoprazan, in May 2022. Subsequently, in October 2022, the Company entered into a Joinder Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, together as the Investors. The net proceeds received under the transactions are recognized as short-term and long-term liabilities with interest expense based on an imputed effective rate derived from the expected future payments to the Investors. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments to the Investors. Changes in future payments to the Investors from previous estimates are included in current and future interest expense.

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

Distribution Service Fees: The Company engages with wholesalers to distribute its products to end customers. The Company pays the wholesalers a fee for services such as: Data Reporting, Inventory Management, Chargeback Administration and Service Level Commitment. The Company estimates the amount of distribution services fees to be paid to the customers based on a contractually fixed percentage of wholesaler acquisition costs and are calculated at the time of sale based on the purchase amount and the transaction price is adjusted with the amount of such estimate at the time of sale to the customer. Estimated distribution service fees are recorded within accounts receivable, net on the balance sheet.

Prompt Pay Discounts: The Company provides its customers with a percentage discount on their invoice if the customers pay within the agreed upon timeframe. The Company estimates the probability of customers paying promptly and the percentage of discount outlined in the agreement, and deducts the full amount of these discounts. Estimated prompt pay discounts are recorded within accounts receivable, net on the balance sheet.

Product Returns: The Company provides customers a return credit in the amount of the purchase price paid by customers for all products returned in accordance with the Company’s returned goods policy. In the initial sales period, the Company estimates its provision for sales returns based on industry data and adjusts the transaction price with such estimate at the time of sale to the customer. Once sufficient history has been collected for product returns, the Company will utilize that history to inform its estimate assumptions. Once the product is returned, it is destroyed. The Company does not record a right-of-return asset. Estimated product returns are recorded as accrued expenses on the balance sheet.

Chargebacks: A chargeback is the difference between the manufacturer's invoice price to the wholesaler and the contract price the wholesaler’s customer has negotiated directly with the manufacturer. The wholesaler tracks these sales and "charges back" the manufacturer for the difference between the negotiated prices paid between the wholesaler's customers and wholesaler's acquisition cost. The Company estimates the percentage of goods sold that are eligible for chargeback and adjusts the transaction price for such discount at the time of sale to the customer. Estimated chargebacks are recorded within accounts receivable, net on the balance sheet.

Administration Fees: The Company engages with Pharmacy Benefit Managers, or PBMs, to administer prescription-drug plans for people with third-party insurance through a self-insured employer, health insurance plan, labor union or government plan. The Company pays PBMs “administrative fees” for their role in providing utilization data, administering rebates, and administering claims payments. The Company estimates the amount of administration fees to be paid to PBMs and adjusts the transaction price with the amount of such estimate at the time of sale to the customer. Estimated administration fees are recorded within accrued expenses on the balance sheet.

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

The Company estimates the percentage of goods sold that are eligible for rebates and adjusts the transaction price for such discounts at the time of sale to the customers. Estimated rebates are recorded as accrued expenses on the balance sheet.

Coverage Gap: The Medicare Part D coverage gap, also called the donut hole, is a period of consumer payment for prescription medication costs which lies between the initial coverage limit and the catastrophic-coverage threshold, when the patient is a member of a Medicare Part D prescription-drug program administered by the Centers for Medicare & Medicaid Services. The Company estimates the percentage of goods sold under Coverage Gap and adjusts the transaction price for such discount at the time of sale to the customer. Estimated coverage gap accruals are recorded as accrued expenses on the balance sheet.

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

Cost of Revenue

Cost of revenue includes the cost of producing and distributing inventories that are related to product sales. This also includes royalties payable to Takeda Pharmaceutical Company Limited, or Takeda, pursuant to the Takeda License Agreement (Refer to Note 4 for further details). In addition, shipping and handling costs for product sales are recorded as incurred. Cost of revenue also includes costs related to excess or obsolete inventory adjustment charges.

In connection with the FDA approvals of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK, the Company began capitalizing inventory manufactured by or purchased from third parties. Prior to receiving FDA approvals, manufacturing costs related to inventory purchased were expensed as research and development expense and therefore are excluded from cost of revenue during the current periods. These previously expensed costs were not material.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs for the three and six months ended June 30, 2024 were approximately $16.7 million and $23.5 million, respectively, and are included in selling, general and administrative expenses. Advertising and marketing costs were not material for the three and six months ended June 30, 2023.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the three and six months ended June 30, 2024, the Company had no weighted-average unvested shares to exclude from the weighted-average number of common shares outstanding, compared to 7,334 and 69,578, respectively, for the same periods in 2023. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and common shares subject to repurchase) would be antidilutive.

Recently Adopted Accounting Standards

There were no recently adopted accounting standards which would have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no new material accounting standards issued in the second quarter of 2024 that impacted the Company.

2. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Computer equipment and software	$1,528	$1,477
Furniture and fixtures	1,114	1,089
Leasehold improvements	141	139
Equipment	1,487	1,487
Total property and equipment, gross	4,270	4,192
Less: accumulated depreciation and amortization	(2,457)	(2,046)
Total property and equipment, net	$1,813	$2,146

Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 was approximately $0.2 million and $0.1 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2024 and 2023 was approximately $0.4 million and $0.3 million, respectively. No property or equipment was disposed of during the six months ended June 30, 2024 or for the year ended December 31, 2023.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued compensation expenses	$14,805	$13,318
Accrued professional & consulting expenses	1,381	1,771
Accrued research and development expenses	1,786	1,009
Accrued revenue allowances	8,600	982
Accrued other	726	117
Total accrued expenses	$27,298	$17,197

Inventory

Inventory consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Finished goods	$880	$647
Raw materials	1,297	561
Total inventory, current	2,177	1,208
Raw materials, noncurrent	7,170	8,234
Total inventory	$9,347	$9,442

Raw materials consist of materials, including active pharmaceutical ingredients, to be consumed in the production of inventory related to FDA-approved products. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed. Inventory, noncurrent includes inventory expected to remain on-hand beyond one year from the balance sheet date presented.

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

During the three and six months ended June 30, 2024, the Company recorded $0.7 million and $0.9 million, respectively, of royalty expense under the Takeda License, of which $0.7 million is included within accrued expenses as of June 30, 2024.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of €2.9 million, or approximately $3.2 million, in the first 24-month period following the launch of the final product. The Company incurred no expenses under the agreement during the six months ended June 30, 2024 and 2023. As of June 30, 2024, €2.6 million, or approximately $2.8 million, remains of the minimum purchase obligation.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

4. Lease Commitments

As of June 30, 2024, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with weighted average remaining lease terms of 0.8 years and 1.2 years, respectively. All operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for each of the three months ended June 30, 2024 and 2023 was $0.3 million. Total rent expense for each of the six months ended June 30, 2024 and 2023 was $0.6 million. Total short-term lease costs relating to leased vehicles was approximately $2.8 million and $5.1 million for the three and six months ended June 30, 2024, respectively, and was not material for either of the three and six months ended June 30, 2023.

As of June 30, 2024, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2024	$378
2025	513
Total minimum lease payments	891
Less: amount representing interest	(38)
Present value of operating lease liabilities	853
Less: operating lease liabilities, current	(720)
Operating lease liabilities	$133

Weighted-average remaining lease term (in years)	1.10
Weighted-average incremental borrowing rate	8.23%

Operating cash flows for each of the six months ended June 30, 2024 and 2023 included cash payments for operating leases of approximately $0.5 million.

5. Debt

Total debt consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Long-term debt, current portion	$—	$—
Long-term debt, non-current portion	184,763	148,057
Unamortized debt discount	(10,340)	(10,215)
Total debt, net of debt discount	$174,423	$137,842

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

On September 27, 2022, the Company entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the date the second tranche of funding of $50 million was available to the Company and has been moved until May 15, 2023, rather than December 15, 2022.

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

On December 14, 2023, the Company entered into a Fourth Amendment to Loan and Security Agreement, or the Fourth Loan Amendment, with the lenders, which, among other things, (i) increases the aggregate principal amount of the term loans from $200 million to $300 million; (ii) provides for the possibility of accessing the remaining $200 million commitment through five tranches referred to as the second through sixth tranches, which are available subject to certain milestones and conditions: (a) Second Tranche: $50 million, $40 million of which was funded on December 14, 2023, available through March 15, 2024, (b) Third Tranche: $25 million available through June 15, 2024, (c) Fourth Tranche: $25 million available through December 15, 2024, (d) Fifth Tranche: $50 million available, subject to the achievement of a specified revenue milestone, or the Fifth Tranche milestone, through June 30, 2025, and (e) Sixth Tranche: $50 million available, subject to the achievement of a specific revenue milestone, or the Sixth Tranche milestone, through December 31, 2025; (iii) extends the interest only period and the maturity date from October 2026 to December 2027, (iv) reduces the cash interest rate from 10.75% (floating annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% to 9.85% (floating rate based on the greater of (a) 9.85% or (b) US WSJ Prime + 1.35%), provided that the cash interest rate shall be capped at 10.35% and upon the Company achieving the Sixth Tranche milestone, the cash interest floating rated shall be decreased by 0.35% to 9.50%, and (v) decreases the payment-in-kind interest rate from 3.35% per annum to 2.15% per annum. In connection with the Fourth Loan Amendment, an amendment fee of $250,000 was paid to the Agent and was recorded as a debt discount and is being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

On March 15, 2024, the Company drew down on the remaining $10 million available under the Second Tranche. In addition, on June 14, 2024, the Company drew down the $25 million available under the Third Tranche.

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

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first term Loan advance was amended to become payable on October 1, 2026. As of June 30, 2024, the aggregate final payment fee for the first Term Loan Advance of $7.5 million, $2.2 million for the second Term Loan Advance, and $0.8 million for the third Term Loan Advance have been recorded within other long-term liabilities.

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

Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by Hercules, as collateral agent. As of June 30, 2024, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

The initial $1.3 million fair value of the Warrant, the $10.5 million final interest payment fees and $4.4 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan.

Future minimum principal payments under the Term Loan, including the final payment fee, as of June 30, 2024 are as follows (in thousands):

Year ending December 31:
2024	$—
2025	—
2026	7,500
2027	201,987
Total principal and interest payments	209,487
Less: payment-in-kind and final payment fee	(34,487)
Total term loan borrowings	$175,000

During the three months ended June 30, 2024 and 2023, the Company recognized $5.5 million and $4.2 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Hercules Loan Agreement. During the six months ended June 30, 2024 and 2023, the Company recognized $10.5 million and $8.2 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Hercules Loan Agreement. As of June 30, 2024, the Company had an outstanding loan balance of $184.8 million and accrued interest of $1.4 million.

6. Revenue Interest Financing Liability

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

Under the Revenue Interest Financing Agreement, the investors are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and when the Company received FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with

Non-Erosive GERD, which occurred on July 17, 2024. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount. In addition, at any time after the earlier of (i) April 30, 2024 and (ii) the date that the payment for Erosive GERD regulatory approval is made, the Company has the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

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

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. As of June 30, 2024, the effective interest rate of the revenue interest financing liability was approximately 14.26%. Changes in future payments from previous estimates are included in the current and future interest expense. The carrying value of the revenue interest financing liability was $331.1 million and $306.9 million as of June 30, 2024 and December 31, 2023, respectively.

Total revenue interest financing liability consists of the following (in thousands):

Liability balance as of January 1, 2023	$109,525
Proceeds from the Revenue Interest Financing Agreement	175,000
Less: transaction costs	(2,325)
Less: royalty payments and payables	—
Plus: interest expense	24,727
Ending liability balance as of December 31, 2023	306,927
Less: current portion	(7,111)
Long-term liability balance as of December 31, 2023	$299,816

Liability balance as of January 1, 2024	$306,927
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(259)
Plus: interest expense	24,432
Ending liability balance as of June 30, 2024	331,100
Less: current portion	(9,910)
Long-term liability balance as of June 30, 2024	$321,190

During the three months ended June 30, 2024 and 2023, the Company recognized $12.3 million and $5.4 million, respectively, of interest expense in connection with the revenue interest financing liability. During the six months ended June 30, 2024 and 2023, the Company recognized $24.4 million and $10.6 million, respectively, of interest expense in connection with the revenue interest financing liability.

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

7. Stockholders’ Equity

Common Stock

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company had the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ended in March 2023. The fair value of the founder shares at the date the repurchase right was granted was recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of June 30, 2024, no shares of common stock were subject to repurchase by the Company. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

From inception through June 30, 2024, the Company sold 26,041,380 shares of common stock, generating net proceeds of approximately $421.5 million, after deducting underwriting discounts, commissions and offering costs. This includes the May 2023 underwritten public offering, in which the Company sold 12,793,750 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase 1,668,750 shares, at a price of $11.75 per share for total gross proceeds of $150.3 million. The net purchase price after deducting underwriting discounts and commissions was $11.08 per share, which generated net proceeds of $141.8 million. The Company incurred an additional $0.4 million of offering expenses in connection with this public offering.

ATM Offerings

In November 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, the Company filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which the Company may, from time to time, sell up to an aggregate of $150 million of the Company's common stock through the Sales Agent, or the 2023 ATM Offering. The Company is not obligated to, and cannot provide any assurances that the Company will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or the Company at any time. For the year ended December 31, 2023, the Company sold 1,514,219 shares for net proceeds of approximately $14.1 million after deducting $0.4 million of issuance costs. No shares were sold during the three and six months ended June 30, 2024. As of June 30, 2024, all of the available $150 million under the 2023 ATM Offering remains available.

Common Stock Reserves

Common stock reserved for future issuance consists of the following:

June 30, 2024
Common stock warrants	91,228
Stock options and restricted stock units outstanding	9,454,109
Shares available for issuance under the 2019 Incentive Plan	1,341,277
Shares available for issuance under the ESPP Plan	1,433,220
Balance at June 30, 2024	12,319,834

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

As of June 30, 2024, 1,341,277 shares remain available for issuance, which reflects 3,048,712 stock options and RSUs awards granted, and 381,110 of awards cancelled or forfeited, during the six months ended June 30, 2024 as well as an annual increase of 2,898,503 shares authorized on January 1, 2024.

Performance-Based Units

During 2020, the Company granted the initial performance-based units, or PSUs, whereby vesting depended upon the approval by the FDA of vonoprazan for H. pylori and then, or concurrent with, Erosive GERD. The PSU milestones were achieved upon FDA approval of vonoprazan for H. pylori and Erosive GERD during the fourth quarter of 2023. No PSUs are outstanding as of June 30, 2024.

Restricted Stock Units

The following table summarizes RSU activity under the 2019 Plan during the six months ended June 30, 2024:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2024	2,653,892	$11.91
Granted	824,312	7.92
Vested	(415,034)	10.61
Forfeited	(153,593)	12.12
Unvested balance at June 30, 2024	2,909,577	$10.95

As of June 30, 2024, the Company had $24.9 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of RSUs vested during the six months ended June 30, 2024, was approximately $4.4 million.

Employee Stock Purchase Plan

In October 2019, the Board of Directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. As of June 30, 2024, 1,433,220 shares of common stock remain available for issuance, which includes the 119,779 shares sold to employees during the six months ended June 30, 2024 as well as an annual increase of 579,701 shares authorized on January 1, 2024.

The ESPP is considered a compensatory plan, and for the three and six months ended June 30, 2024 the Company recorded related stock-based compensation of $0.6 million and $1.1 million, respectively, compared to $0.2 million and $0.3 million, respectively, for the same periods in 2023. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Six Months Ended June 30,
	2024	2023
Assumptions:
Expected term (in years)	0.49	0.49
Expected volatility	119.08%	69.10%
Risk free interest rate	5.16%	4.77%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards for the six months ended June 30, 2024 and 2023, were $3.59 and $2.87, respectively. As of June 30, 2024, the total unrecognized compensation expense related to the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.5 months.

401(k) Plan

During 2020, the Company established a 401(k) savings plan. The Company’s contributions to the plan are discretionary. During the three and six months ended June 30, 2024, the Company incurred $1.3 million and $3.0 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods, compared to $0.4 million and $1.2 million, respectively, for the same periods in 2023. During the six months ended June 30, 2024 and 2023, the Board of Directors approved employer matching contributions settled by contributing 93,736 and 52,130, respectively, shares of common stock.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2024	4,550,081	$11.75	7.50	$3,379
Options granted	2,224,400	8.07
Options exercised	(2,432)	8.67
Options cancelled	(227,517)	12.96
Balance at June 30, 2024	6,544,532	$10.46	7.74	$10,790
Options exercisable as of June 30, 2024	2,868,583	$12.06	6.03	$3,978
Vested and expected to vest as of June 30, 2024	6,544,532	$10.46	7.74	$10,790

The estimated weighted-average fair value of employee and nonemployee director stock options granted for the six months ended June 30, 2024 and 2023 was $5.52 and $5.31, respectively. As of June 30, 2024, the Company had $20.3 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.6 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Six Months Ended June 30,
	2024	2023
Assumptions:
Expected term (in years)	6.04	6.03
Expected volatility	74.67%	64.02%
Risk free interest rate	4.14%	3.48%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$1,331	$1,803	$2,580	$3,580
Selling, general and administrative expense	4,768	5,450	9,145	10,721
Total	$6,099	$7,253	$11,725	$14,301

8. Revenue Recognition

To date, our only source of revenue has been from the U.S. sales of VOQUEZNA products, which the Company began selling during the fourth quarter of 2023. The Company records its best estimate of chargebacks, sales discounts and other reserves to which customers are likely expected to be entitled to as contra accounts receivable charges, and within accrued expenses if payable to a third-party or related to product returns on the balance sheets. During the three and six months ended June 30, 2024, the Company recognized $7.3 million and $9.2 million, respectively, of net product revenues related to sales of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK. During each of the three and six months ended June 30, 2023, the Company had no net product revenues due to the launch of VOQUEZNA during the fourth quarter of 2023. Sales allowances and accruals mostly consisted of distribution fees and rebates.

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

We are also continuing to develop vonoprazan as a treatment for heartburn symptoms associated with Non-Erosive GERD. In January 2023, we reported positive topline results from PHALCON-NERD-301, a Phase 3 study evaluating the safety and efficacy of vonoprazan for the daily treatment of adults with Non-Erosive GERD, and in August 2023, we announced successful completion of the 20-week extension period of PHALCON-NERD-301. Based on the results of this study, in September 2023, we submitted an NDA seeking approval of vonoprazan as a once-daily treatment for heartburn symptoms associated with Non-Erosive GERD in adults. On July 17, 2024, the FDA approved our NDA supplement, or sNDA, for VOQUEZNA 10 mg tablets for the relief of heartburn associated with Non-Erosive GERD. With this approval, patients and healthcare providers have immediate access to VOQUEZNA for Non-Erosive GERD, the largest category of GERD.

In addition, by the end of 2024 we plan to initiate a Phase 3 trial evaluating the novel dosing regimen of vonoprazan as an "as-needed" treatment for episodic heartburn relief in patients with Non-Erosive GERD, a dosing regimen not approved in the United States for proton pump inhibitors, or PPIs. This trial would constitute our fourth Phase 3 trial for vonoprazan. In February 2022, we reported positive topline results from PHALCON-NERD-201, a Phase 2 proof-of-concept study evaluating this novel dosing regimen. We plan to expand the clinical development of vonoprazan in the U.S. into eosinophilic esophagitis, or EoE, the most common type of eosinophilic gastrointestinal disease. Given the limited treatment options for EoE and vonoprazan’s demonstrated potential, we believe EoE is an important indication for future study and expect to initiate a Phase 2 trial evaluating vonoprazan as a treatment for EoE in adult and adolescent patients by the end of 2024.

Our commercial launch continues to build momentum and demonstrate strong physician and patient demand. As of July 26, 2024, over 122,000 prescriptions for VOQUEZNA tablets, VOQUEZNA Triple Pak, and VOQUEZNA Dual Pak have been written and over 60,000 prescriptions have been filled since launch. These prescriptions were written by more than 8,200 prescribers. In addition, due to increasing commercial demand, we continue to make progress in securing broad commercial coverage for VOQUEZNA. As of July 30, 2024, approximately 116 million, or an estimated 77%, of total U.S. commercial lives now have access to VOQUEZNA tablets.

We are independently commercializing VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK in the United States. We plan to evaluate commercial partnerships for vonoprazan in Europe and Canada, expand development of vonoprazan into other indications, dosing regimens and alternative formulations and packaging, and evaluate the in-license or acquisition of additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial and approved product candidate, vonoprazan, meeting with regulatory authorities, managing our clinical trials of vonoprazan, preparing for commercialization of our initial products containing vonoprazan, commercially launching our approved products, and providing other selling, general and administrative support for our operations. Our operations to date have been funded primarily through commercial bank debt, our revenue interest financing debt and various equity offerings, including our at-the-market offerings. From inception through June 30, 2024, we sold 26,041,380 shares of our common stock, generating net proceeds of approximately $421.5 million, after deducting underwriting discounts, commissions and offering costs. As of June 30, 2024, we had cash and cash equivalents of $276.2 million. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $125 million under our Loan Agreement with Hercules together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months and will be sufficient to fund our operations through the end of 2026.

Since inception, we have incurred significant operating losses. Our net losses were $174.3 million and $78.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $1.1 billion. We expect to continue to incur operating losses for the foreseeable future. It could be several years, if ever, before VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK or other product candidates, if approved, generate significant revenues to offset these operating losses. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

Cost of Revenue

Cost of revenue includes the cost of producing and distributing inventories that are related to product sales. This also includes royalties payable to Takeda, pursuant to the Takeda License Agreement (Refer to Note 4 for further details). In addition, shipping and handling costs for product sales are recorded as incurred. Cost of revenue also includes costs related to excess or obsolete inventory adjustment charges.

Operating Expenses

Research and Development

To date, our research and development expenses have related to the development and regulatory approvals of vonoprazan. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. We do not track total research and development expenses by indication.

Research and development expenses include:

•
Clinical development expenses: external research and development expenses incurred under agreements with CROs, regulatory costs, and consultants to conduct and support our clinical trials of vonoprazan;
•
Personnel related expenses: salaries, payroll taxes, and employee benefits;
•
Chemistry manufacturing and controls, or CMC, expenses: costs related to the manufacturing of vonoprazan for our clinical trials;
•
Consulting, professional and other costs: external costs related to consulting and professional services and other research costs incurred; and
•
Stock-based compensation expenses: stock-based compensation expense recognized for those individuals involved in research and development efforts.

The following table summarizes our research and development expenses for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Clinical development and regulatory	$2,596	$3,317	$6,117	$7,645
Personnel related	2,439	2,723	5,509	5,657
Chemistry manufacturing and controls	272	4,360	1,276	6,120
Consulting, professional and other costs	737	560	1,324	1,240
Stock-based compensation	1,332	1,804	2,580	3,580
Total research and development expenses	$7,376	$12,764	$16,806	$24,242

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

Interest Expense

Beginning on May 3, 2022, interest expense includes interest on the Revenue Interest Financing Agreement, which is based on the imputed effective rate derived from expected future payments and the carrying value of the obligation. We recalculate the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in current and future interest expense.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Product revenue, net	$9,236	$—	$9,236
Cost of revenue	1,802	—	1,802
Gross profit	7,434	—	7,434
Operating expenses:
Research and development	16,806	24,242	(7,436)
Selling, general and administrative	137,882	37,536	100,346
Total operating expenses	154,688	61,778	92,910
Loss from operations	(147,254)	(61,778)	(85,476)
Other income (expense):
Interest income	7,937	1,808	6,129
Interest expense	(34,932)	(18,832)	(16,100)
Other (expense) income, net	(49)	23	(72)
Total other expense	(27,044)	(17,001)	(10,043)
Net loss	$(174,298)	$(78,779)	$(95,519)

Revenue. Product revenues were $9.2 million for the six months ended June 30, 2024 related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which were launched in the fourth quarter of 2023.

Cost of Revenue. Cost of revenue was $1.8 million for the six months ended June 30, 2024. In periods prior to receiving FDA approval for VOQUEZNA, we recognized inventory and related costs associated with the manufacture of VOQUEZNA as research and development expense and as such, the cost of revenue and related gross profits are not necessarily indicative of future costs of revenue and gross profit. Therefore, the manufacturing costs related to the inventory purchased before FDA approval were already expensed in a prior period and are therefore excluded from the cost of revenue for the six months ended June 30, 2024. These previously expensed costs were not material.

Research and Development Expenses. Research and development expenses were $16.8 million and $24.2 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $7.4 million consisted of reductions of $4.8 million of CMC costs related to vonoprazan, $1.5 million of regulatory and clinical study related expenses due to the wrapping up of our PHALCON-NERD-301 study, and $1.1 million related to personnel-related expenses primarily for stock-based compensation and other research expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $137.9 million and $37.5 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $100.3 million was due to increases of $61.0 million commercial related expense which includes $37.5 million of external project spend and $23.5 million in advertising and promotional expenses in support of our commercial launch of VOQUEZNA products, $39.9 million increase in personnel-related expenses, partially offset by a decrease of $0.5 million in consulting and other professional services.

Other Income (Expense). Other expense of $27.0 million for the six months ended June 30, 2024 consisted of $34.9 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement, partially offset by $7.9 million of interest income related to cash held in money market funds. Other expense of $17.0 million for the six months ended June 30, 2023 consisted of $18.8 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement, partially offset by $1.8 million of interest income related to cash held in money market funds. Interest expense increased due to a higher debt balance under the Hercules Loan Agreement as well as a higher liability related to our Revenue Interest Financing Agreement versus the prior period, partially offset by higher interest income due to our increased cash position.

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Product revenue, net	$7,324	$—	$7,324
Cost of revenue	1,376	—	1,376
Gross profit	5,948	—	5,948
Operating expenses:
Research and development	7,376	12,764	(5,388)
Selling, general and administrative	75,872	18,937	56,935
Total operating expenses	83,248	31,701	51,547
Loss from operations	(77,300)	(31,701)	(45,599)
Other income (expense):
Interest income	3,624	348	3,276
Interest expense	(17,764)	(9,615)	(8,149)
Other (expense) income, net	(6)	3	(9)
Total other expense	(14,146)	(9,264)	(4,882)
Net loss	$(91,446)	$(40,965)	$(50,481)

Revenue. Product revenues were $7.3 million for the three months ended June 30, 2024 related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which were launched in the fourth quarter of 2023.

Cost of Revenue. Cost of revenue was $1.4 million for the three months ended June 30, 2024. In periods prior to receiving FDA approval for VOQUEZNA, we recognized inventory and related costs associated with the manufacture of VOQUEZNA as research and development expense and as such, the cost of revenue and related gross profits are not necessarily indicative of future costs of revenue and gross profit. Therefore, the manufacturing costs related to the inventory purchased before FDA approval were already expensed in a prior period and are therefore excluded from the cost of revenue for the three months ended June 30, 2024. These previously expensed costs were not material.

Research and Development Expenses. Research and development expenses were $7.4 million and $12.8 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $5.4 million consisted of reductions of $4.1 million of CMC costs related to vonoprazan, $0.8 million related to lower personnel-related expenses and other research expenses and $0.7 million of regulatory and clinical study related expenses due to the wrapping up of our PHALCON-NERD-301 study, partially offset by an increase of $0.2 million of consulting expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $75.9 million and $18.9 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $57.0 million was due to increases of $38.7 million of commercial expense which includes $22.0 million of external project spend and $16.7 million in advertising and promotional expenses in support of our commercial launch of VOQUEZNA products, $19.4 million increase in personnel-related expenses, partially offset by a decrease of $1.1 million in consulting and other professional services.

Other Income (Expense). Other expense of $14.1 million for the three months ended June 30, 2024 consisted of $17.8 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement, partially offset by $3.6 million of interest income related to cash held in money market funds. Other expense of $9.3 million for the three months ended June 30, 2023 consisted of $9.6 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement, partially offset by $0.3 million of interest income related to cash held in money market funds. Interest expense increased due to a higher debt balance under the Hercules Loan Agreement as well as a higher liability related to our Revenue Interest Financing Agreement versus the prior period, partially offset by higher interest income due to our increased cash position.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2024, we had cash and cash equivalents of $276.2 million.

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

On December 14, 2023, we entered into a Fourth Amendment to Loan and Security Agreement, or the Fourth Loan Amendment, with the lenders, which, among other things, (i) increases the aggregate principal amount of the term loans from $200 million to $300 million; (ii) provides for the possibility of accessing the $200 million commitment through five additional tranches referred to as tranches 2 through 6, which are available subject to certain milestones and conditions: (a) Tranche 2: $50 million, $40 million of which was funded on December 14, 2023, available through March 15, 2024, (b) Tranche 3: $25 million available through June 15, 2024, (c) Tranche 4: $25 million available through December 15, 2024, (d) Tranche 5: $50 million available, subject to the achievement of a specified revenue milestone, through June 30, 2025, and (e) Tranche 6: $50 million available, subject to the achievement of a specified revenue milestone, through December 31, 2025; (iii) extends the interest only period and the maturity date from October 2026 to December 2027, (iv) reduces the cash interest rate from 10.75% (floating annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% to 9.85% (floating rate based on the greater of (a) 9.85% or (b) US WSJ Prime + 1.35%), provided that the cash interest rate shall be capped at 10.35% and upon us achieving the certain milestones, the cash interest shall be decreased by 0.35%, and (v) decreases the payment-in-kind interest rate from 3.35% per annum to 2.15% per annum. In connection with the Fourth Loan Amendment, an amendment fee of $250,000 was paid to the Agent and was recorded as a debt discount and being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

On March 15, 2024, we drew down the remaining $10 million available under the Second Tranche. In addition, on June 14, 2024, we drew down the $25 million available under the Third Tranche.

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

In addition, we are obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first term Loan advance was amended to become payable on October 1, 2026. As of June 30, 2024, the aggregate final payment fee for the first Term Loan Advance of $7.5 million, $2.2 million for the second Term Loan Advance, and $0.8 million for the third Term Loan Advance have been recorded within other long-term liabilities.

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

Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by Hercules, as collateral agent. As of June 30, 2024, we were in compliance with all applicable covenants under the Loan Agreement.

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

The initial $1.3 million fair value of the Warrant, the $10.5 million final interest payment fees and $4.4 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan.

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

Under the Revenue Interest Financing Agreement, the Initial Investors and the Additional Investor, are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and upon FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with Non-Erosive GERD, which occurred on July 17, 2024. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount. In addition, at any time after the earlier of (i) April 30, 2024 and (ii) the date that the payment for Erosive GERD regulatory approval is made, we have the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

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

At-the-Market-Offerings

In November 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, we filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock through the Sales Agent, or the 2023 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. For the year ended December 31, 2023, we sold 1,514,219 shares for net proceeds of approximately $14.1 million after deducting $0.4 million of issuance costs. No shares were sold during the three and six months ended June 30, 2024. As of June 30, 2024, all of the available $150 million under the 2023 ATM Offering remains available.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $125 million under our Loan Agreement with Hercules together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months and will be sufficient to fund our operations through the end of 2026. We expect such amounts will allow us to complete our planned Phase 3 clinical trial studying vonoprazan for Non-Erosive GERD (as-needed), and commercial activities for VOQUEZNA for H. pylori and Erosive GERD. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Including our existing cash and cash equivalents, we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $125 million under our Loan Agreement with Hercules together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months and will be sufficient to fund our operations through the end of 2026.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$(139,741)	$(61,869)	$(77,872)
Investing activities	(86)	(220)	134
Financing activities	34,671	155,574	(120,903)
Net (decrease) increase in cash	$(105,156)	$93,485	$(198,641)

Operating Activities

Net cash used in operating activities was approximately $139.7 million and $61.9 million for the six months ended June 30, 2024 and 2023, respectively. The net cash used in operating activities for the six months ended June 30, 2024 was due to approximately $132.1 million spent on ongoing research and development and selling, general and administrative activities and a $7.6 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $4.0 million decrease in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), and a $11.7 million net increase in accounts receivable, inventory, and prepaid assets and other current assets in support of our growth and launch of our first commercial products. The net cash used in operating activities for the six months ended June 30, 2023 was due to approximately $50.0 million spent on ongoing research and development and general and administrative activities and a $11.9 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $8.3 million decrease in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), and a $3.6 million increase in prepaid assets and other current assets, and other long-term assets.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023, was related to payments for acquiring property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $34.7 million related to net proceeds from the issuance of debt under our Hercules Loan Agreement. Net cash provided by financing activities for the six months ended June 30, 2023 was $155.6 million related to net proceeds from the sale of common stock.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the six months ended June 30, 2024 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2023 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2023 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our second fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on May 26, 2023	8-K	5/30/23	3.1

3.3	Amended and Restated Bylaws, effective as of December 13, 2023	8-K	12/15/23	3.1

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.3	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.4	Warrant to purchase stock issued to Hercules Capital, dated September 17, 2021	10-Q	11/8/21	10.2

4.5	First Amendment to Warrant to purchase stock issued to Hercules Capital, dated May 9, 2023	10-Q	5/10/23	4.5

4.6	Form of Warrant to purchase stock issuable pursuant to the Loan and Security Agreement, as amended, by and between the Registrant and Hercules Capital, Inc.	10-Q	5/10/23	4.6

4.7	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

10.1	Amended and Restated Non-Employee Director Compensation Program				X

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PHATHOM PHARMACEUTICALS, INC.

Date:	August 8, 2024	By:	/s/ Terrie Curran
Terrie Curran
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial and Business Officer
(Principal Financial and Accounting Officer)