Form 10-Q
period 2024-09-30
Phathom Pharmaceuticals, Inc.
filed 2024-11-07
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 68,377,379 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$334,678	$381,393
Prepaid expenses and other current assets	14,980	13,194
Accounts receivable, net	21,052	1,637
Inventory	3,111	1,208
Total current assets	373,821	397,432
Property and equipment, net	1,655	2,146
Operating lease right-of-use assets	833	1,475
Restricted cash	2,862	2,863
Inventory, non-current	6,181	8,234
Other long-term assets	1,692	1,692
Total assets	$387,044	$413,842
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,133	$12,601
Accrued expenses	35,759	17,197
Accrued interest	1,522	1,146
Operating lease liabilities, current	680	726
Current portion of revenue interest financing liability	20,194	7,111
Total current liabilities	65,288	38,781
Long-term debt, net of discount	175,729	137,842
Revenue interest financing liability	322,389	299,816
Operating lease liabilities	—	462
Other long-term liabilities	10,750	9,700
Total liabilities	574,156	486,601
Commitments and contingencies (Note 3)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000 at September 30, 2024 and December 31, 2023; issued and outstanding shares — 68,323,938 and 57,970,044 at September 30, 2024 and December 31, 2023, respectively	6	5
Treasury stock — 19 shares at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,001,442	855,921
Accumulated deficit	(1,188,560)	(928,685)
Total stockholders’ deficit	(187,112)	(72,759)
Total liabilities and stockholders’ deficit	$387,044	$413,842

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue, net	$16,352	$—	$25,588	$—
Cost of revenue	2,356	—	4,158	—
Gross profit	13,996	—	21,430	—
Operating expenses:
Research and development	8,693	12,263	25,499	36,505
Selling, general and administrative	76,099	23,396	213,981	60,932
Total operating expenses	84,792	35,659	239,480	97,437
Loss from operations	(70,796)	(35,659)	(218,050)	(97,437)
Other (expense) income:
Interest income	3,711	2,720	11,648	4,528
Interest expense	(18,484)	(10,107)	(53,416)	(28,939)
Other expense, net	(8)	(197)	(57)	(174)
Total other expense	(14,781)	(7,584)	(41,825)	(24,585)
Net loss and comprehensive loss	$(85,577)	$(43,243)	$(259,875)	$(122,022)
Net loss per share, basic and diluted	$(1.32)	$(0.76)	$(4.29)	$(2.48)
Weighted-average shares of common stock outstanding, basic and diluted	64,627,847	56,782,379	60,543,545	49,265,321

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2023	57,970,044	$5	19	$855,921	$(928,685)	$(72,759)
401(k) matching contribution	93,736	—	—	712	—	712
Vesting of restricted stock units	340,542	—	—	—	—	—
Stock-based compensation	—	—	—	5,626	—	5,626
ESPP shares issued	119,779	—	—	770	—	770
Net loss	—	—	—	—	(82,852)	(82,852)
Balance at March 31, 2024	58,524,101	$5	19	$863,029	$(1,011,537)	$(148,503)
Vesting of restricted stock units	74,492	—	—	—	—	—
Stock-based compensation	—	—	—	6,099	—	6,099
Issuance of common stock from exercises of stock options	2,432	—	—	21	—	21
Net loss	—	—	—	—	(91,446)	(91,446)
Balance at June 30, 2024	58,601,025	$5	19	$869,149	$(1,102,983)	$(233,829)
401(k) matching contribution	289,853	—	—	2,971	—	2,971
Vesting of restricted stock units	454,003	—	—	—	—	—
Stock-based compensation	—	—	—	5,635	—	5,635
ESPP shares issued	255,602	—	—	1,631	—	1,631
Issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	8,695,652	1	—	121,774	—	121,775
Issuance of common stock from exercises of stock options	27,803	—	—	282	—	282
Net loss	—	—	—	—	(85,577)	(85,577)
Balance at September 30, 2024	68,323,938	$6	19	$1,001,442	$(1,188,560)	$(187,112)

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	41,468,871	$3	19	$652,276	$(727,093)	$(74,814)
401(k) matching contribution	52,130	—	—	456	—	456
Vesting of restricted shares and restricted stock units	414,119	—	—	—	—	—
Stock-based compensation	—	—	—	7,048	—	7,048
ESPP shares issued	121,801	—	—	856	—	856
Issuance of common stock under ATM facility	1,514,219	1	—	14,072	—	14,073
Net loss	—	—	—	—	(37,814)	(37,814)
Balance at March 31, 2023	43,571,140	$4	19	$674,708	$(764,907)	$(90,195)
Vesting of restricted shares and restricted stock units	259,195	—	—	6	—	6
Stock-based compensation	—	—	—	7,253	—	7,253
Issuance of common stock in connection with underwritten public offering, net	12,793,750	1	—	141,389	—	141,390
Issuance of common stock from exercises of stock options	15,000	—	—	111	—	111
Net loss	—	—	—	—	(40,965)	(40,965)
Balance at June 30, 2023	56,639,085	$5	19	$823,467	$(805,872)	$17,600
401(k) matching contribution	83,826	—	—	1,156	—	1,156
Vesting of restricted shares and restricted stock units	9,681	—	—	—	—	—
Stock-based compensation	—	—	—	6,140	—	6,140
ESPP shares issued	75,072	—	—	561	—	561
Issuance of common stock from exercises of stock options	1,421	—	—	13	—	13
Net loss	—	—	—	—	(43,243)	(43,243)
Balance at September 30, 2023	56,809,085	$5	19	$831,337	$(849,115)	$(17,773)

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(259,875)	$(122,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	602	390
Stock-based compensation	17,360	20,441
Issuance of PIK interest debt	2,724	2,684
Accrued interest on revenue interest financing liability	35,656	16,265
Amortization of debt discount	1,563	1,311
Inventory reserve	716	—
Other	4,202	1,468
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,784)	(7,813)
Accounts receivable, net	(19,415)	—
Accounts payable and accrued expenses	14,993	(3,857)
Accrued clinical trial expenses	—	661
Accrued interest	376	103
Operating right-of-use assets and lease liabilities	134	147
Inventory	(566)	(111)
Other long-term assets	—	(3,450)
Net cash used in operating activities	(203,314)	(93,783)
Cash flows from investing activities
Cash paid for property and equipment	(130)	(1,159)
Net cash used in investing activities	(130)	(1,159)
Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	303	124
Net proceeds from issuance of debt	34,650	—
Net proceeds from underwritten public offering	121,775	141,390
Net proceeds from issuance of common stock under ATM facility	—	14,073
Net cash provided by financing activities	156,728	155,587
Net (decrease) increase in cash and cash equivalents and restricted cash	(46,716)	60,645
Cash and cash equivalents and restricted cash – beginning of period	384,256	155,890
Cash and cash equivalents and restricted cash – end of period	$337,540	$216,535

Supplemental disclosure of cash flow information
Interest paid	$12,478	$8,222
Supplemental disclosure of noncash investing and financing activities:
Final interest payment fee	$1,050	$—
Settlement of ESPP liability in common stock	$2,401	$1,417
Settlement of 401(k) liability in common stock	$3,683	$1,612

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

On October 27, 2023, the U.S. Food and Drug Administration, or FDA, approved the prior approval supplements to the Company's new drug applications, or NDAs, for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. Additionally, on November 1, 2023, the FDA approved the Company's NDA for VOQUEZNA tablets. The Company initiated commercial launch for VOQUEZNA for both the Erosive GERD and H. pylori indications, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for treatment of H. pylori infection in the fourth quarter of 2023. Additionally, on July 17, 2024, the FDA approved the NDA supplement, or sNDA, for VOQUEZNA 10 mg tablets for the relief of heartburn associated with Non-Erosive GERD.

Liquidity and Capital Resources

From inception to September 30, 2024, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial and approved product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, commercially launching its approved products, and providing other selling, general and administrative support for these operations. The Company has a limited operating history, has generated limited revenue to date, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur additional net losses in the future. The Company has funded its operations primarily through commercial bank debt, the revenue interest financing debt and various equity offerings, including the Company's at-the-market, or ATM, offerings. In August 2024, the Company closed an underwritten public offering of 8,695,652 shares of its common stock and 2,608,922 pre-funded warrants for net proceeds of approximately $121.8 million (see Note 7 for additional information). From inception through September 30, 2024, the Company sold 34,737,032 shares of common stock and 2,608,922 pre-funded warrants, generating net proceeds of approximately $543.3 million, after deducting underwriting discounts, commissions and offering costs.

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

As of September 30, 2024 and December 31, 2023, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

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

As of September 30, 2024, three customers accounted for 90% of the accounts receivable balance, with each of these individual customers ranging from 28% to 31% of the accounts receivable balance. As of December 31, 2023, three customers accounted for 87% of the accounts receivable balance, with each of these individual customers ranging from 28% to 30% of the accounts receivable balance. For the three and nine months ended September 30, 2024, three customers accounted for 70% and 68% of the product sales in both periods, with each of these individual customers ranging from 23% to 24% and 22% to 24% of the product sales, respectively.

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

The Company states its inventory at the lower of cost or net realizable value. The Company measures inventory cost using actual cost under a first-in, first-out basis. The Company assesses recoverability of inventory each reporting period to determine any write-down to net realizable value resulting from excess or obsolete inventories. During the three and nine months ended September 30, 2024, the Company recorded approximately $0.3 million and $0.7 million, respectively, of charges for inventory not expected to be sold prior to its expiration date. No inventory adjustments or charges were recorded in the comparable prior periods.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded for the nine months ended September 30, 2024 and 2023.

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

Cost of Revenue

Cost of revenue includes the cost of producing and distributing inventories that are related to product sales. This also includes royalties payable to Takeda Pharmaceutical Company Limited, or Takeda, pursuant to the Takeda License Agreement (Refer to Note 3 for further details). In addition, shipping and handling costs for product sales are recorded as incurred. Cost of revenue also includes costs related to excess or obsolete inventory adjustment charges.

In connection with the FDA approvals of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK, the Company began capitalizing inventory manufactured by or purchased from third parties. Prior to receiving FDA approvals, manufacturing costs related to inventory purchased were expensed as research and development expense and therefore are excluded from cost of revenue during the current periods. The exclusion of these previously expensed costs did not have a material impact on cost of revenue in the current periods.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs for the three and nine months ended September 30, 2024 were approximately $17.5 million and $41.0 million, respectively, and are included in selling, general and administrative expenses. Advertising and marketing costs were not material for the three and nine months ended September 30, 2023.

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

Pre-funded Warrants

The Company issued pre-funded warrants in connection with an underwritten public offering that were accounted for as a freestanding equity-linked financial instrument that met the criteria for equity classification under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Accordingly, the Company classified the pre-funded warrants as a component of shareholders’ equity within additional paid-in capital. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated the net proceeds from the offering proportionately to the common shares and pre-funded warrants. See Note 7 for further discussion related to the offering.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and pre-funded warrants for the period, without consideration for other potentially dilutive securities. For the three and nine months ended September 30, 2024, basic shares outstanding includes the weighted average effect of the Company’s outstanding pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock. For the three and nine months ended September 30, 2024, the Company had no weighted-average unvested shares to exclude from the weighted-average number of common shares outstanding. For the three and nine months ended September 30, 2023, the Company had no weighted-average unvested shares and 46,131 weighted-average unvested shares, respectively, to exclude from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and restricted stock units) would be antidilutive.

Recently Adopted Accounting Standards

There were no recently adopted accounting standards which would have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no new material accounting standards issued in the third quarter of 2024 that impacted the Company.

2. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Computer equipment and software	$1,537	$1,477
Furniture and fixtures	1,120	1,089
Leasehold improvements	160	139
Equipment	1,486	1,487
Total property and equipment, gross	4,303	4,192
Less: accumulated depreciation and amortization	(2,648)	(2,046)
Total property and equipment, net	$1,655	$2,146

Depreciation and amortization expense for the three months ended September 30, 2024 and 2023 was approximately $0.2 million and $0.1 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023 was approximately $0.6 million and $0.4 million, respectively. No property or equipment was disposed of during the nine months ended September 30, 2024 or for the year ended December 31, 2023.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued compensation expenses	$14,183	$13,318
Accrued professional & consulting expenses	1,433	1,771
Accrued research and development expenses	2,871	1,009
Accrued revenue allowances	15,479	982
Accrued other	1,793	117
Total accrued expenses	$35,759	$17,197

Inventory

Inventory consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Finished goods	$1,094	$647
Raw materials	2,017	561
Total inventory, current	3,111	1,208
Raw materials, non-current	6,181	8,234
Total inventory	$9,292	$9,442

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

During the three and nine months ended September 30, 2024, the Company recorded $1.6 million and $2.6 million, respectively, of royalty expense under the Takeda License, of which $1.6 million is included within accrued expenses as of September 30, 2024.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of €2.9 million, or approximately $3.2 million, in the first 24-month period following the launch of the final product. The Company incurred $0.3 million of expenses under the agreement during the nine months ended September 30, 2024. As of September 30, 2024, €1.8 million, or approximately $2.0 million, remains of the minimum purchase obligation.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

4. Lease Commitments

As of September 30, 2024, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with weighted average remaining lease terms of 0.6 years and 0.9 years, respectively. All operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for each of the three months ended September 30, 2024 and 2023 was $0.3 million. Total rent expense for each of the nine months ended September 30, 2024 and 2023 was $0.8 million. Total short-term lease costs relating to leased vehicles was approximately $2.1 million and $7.1 million for the three and nine months ended September 30, 2024, respectively, and was not material for either of the three and nine months ended September 30, 2023.

As of September 30, 2024, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2024	$190
2025	513
Total minimum lease payments	703
Less: amount representing interest	(23)
Present value of operating lease liabilities	680
Less: operating lease liabilities, current	(680)
Operating lease liabilities, non-current	$—

Weighted-average remaining lease term (in years)	0.86
Weighted-average incremental borrowing rate	8.25%

Operating cash flows for each of the nine months ended September 30, 2024 and 2023 included cash payments for operating leases of approximately $0.7 million.

5. Debt

Total debt consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Long-term debt, current portion	$—	$—
Long-term debt, non-current portion	185,780	148,057
Unamortized debt discount	(10,051)	(10,215)
Total debt, net of debt discount	$175,729	$137,842

On September 17, 2021, or the Closing Date, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules, in its capacity as administrative agent and collateral agent and as a lender, or, in such capacity, the Agent or Hercules, and the other financial institutions that from time to time become parties to the Loan Agreement as lenders, or, collectively, the Lenders.

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

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first term Loan advance was amended to become payable on October 1, 2026. As of September 30, 2024, the aggregate final payment fee for the first Term Loan Advance of $7.5 million, $2.5 million for the second Term Loan Advance, and $0.8 million for the third Term Loan Advance have been recorded within other long-term liabilities.

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

As of September 30, 2024, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

The initial $1.3 million fair value of the Warrant, the $10.8 million final interest payment fees and $4.4 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan.

Future minimum principal payments under the Term Loan, including the final payment fee, as of September 30, 2024 are as follows (in thousands):

Year ending December 31:
2024	$—
2025	—
2026	7,500
2027	202,287
Total principal and interest payments	209,787
Less: payment-in-kind and final payment fee	(34,787)
Total term loan borrowings	$175,000

During the three months ended September 30, 2024 and 2023, the Company recognized $6.3 million and $4.4 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. During the nine months ended September 30, 2024 and 2023, the Company recognized $16.8 million and $12.6 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. As of September 30, 2024, the Company had an outstanding loan balance of $185.8 million and accrued interest of $1.5 million.

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

Under the Revenue Interest Financing Agreement, the investors are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and when the Company received FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with Non-Erosive GERD, which occurred on July 17, 2024. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount. In addition, at any time after the earlier of (i) April 30, 2024 and (ii) the date that the payment for Erosive GERD regulatory approval was made, the Company has the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

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

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. As of September 30, 2024, the effective interest rate of the revenue interest financing liability was approximately 14.26%. Changes in future payments from previous estimates are included in the current and future interest expense. The carrying value of the revenue interest financing liability was $342.6 million and $306.9 million as of September 30, 2024 and December 31, 2023, respectively.

Total revenue interest financing liability consists of the following (in thousands):

Liability balance as of January 1, 2023	$109,525
Proceeds from the Revenue Interest Financing Agreement	175,000
Less: transaction costs	(2,325)
Less: royalty payments and payables	—
Plus: interest expense	24,727
Ending liability balance as of December 31, 2023	306,927
Less: current portion	(7,111)
Long-term liability balance as of December 31, 2023	$299,816

Liability balance as of January 1, 2024	$306,927
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(991)
Plus: interest expense	36,647
Ending liability balance as of September 30, 2024	342,583
Less: current portion	(20,194)
Long-term liability balance as of September 30, 2024	$322,389

During the three months ended September 30, 2024 and 2023, the Company recognized $12.2 million and $5.7 million, respectively, of interest expense in connection with the revenue interest financing liability. During the nine months ended September 30, 2024 and 2023, the Company recognized $36.6 million and $16.3 million, respectively, of interest expense in connection with the revenue interest financing liability.

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

7. Stockholders’ Equity

Common Stock

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company had the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ended in March 2023. The fair value of the founder shares at the date the repurchase right was granted was recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of September 30, 2024, no shares of common stock were subject to repurchase by the Company. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

Underwritten Public Offerings

In August 2024, the Company sold 8,695,652 shares of common stock at a price of $11.50 per share and pre-funded warrants to purchase 2,608,922 shares of common stock at a price of $11.499 per pre-funded warrant for total gross proceeds of $130.0 million. The net purchase price after deducting the underwriting discounts and commissions and other offering expenses, was $10.77 per share, which generated net proceeds of $121.8 million. Certain affiliates of Frazier Life Sciences IX, L.P. (collectively, "Frazier"), a significant stockholder and Dr. James Topper, who currently serves on the Company's Board of Directors, shares voting and investment power of the securities held by Frazier. Frazier participated in the offering by purchasing pre-funded warrants on the same terms as all other investors at a purchase price of $11.499, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. Each pre-funded warrant became exercisable upon issuance and will not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of ordinary shares beneficially owned by the holders thereof immediately following such exercise would exceed a specified beneficial ownership limitation.

The pre-funded warrants were classified as a component of equity in the Company's balance sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $28.2 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. As of September 30, 2024, none of the pre-funded warrants have been exercised.

In May 2023, the Company sold 12,793,750 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase 1,668,750 shares, at a price of $11.75 per share for total gross proceeds of $150.3 million. The net purchase price after deducting underwriting discounts and commissions was $11.08 per share, which generated net proceeds of $141.8 million. The Company incurred an additional $0.4 million of offering expenses in connection with this public offering.

ATM Offerings

In November 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, the Company filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which the Company may, from time to time, sell up to an aggregate of $150 million of the Company's common stock through the Sales Agent, or the 2023 ATM Offering. The Company is not obligated to, and cannot provide any assurances that the Company will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or the Company at any time. For the year ended December 31, 2023, the Company sold 1,514,219 shares for net proceeds of approximately $14.1 million after deducting $0.4 million of issuance costs. No shares were sold during the three and nine months ended September 30, 2024. As of September 30, 2024, all of the available $150 million under the 2023 ATM Offering remains available.

Common Stock Reserves

Common stock reserved for future issuance consists of the following:

September 30, 2024
Common stock warrants including pre-funded warrants	2,700,150
Stock options and restricted stock units outstanding	8,957,196
Shares available for issuance under the 2019 Incentive Plan	1,356,384
Shares available for issuance under the ESPP Plan	1,177,618
Balance at September 30, 2024	14,191,348

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan, or the Existing Incentive Plan, provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards to eligible recipients, including employees, directors or consultants of the Company. The Company had 2,231,739 shares of common stock authorized for issuance under the Existing Incentive Plan, of which, 1,400,528 stock options and 16,260 restricted stock awards were granted in 2019. As a result of the adoption of the 2019 Incentive Award Plan, or the 2019 Plan, in October 2019, no further shares are available for issuance under the Existing Incentive Plan.

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

As of September 30, 2024, 1,356,384 shares remain available for issuance, which reflects 3,144,137 stock options and RSUs awards granted, and 491,642 of awards cancelled or forfeited, during the nine months ended September 30, 2024 as well as an annual increase of 2,898,503 shares authorized on January 1, 2024.

Performance-Based Units

During 2020, the Company granted the initial performance-based units, or PSUs, whereby vesting depended upon the approval by the FDA of vonoprazan for H. pylori and then, or concurrent with, Erosive GERD. The PSU milestones were achieved upon FDA approval of vonoprazan for H. pylori and Erosive GERD during the fourth quarter of 2023. No PSUs are outstanding as of September 30, 2024.

Restricted Stock Units

The following table summarizes RSU activity under the 2019 Plan during the nine months ended September 30, 2024:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2024	2,653,892	$11.91
Granted	901,737	8.48
Vested	(869,037)	13.18
Forfeited	(178,230)	11.73
Unvested balance at September 30, 2024	2,508,362	$10.25

As of September 30, 2024, the Company had $22.4 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of RSUs vested during the nine months ended September 30, 2024, was approximately $11.5 million.

Employee Stock Purchase Plan

In October 2019, the Board of Directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. As of September 30, 2024, 1,177,618 shares of common stock remain available for issuance, which includes the 375,381 shares sold to employees during the nine months ended September 30, 2024 as well as an annual increase of 579,701 shares authorized on January 1, 2024.

The ESPP is considered a compensatory plan, and for the three and nine months ended September 30, 2024 the Company recorded related stock-based compensation of $0.1 million and $1.3 million, respectively, compared to $0.1 million and $0.4 million, respectively, for the same periods in 2023. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Nine Months Ended September 30,
	2024	2023
Assumptions:
Expected term (in years)	0.49	0.49
Expected volatility	105.23%	69.73%
Risk free interest rate	5.19%	5.03%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards for the nine months ended September 30, 2024 and 2023, was $4.03 and $3.64, respectively. As of September 30, 2024, the total unrecognized compensation expense related to the ESPP was $0.6 million, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

401(k) Plan

During 2020, the Company established a 401(k) savings plan. The Company’s contributions to the plan are discretionary. During the three and nine months ended September 30, 2024, the Company incurred $1.2 million and $4.2 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods, compared to $0.3 million and $1.5 million, respectively, for the same periods in 2023. During the nine months ended September 30, 2024 and 2023, the Board of Directors approved employer matching contributions settled by contributing 383,589 and 135,956, respectively, shares of common stock.

Stock Options

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company, prior to the IPO on October 29, 2019, was a private company and lacked company-specific historical and implied volatility information. Therefore, the Company estimated its expected volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees was determined utilizing the “simplified” method for awards. The expected term of stock options granted to non-employees was equal to the contractual term of the option award. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield was zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2024	4,550,081	$11.75	7.50	$3,379
Options granted	2,242,400	8.11
Options exercised	(30,235)	10.01
Options cancelled	(313,412)	13.72
Balance at September 30, 2024	6,448,834	$10.40	7.52	$51,605
Options exercisable as of September 30, 2024	2,975,481	$11.91	5.93	$20,402
Vested and expected to vest as of September 30, 2024	6,448,834	$10.40	7.52	$51,605

The estimated weighted-average fair value of employee and nonemployee director stock options granted for the nine months ended September 30, 2024 and 2023 was $5.55 and $5.38, respectively. As of September 30, 2024, the Company had $18.1 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Nine Months Ended September 30,
	2024	2023
Assumptions:
Expected term (in years)	6.04	6.03
Expected volatility	74.67%	64.10%
Risk free interest rate	4.14%	3.50%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$1,296	$1,397	$3,876	$4,977
Selling, general and administrative expense	4,339	4,743	13,484	15,464
Total	$5,635	$6,140	$17,360	$20,441

8. Revenue Recognition

To date, our only source of revenue has been from the U.S. sales of VOQUEZNA products, which the Company began selling during the fourth quarter of 2023. The Company records its best estimate of chargebacks, sales discounts and other reserves to which customers are likely expected to be entitled to as contra accounts receivable charges, and within accrued expenses if payable to a third-party or related to product returns on the balance sheets. During the three and nine months ended September 30, 2024, the Company recognized $16.4 million and $25.6 million, respectively, of net product revenues related to sales of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK. During each of the three and nine months ended September 30, 2023, the Company had no net product revenues due to the launch of VOQUEZNA during the fourth quarter of 2023. Sales allowances and accruals mostly consisted of distribution fees and rebates.

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

With our recent launch of VOQUEZNA for Non-Erosive GERD, we have begun generating real-world data which are being reviewed to understand consumer usage patterns and prescribing habits of healthcare providers. These insights will help assess the value and potential timing for advancing a Phase 3 program to validate the "as-needed" dosing of VOQUEZNA for active heartburn episodes, building on the positive results from our prior Phase 2 study. Additionally, we are in the final stages of obtaining FDA feedback on the Phase 2 study and program investigating VOQUEZNA as a potential treatment for Eosinophilic Esophagitis, or EoE, in adults and adolescents, with plans to initiate the program in the first half of 2025.

Our commercial launch continues to build momentum and demonstrate strong physician and patient demand. As of October 25, 2024, over 143,000 prescriptions for VOQUEZNA tablets, VOQUEZNA Triple Pak, and VOQUEZNA Dual Pak have been filled since launch. These prescriptions were written by more than 13,600 prescribers. In addition, due to increasing commercial demand, we continue to make progress in securing broad commercial coverage for VOQUEZNA with over 120 million, or over 80%, of total U.S. commercial lives now with access to VOQUEZNA tablets.

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

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial and approved product candidate, vonoprazan, meeting with regulatory authorities, managing our clinical trials of vonoprazan, preparing for commercialization of our initial products containing vonoprazan, commercially launching our approved products, and providing other selling, general and administrative support for our operations. Our operations to date have been funded primarily through commercial bank debt, our revenue interest financing debt and various equity offerings, including our at-the-market offerings. From inception through September 30, 2024, we sold 34,737,032 shares of our common stock and 2,608,922 pre-funded warrants, generating net proceeds of approximately $543.3 million, after deducting underwriting discounts, commissions and offering costs. As of September 30, 2024, we had cash and cash equivalents of $334.7 million. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $125 million under our Loan and Security Agreement, as amended, or the Loan Agreement, with Hercules Capital, Inc. or Hercules, together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months and we believe will be sufficient to enable us to reach cashflow positivity.

Since inception, we have incurred significant operating losses. Our net losses were $259.9 million and $122.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $1.2 billion. We expect to continue to incur operating losses for the foreseeable future. It could be several years, if ever, before VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK or other product candidates, if approved, generate significant revenues to offset these operating losses. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

Cost of Revenue

Cost of revenue includes the cost of producing and distributing inventories that are related to product sales. This also includes royalties payable to Takeda, pursuant to the Takeda License Agreement (Refer to Note 3 for further details). In addition, shipping and handling costs for product sales are recorded as incurred. Cost of revenue also includes costs related to excess or obsolete inventory adjustment charges.

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
•
Consulting, professional and other costs: external costs related to consulting and professional services and other research costs incurred; and
•
Stock-based compensation expenses: stock-based compensation expense recognized for those individuals involved in research and development efforts.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Clinical development and regulatory	$2,640	$6,000	$8,757	$13,645
Personnel related	2,714	2,606	8,223	8,263
Chemistry manufacturing and controls	1,454	1,655	2,730	7,775
Consulting, professional and other costs	589	605	1,913	1,845
Stock-based compensation	1,296	1,397	3,876	4,977
Total research and development expenses	$8,693	$12,263	$25,499	$36,505

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

Beginning on December 14, 2023, interest expense under the Loan Agreement consists of (i) cash interest at a variable annual rate equal to the greater of (a) 9.85% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 1.35% and provided that the cash interest rate shall be capped at 10.35% and upon Company achieving the certain milestones, the cash interest shall be decreased by 0.35%, (ii) payment-in-kind interest at a per annum rate of interest equal to 2.15%, and (iii) amortization of the Loan

Agreement debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred, and the obligation to make a final payment.

From September 17, 2021 through December 13, 2023, interest expense under the Loan Agreement consisted of (i) cash interest at a variable annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% or the Interest Rate, (ii) payment-in-kind interest at a per annum rate of interest equal to 3.35%, and (iii) amortization of the Loan Agreement debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred, and the obligation to make a final payment.

Results of Operations

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Product revenue, net	$25,588	$—	$25,588
Cost of revenue	4,158	—	4,158
Gross profit	21,430	—	21,430
Operating expenses:
Research and development	25,499	36,505	(11,006)
Selling, general and administrative	213,981	60,932	153,049
Total operating expenses	239,480	97,437	142,043
Loss from operations	(218,050)	(97,437)	(120,613)
Other income (expense):
Interest income	11,648	4,528	7,120
Interest expense	(53,416)	(28,939)	(24,477)
Other expense, net	(57)	(174)	117
Total other expense	(41,825)	(24,585)	(17,240)
Net loss	$(259,875)	$(122,022)	$(137,853)

Revenue. Product revenues were $25.6 million for the nine months ended September 30, 2024 related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which were launched in the fourth quarter of 2023.

Cost of Revenue. Cost of revenue was $4.2 million for the nine months ended September 30, 2024. In periods prior to receiving FDA approval for VOQUEZNA, we recognized inventory and related costs associated with the manufacture of VOQUEZNA as research and development expense and as such, the cost of revenue and related gross profits are not necessarily indicative of future costs of revenue and gross profit. Therefore, the manufacturing costs related to the inventory purchased before FDA approval were already expensed in a prior period and are therefore excluded from the cost of revenue for the nine months ended September 30, 2024. These previously expensed costs were not material.

Research and Development Expenses. Research and development expenses were $25.5 million and $36.5 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $11.0 million consisted of reductions of $5.0 million of CMC costs related to vonoprazan, $5.0 million of regulatory and clinical study related expenses due to the wrapping up of our PHALCON-NERD-301 Phase 3 daily dosing study, and $1.0 million related to personnel-related expenses primarily for stock-based compensation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $214.0 million and $60.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $153.1 million was due to increases of $94.3 million commercial expenses related to the launch of VOQUEZNA products, which includes $53.3 million of external project spend and $41.0 million in advertising and promotional expenses in support of our commercial launch of VOQUEZNA products, $59.9 million increase in personnel-related expenses, partially offset by a decrease of $1.1 million in consulting and other professional services.

Other Income (Expense). Other expense of $41.8 million for the nine months ended September 30, 2024 consisted of $53.4 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $11.6 million of interest income related to cash held in money market funds. Other expense of $24.6 million for the nine months ended September 30, 2023 consisted of $28.9 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement and $0.2 million of other expense, partially offset by $4.5 million of interest income related to cash held in money market funds. Interest expense increased due to a higher debt balance under the Loan Agreement as well as a higher liability related to our Revenue Interest Financing Agreement versus the prior period, partially offset by higher interest income due to our increased cash position.

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Product revenue, net	$16,352	$—	$16,352
Cost of revenue	2,356	—	2,356
Gross profit	13,996	—	13,996
Operating expenses:
Research and development	8,693	12,263	(3,570)
Selling, general and administrative	76,099	23,396	52,703
Total operating expenses	84,792	35,659	49,133
Loss from operations	(70,796)	(35,659)	(35,137)
Other income (expense):
Interest income	3,711	2,720	991
Interest expense	(18,484)	(10,107)	(8,377)
Other expense, net	(8)	(197)	189
Total other expense	(14,781)	(7,584)	(7,197)
Net loss	$(85,577)	$(43,243)	$(42,334)

Revenue. Product revenues were $16.4 million for the three months ended September 30, 2024 related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which were launched in the fourth quarter of 2023.

Cost of Revenue. Cost of revenue was $2.4 million for the three months ended September 30, 2024. In periods prior to receiving FDA approval for VOQUEZNA, we recognized inventory and related costs associated with the manufacture of VOQUEZNA as research and development expense and as such, the cost of revenue and related gross profits are not necessarily indicative of future costs of revenue and gross profit. Therefore, the manufacturing costs related to the inventory purchased before FDA approval were already expensed in a prior period and are therefore excluded from the cost of revenue for the three months ended September 30, 2024. These previously expensed costs were not material.

Research and Development Expenses. Research and development expenses were $8.7 million and $12.3 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $3.6 million consisted of reductions of $3.4 million of regulatory and clinical study related expenses due to the wrapping up of our PHALCON-NERD-301 Phase 3 daily dosing study, and $0.2 million of CMC costs related to vonoprazan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $76.1 million and $23.4 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $52.7 million was due to increases of $37.1 million of commercial expenses related to the launch of VOQUEZNA products, which includes $19.6 million of external project spend and $17.5 million in advertising and promotional expenses in support of our commercial launch of VOQUEZNA products, $20.1 million increase in personnel-related expenses, partially offset by a decrease of $4.5 million in consulting and other professional services.

Other Income (Expense). Other expense of $14.8 million for the three months ended September 30, 2024 consisted of $18.5 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $3.7 million of interest income related to cash held in money market funds. Other expense of $7.6 million for the three months ended September 30, 2023 consisted of $10.1 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement and $0.2 million of other expense, partially offset by $2.7 million of interest income related to cash held in money market funds. Interest expense increased due to a higher debt balance under the Loan Agreement as well as a higher liability related to our Revenue Interest Financing Agreement versus the prior period, partially offset by higher interest income due to our increased cash position.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2024, we had cash and cash equivalents of $334.7 million.

Loan Agreement with Hercules

On September 17, 2021, or the Closing Date, we entered into the Loan Agreement with Hercules (in such capacity, the Agent or Hercules), as administrative agent and collateral agent and as a lender and the other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the Lenders).

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

In addition, we are obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first term Loan advance was amended to become payable on October 1, 2026. As of September 30, 2024, the aggregate final payment fee for the first Term Loan Advance of $7.5 million, $2.5 million for the second Term Loan Advance, and $0.8 million for the third Term Loan Advance have been recorded within other long-term liabilities.

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

As of September 30, 2024, we were in compliance with all applicable covenants under the Loan Agreement.

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

The initial $1.3 million fair value of the Warrant, the $10.8 million final interest payment fees and $4.4 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan.

Revenue Interest Financing Agreement

On May 3, 2022, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules, together with NQ and Sagard, or the Initial Investors, pursuant to which we could receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, we received $100 million at the initial closing and received an additional $160 million upon FDA approval of vonoprazan for treatment of Erosive GERD in the fourth quarter of 2023. Additionally, on October 31, 2022, we entered into a Joinder and Waiver Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules in its capacity as administrative agent and collateral agent for itself and the lenders under that certain Loan Agreement, or the Joinder Agreement, in respect of the Revenue Interest Financing Agreement. Under the terms of the Joinder Agreement, we received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, in the fourth quarter of 2023 and provides for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their right of first offer for any Additional Investor Funding. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount.

Under the Revenue Interest Financing Agreement, the Initial Investors and the Additional Investor, are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and upon FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with Non-Erosive GERD, which occurred on July 17, 2024. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount. In addition, at any time after the earlier of (i) April 30, 2024 and (ii) the date that the payment for Erosive GERD regulatory approval was made, we have the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

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

In November 2023, we filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock through the Sales Agent, or the 2023 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. For the year ended December 31, 2023, we sold 1,514,219 shares for net proceeds of approximately $14.1 million after deducting $0.4 million of issuance costs. No shares were sold during the three and nine months ended September 30, 2024. As of September 30, 2024, all of the available $150 million under the 2023 ATM Offering remains available.

Underwritten Public Offerings

On August 20, 2024, we completed an underwritten public offering, in which we sold 8,695,652 shares of our common stock at a price of $11.50 per share and pre-funded warrants to purchase 2,608,922 shares of our common stock at a price of $11.499 per pre-funded warrant for total gross proceeds of $130.0 million. The net purchase price after deducting the underwriting discounts and commissions and other offering expenses, was $10.77 per share or net proceeds of $121.8 million.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $125 million under our Loan Agreement with Hercules together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months and we believe will be sufficient to enable us to reach cashflow positivity. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be inaccurate, and we could deplete our capital resources sooner than we expect and not reach cashflow positivity based on the amount and timing of product sales and operating expenses, among other factors. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Including our existing cash and cash equivalents, we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $125 million under our Loan Agreement with Hercules together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months and we believe will be sufficient to enable us to reach cashflow positivity.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(203,314)	$(93,783)	$(109,531)
Investing activities	(130)	(1,159)	1,029
Financing activities	156,728	155,587	1,141
Net (decrease) increase in cash	$(46,716)	$60,645	$(107,361)

Operating Activities

Net cash used in operating activities was approximately $203.3 million and $93.8 million for the nine months ended September 30, 2024 and 2023, respectively. The net cash used in operating activities for the nine months ended September 30, 2024 was due to approximately $197.0 million spent on ongoing research and development and selling, general and administrative activities and a $6.3 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $15.5 million increase in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), and a $21.8 million increase in accounts receivable, inventory, and prepaid assets and other current assets in support of our growth and launch of our first commercial products. The net cash used in operating activities for the nine months ended September 30, 2023 was due to approximately $79.5 million spent on ongoing research and development and general and administrative activities and a $14.3 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $3.1 million decrease in accounts payable and accrued expenses (including interest and clinical trial expenses), and a $11.2 million increase in prepaid assets and other current assets, inventory, operating right-of-use assets and lease liabilities and other long-term assets.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023, was related to payments for acquiring property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $156.7 million primarily related to $34.7 million of net proceeds from the issuance of debt under our Loan Agreement and $121.8 million of net proceeds from issuance of common stock and pre-funded warrants in connection with the underwritten public offering completed in August 2024. Net cash provided by financing activities for the nine months ended September 30, 2023 was $155.6 million related to net proceeds from the sale of our common stock.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the nine months ended September 30, 2024 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2023 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2024, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2023 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our third fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” referred to as the Orange Book, identifies that VOQUEZNA benefits from the same five-year period of NCE exclusivity as VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK, but does not currently identify the GAIN Act extension of an additional five-years of NCE exclusivity to which we believe it is entitled. We informally requested that the FDA correct the VOQUEZNA listings to reflect the same extended NCE exclusivity period as VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. However, the FDA has not yet updated those listings. Based on feedback from the FDA, we plan to evaluate our alternatives, which may include pursuing a citizen petition or legal or other actions at the appropriate time. If the FDA ultimately concludes that the GAIN Act extension of NCE exclusivity granted in connection with our VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK NDAs does not extend to our VOQUEZNA NDA, there is the potential we could be subject to competition earlier than we currently anticipate given that our regulatory exclusivity would no longer extend beyond the current expected expiry of our vonoprazan drug patents in 2030 (assuming the grant of patent term extension). If this occurs, it would have a material adverse effect on our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on May 26, 2023	8-K	5/30/23	3.1

3.3	Amended and Restated Bylaws, effective as of December 13, 2023	8-K	12/15/23	3.1

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.3	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.4	Warrant to purchase stock issued to Hercules Capital, dated September 17, 2021	10-Q	11/8/21	10.2

4.5	First Amendment to Warrant to purchase stock issued to Hercules Capital, dated May 9, 2023	10-Q	5/10/23	4.5

4.6	Form of Warrant to purchase stock issuable pursuant to the Loan and Security Agreement, as amended, by and between the Registrant and Hercules Capital, Inc.	10-Q	5/10/23	4.6

4.7	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

4.8	Form of Pre-Funded Warrant to purchase common stock	8-K	8/19/24	4.1

10.1†	Letter Agreement to Vonoprazan Commercial Supply Agreement, dated September 4, 2024, by and among Evonik Operations GmbH and the Registrant.				X

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

† Portions of this exhibit have been omitted for confidentiality purposes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHATHOM PHARMACEUTICALS, INC.

Date:	November 7, 2024	By:	/s/ Terrie Curran
Terrie Curran
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial and Business Officer
(Principal Financial and Accounting Officer)