Form 10-K
period 2024-12-31
Phathom Pharmaceuticals, Inc.
filed 2025-03-06
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $470.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $10.30 per share.

As of March 3, 2025, the registrant had 69,636,970 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PHATHOM PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2024

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

Item 1. Business

Overview

We are a biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our approved products, VOQUEZNA®, VOQUEZNA® TRIPLE PAK® and VOQUEZNA® DUAL PAK®, contain vonoprazan, an oral small molecule potassium-competitive acid blocker, or PCAB. PCABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan is the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years, and has shown rapid, potent, and durable anti-secretory effects. Vonoprazan has also demonstrated clinical benefits over the current standard of care as a single agent in the treatment of erosive gastroesophageal reflux disease, or Erosive GERD, and in combination with antibiotics for the treatment of Helicobacter pylori, or H. pylori, infection. Takeda Pharmaceutical Company Limited, or Takeda, developed vonoprazan and has received marketing approval in numerous countries in Asia and Latin America as well as Russia. Vonoprazan generated peak net sales of approximately $850 million and continues to achieve volume growth during its tenth full year on the market since its approval in 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda.

In May 2022, the U.S. Food and Drug Administration, or FDA, approved the NDAs for vonoprazan triple therapy, under the brand name VOQUEZNA TRIPLE PAK, and vonoprazan dual therapy, under the brand name VOQUEZNA DUAL PAK. Subsequently, on November 1, 2023, the FDA approved vonoprazan, under the brand name VOQUEZNA, as a treatment for adults for the healing of all grades of Erosive GERD, maintenance of healing of all grades of Erosive GERD, and relief of heartburn associated with Erosive GERD, as well as in combination with amoxicillin, with or without clarithromycin, for the treatment of H. pylori infection in adults. We initiated commercial launch for VOQUEZNA for both the Erosive GERD and H. pylori indications, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for treatment of H. pylori infection in the fourth quarter of 2023. In September 2023, we submitted an NDA seeking approval of vonoprazan as a once-daily treatment for heartburn symptoms associated with Non-Erosive GERD in adults. On July 17, 2024, the FDA approved VOQUEZNA 10 mg tablets for the relief of heartburn associated with Non-Erosive GERD, the largest category of GERD.

We are independently commercializing VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK in the United States. Our commercial launch continues to build momentum and early launch data shows strong physician and patient demand. As of February 21, 2025, over 300,000 prescriptions for VOQUEZNA tablets, VOQUEZNA Triple Pak, and VOQUEZNA Dual Pak have been filled since launch. These prescriptions were written by more than 20,000 prescribers. In addition, due to increasing commercial demand, we continue to make progress in securing broad commercial coverage for VOQUEZNA with over 120 million, or over 80%, of total U.S. commercial lives with access to VOQUEZNA tablets.

VOQUEZNA Commercial Launch Initiated in November 2023

NDC 81520-200-30
Rx only
30 Tablets
VOQUEZNA
(vonoprazan) tablets
20 mg
For oral use
NDC 81520-100-30
Rx only
30 Tablets
VOQUEZNA
(vonoprazan) tablets
10 mg
For oral use

VOQUEZNA® 20 mg & 10 mg tablets

30-count bottles

We continue to evaluate potential commercial partnerships for vonoprazan in Europe and Canada, expand development of vonoprazan into other indications, dosing regimens and alternative formulations and packaging, and evaluate the in-license or acquisition of additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner.

In May 2021, the FDA granted qualified infectious disease product, or QIDP, designations for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK and we thereby received an extension of five years of new chemical entity, or NCE, exclusivity based on the vonoprazan component in the applicable NDAs. We believe the extended NCE exclusivity should apply to any other approved or future products containing vonoprazan we develop and for which we obtain FDA approval. In December 2024, we submitted a citizen petition requesting that FDA update the Orange Book listings to reflect the same ten-year period of NCE exclusivity for

VOQUEZNA as reflected on the VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK Orange Book listings. For additional information, see the discussion in our risk factors related to non-patent regulatory exclusivity.

While we are initially focused on the commercialization of vonoprazan for the treatment of GERD and H. pylori infection, we believe there are opportunities to develop vonoprazan in other indications in our licensed territories. For example, we plan to expand the clinical development of vonoprazan in the U.S. into eosinophilic esophagitis, or EoE, the most common type of eosinophilic gastrointestinal disease. EoE is an autoimmune disease with significant unmet need and can result in trouble swallowing, chest pain, vomiting and impaction of food in the esophagus, a medical emergency. There are only two FDA-approved treatments for EoE. Although not approved for this indication, PPIs are often prescribed as a first-line therapy for the treatment of EoE. Given the limited choices of therapies for EoE and vonoprazan’s demonstrated potential, we believe EoE is an important indication for future study. We have obtained FDA feedback on the design of a Phase 2 study investigating VOQUEZNA as a potential treatment for EoE, in adults and adolescents, and plan to initiate the study in the first half of 2025.

GERD and H. pylori infection are two of the most common acid-related GI diseases and impact millions of people. The prevalence of GERD is estimated to be 20% of the U.S. population and 15% of the population in the five major countries in Europe (France, Germany, Italy, Spain and the United Kingdom), or collectively, the EU5. GERD is a disease that develops when the reflux of acidic stomach contents causes troublesome symptoms and/or complications. An estimated 20 million adults in the U.S. have Erosive GERD and more than twice that number, or an estimated 45 million adults, are believed to suffer from Non-Erosive GERD. H. pylori is a bacterial pathogen that infects approximately 35% of the U.S. population and 45% of the EU5 population. As a result of the chronic inflammation induced by H. pylori infection, approximately 20% of infected patients will develop a range of pathologies, including dyspepsia, peptic ulcer disease, gastric cancer, and mucosa-associated lymphoid tissue or MALT, lymphoma.

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

While PPIs are the current standard of care and have experienced significant commercial success, they have significant limitations that result in a large unmet medical need. In GERD, PPI therapy is suboptimal for many patients due to the slow onset and insufficient duration of acid control which can lead to inadequate symptom relief. Less than 50% of patients are satisfied with their current treatment. In the treatment of H. pylori infection, the standard of care consists of a combination of a PPI and at least two oral antibiotics. However, increasing antibiotic resistance has resulted in declining eradication rates with PPI-based therapy. We believe these unmet medical needs are in part driven by limitations associated with the mechanism of action and pharmacokinetics of PPIs.

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

Moreover, we believe that vonoprazan’s anti-secretory mechanism has the potential to contribute to additional clinical advantages over PPIs such as rapid symptom relief through "as- needed" dosing in the treatment of patients with Non-Erosive GERD.

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

Non-Erosive gastroesophageal reflux disease (Non-Erosive GERD). In PHALCON-NERD-301, a Phase 3 study evaluating the efficacy and safety of vonoprazan for the daily treatment of adults with Non-Erosive GERD, both doses of vonoprazan (10 mg and 20 mg) met the primary endpoint evaluating the mean percentage of 24-hour heartburn-free days through week four by demonstrating statistical significance versus placebo (mean 45% vonoprazan 10 mg, 44% vonoprazan 20 mg, compared to 28% for placebo; p<0.0001 for both vonoprazan 10 mg and 20 mg versus placebo). The median percentage of 24-hour heartburn-free days was 48%, 46% and 17% for vonoprazan 10 mg, vonoprazan 20 mg, and placebo, respectively. Patients randomized to vonoprazan 10 mg and 20 mg during the initial 4-week period remained on their blinded treatment assignment for a 20-week extension period. The mean percentage of heartburn free days reported over the 20-week extension period for these patients was 63% for vonoprazan 10 mg and 61% for vonoprazan 20 mg. Additionally, patients randomized to placebo during the initial 4-week period were re-randomized to either vonoprazan 10 mg or 20 mg for the 20-week extension period. For these patients, the mean percentage of heartburn free days reported over the 20-week extension period was 62% for vonoprazan 10 mg and 63% for vonoprazan 20 mg. Based on the results of PHALCON-NERD-301, on July 17, 2024, the FDA approved VOQUEZNA 10 mg tablets for the relief of heartburn associated with Non-Erosive GERD.

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

With our recent launch of VOQUEZNA for Non-Erosive GERD, we have begun generating real-world data which are being reviewed to understand consumer usage patterns and prescribing habits of healthcare providers. We believe these efforts will help assess the value and potential timing for advancing a Phase 3 program to evaluate the "as-needed" dosing of VOQUEZNA for active heartburn episodes, building on the positive results from our prior Phase 2 study.

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

Our Management

Our management team has deep expertise in developing and commercializing therapeutics, including anti-secretory agents, and direct experience developing vonoprazan at Takeda. Our Chief Executive Officer, Terrie Curran, has more than 25 years of experience in the biopharmaceutical industry. Ms. Curran served as President, Global Inflammation and Immunology (I&I) Franchise and as a member of the Executive Committee at Celgene Corporation from 2017 to 2019. Ms. Curran joined Celgene in 2013 as the

U.S. Commercial Head of the I&I Franchise, where she built the capabilities and recruited the teams that executed the successful launch of OTEZLA, which was sold to Amgen in November 2019 for $13.4 billion. Molly Henderson, our Chief Financial and Business Officer, has over 20 years of extensive financial experience in the biopharmaceutical industry. Ms. Henderson previously held the role of Chief Financial Officer at various companies such as UroGen Pharma and Iovance Biotherapeutics, Inc. where she oversaw all aspects of the corporate finance strategy, investor relations and capital raising. Martin Gilligan, our Chief Commercial Officer, has more than 30 years in the industry working at both large and small biopharmaceutical companies. His commercial experience includes launching specialty and primary care products, both in the U.S. and globally. Prior to joining Phathom, Mr. Gilligan worked at Celgene Corporation, and was Corporate Vice President in the I&I Franchise, responsible for marketing, market access, early product development, and business development. Azmi Nabulsi, M.D., M.P.H., our Chief Operating Officer, was Deputy Chief Medical and Scientific Officer at Takeda. Our Chief Development Sciences Officer, Tom Harris, was Senior Vice President and Head of Global Regulatory at Takeda. Both Dr. Nabulsi and Mr. Harris were extensively involved with the development of vonoprazan at Takeda and continue to lead our ongoing development efforts for VOQUEZNA.

Our Pipeline

The following chart summarizes our current development programs:

Our Strategy

Our mission is to improve the lives of people suffering from GI diseases. Our strategy is focused on continuing our commercial efforts of approved VOQUEZNA products and further developing vonoprazan as a first-in-class PCAB in the United States for the treatment of acid-related GI diseases. Key elements of this strategy include:

•
Continue our efforts to ensure the successful commercialization of VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK in the U.S. We have built a first-class commercial infrastructure including a national sales force to support the commercial launch of VOQUEZNA for treatment of Erosive GERD and H. pylori infection, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for treatment of H. pylori infection, which commenced in the fourth quarter of 2023. Further, on July 17, 2024, the FDA approved VOQUEZNA 10 mg tablets for the relief of heartburn associated with Non-Erosive GERD and we launched vonoprazan in the U.S. for daily treatment of heartburn associated with Non-Erosive GERD in the third quarter of 2024. Our successful commercialization of these products in the United States includes a focused sales force targeting prescribers of treatments for GERD and H. pylori infection, particularly gastroenterologists and primary care physicians. Through our national sales force we are currently targeting approximately 52,000 core high volume PPI prescribers who, on average, have written close to 1,200 PPI prescriptions annually. We believe we have an opportunity to achieve significant share of voice and exposure to physicians given the scarcity of actively marketed anti-secretory medicines. Given the limitations of PPIs and current unmet need, we believe the commercial opportunity for VOQUEZNA is substantial. Moreover, we believe all our U.S. approved products containing vonoprazan, including VOQUEZNA, should benefit from the 10-year period of non-patent NCE exclusivity that commenced upon approval of our initial products for H. pylori infection in May 2022.
•
Further expand the development of vonoprazan across indications, including EoE, and alternative formulations and packaging. We plan to pursue vonoprazan lifecycle extension strategies in areas with clear unmet need, clinical rationale, and commercial justification. For example, we have obtained FDA feedback on the design of a Phase 2 study investigating VOQUEZNA as a potential treatment for EoE, in adults and adolescents, and plan to initiate the study in the first half of 2025. Additionally, we believe that vonoprazan has the ideal profile for an OTC product because of the potential for rapid symptom relief and a well-tolerated safety profile. We plan to explore the economics and potential development in this market to determine the best strategy going forward. Potential indications for development in addition to EoE may include treatment of gastric and duodenal ulcers, and Barrett’s esophagus; and alternative formulations and packaging include orally disintegrating tablets and other oral dosage forms for patients with difficulty swallowing, and an intravenous formulation for in-hospital applications. We are also evaluating further development of vonoprazan as an “as needed” treatment of Non-Erosive GERD. With our recent launch of VOQUEZNA for Non-Erosive GERD, we have begun generating real-world data which are being reviewed to understand consumer usage patterns and prescribing habits of healthcare providers. These insights will help assess the value and potential timing for advancing a Phase 3 program to validate the "as needed" dosing of VOQUEZNA for active heartburn episodes.
•
Evaluate commercial partnerships to maximize the vonoprazan opportunity outside of the United States. To address the opportunity for vonoprazan in Europe and Canada, we continue to evaluate potential partners with existing commercial infrastructure and expertise in these markets. We believe this strategy could allow us to realize the value of the market opportunity in Europe and Canada while focusing our resources on the U.S. market.
•
In-license or acquisition of additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner. We plan to evaluate and to take advantage of our management team’s GI expertise to opportunistically in-license or acquire additional innovative therapies for diseases treated by gastroenterologists. We plan to leverage our development and commercial infrastructure to support multiple assets targeting GI indications.

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

Drug-induced gastric acid suppression is a key component of the management of acid-related GI diseases prior to the launch of VOQUEZNA. Three classes of drugs with distinct mechanisms of action were principally used for treatment in the United States and Europe: antacids, histamine receptor antagonists, or H2RAs, and PPIs.

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

24-hr Hold Time > pH 4.0 of Vonoprazan vs. Esomeprazole at Day 1 and Day 7

Vonoprazan for the Treatment of Acid-Related GI Diseases

Given the shortcomings of PPI therapy, we believe that there is a significant unmet medical need for a safe and effective anti-secretory agent with rapid, potent, and durable anti-secretary effects. In May 2022, we received FDA approval for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, each for the treatment of H. pylori infection in adults. In November 2023, we received FDA approval of vonoprazan, under the brand name VOQUEZNA, for the healing and maintenance of healing of all grades of erosive esophagitis and relief of heartburn associated with erosive esophagitis in adults, and in September 2023, we submitted an NDA seeking approval of vonoprazan as a once-daily treatment of heartburn associated with Non-Erosive GERD in adults. On July 17, 2024, the FDA approved VOQUEZNA 10 mg tablets for the relief of heartburn associated with Non-Erosive GERD, the largest category of GERD. Before we developed and obtained our initial approvals for VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK in the United States, vonoprazan was developed in markets outside of the United States by Takeda through an extensive clinical program, including 19 Phase 3 clinical trials. An estimate of over 60 million patients have received vonoprazan in Japan and other countries in Asia, Latin America and Russia since its launch. Vonoprazan received marketing approval in Japan in late 2014 and generated peak net sales of approximately $850 million and continues to achieve volume growth during its tenth full year on the market.

Vonoprazan in GERD

Based on the significant unmet medical need, previous Phase 3 trial results from Japan and elsewhere in Asia, and commercial potential, we prioritized the development and commercialization of vonoprazan in GERD, specifically for:

•
the healing of all grades of Erosive GERD and relief of associated heartburn in adults;
•
the maintenance of healing of all grades of Erosive GERD and relief of associated heartburn in adults; and
•
the relief of heartburn associated with Non-Erosive GERD in adults.

GERD Disease Overview

GERD is one of the most prevalent diseases of any kind and is the most prevalent GI disease, affecting approximately 20% of the U.S. population and approximately 15% of the European population. We estimate there are approximately 65 million individuals with GERD in the United States and 50 million individuals with GERD in the EU5. GERD is a disease that develops when the reflux of acidic stomach contents into the esophagus causes troublesome symptoms and/or complications. The term covers a spectrum of diseases, the main categories of which are Erosive GERD, or EE, and Non-Erosive reflux disease, or Non-Erosive GERD. These diseases are detailed below:

•
Erosive GERD: Approximately 30% of GERD patients have Erosive GERD, which is classified by erosions in the esophageal mucosa caused by acidic reflux of stomach contents into the esophagus. Erosive GERD is commonly graded by the Los Angeles (LA) classification system, which characterizes the extent of erosions in the esophagus and is graded on a scale of increasing severity from A to D, with D being the most severe. Approximately 20% to 30% of Erosive GERD patients have moderate-to-severe disease with LA grade C or D erosions. Erosive GERD can have serious consequences. If left untreated, esophagitis may develop into peptic stricture, Barrett’s esophagus or esophageal cancer.

•
Non-Erosive gastroesophageal reflux disease (Non-Erosive GERD): Approximately 70% of GERD patients have Non-Erosive GERD, classified by abnormal gastric acid exposure in the esophagus and persistent symptoms without the presence of esophageal damage.

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

GERD patients typically present with heartburn and reflux symptoms. Based on these symptoms, patients are typically treated first-line with PPIs prior to a diagnostic endoscopy for specific disease classification of Erosive GERD or Non-Erosive GERD. Clinical guidelines suggest that endoscopy be performed in patients who continue to have symptoms despite an eight-week course of daily PPIs or have alarm symptoms, including GI bleeding, anemia, weight loss, chest pain, or difficult or painful swallowing. Our market research suggests that most patients are treated empirically based on symptoms rather than based on endoscopic characterization of disease.

GERD Treatment Paradigm

PPIs are currently the most widely used anti-secretory agents available in the United States and Europe for relieving GERD symptoms and healing erosions in gastric mucosa. Our market research suggests that approximately 80% of patients who are pharmacologically treated receive a PPI, and approximately 85% of PPI use is prescription rather than OTC. The majority of PPI use is chronic, with more than 70% of patients prescribed PPIs for daily use. According to IQVIA prescription data, approximately 110 million PPI prescriptions are written and filled annually across all indications.

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

Our Development Program in Non-Erosive Gastroesophageal Reflux Disease (Non-Erosive GERD)

In July 2024, the FDA approved VOQUEZNA for the relief of heartburn associated with Non-Erosive GERD, the largest category of GERD. Non-Erosive GERD patients do not have esophageal erosions that require chronic treatment to prevent recurrence of erosions and their potential sequelae. Moreover, we believe the rapid onset of acid control of vonoprazan may enable as-needed use for the management of heartburn in Non-Erosive GERD patients as an alternative to chronic daily treatment.

Daily Dosing of Vonoprazan for the Treatment of Heartburn Associated with Non-Erosive GERD (PHALCON-NERD-301)

In January 2023, we reported positive topline data from the primary endpoint in PHALCON-NERD-301, our Phase 3 study evaluating the safety and efficacy of vonoprazan 10 mg and 20 mg as a daily dosing (QD) treatment, as compared to placebo (QD), in the relief of heartburn over four weeks in adult participants with Non-Erosive reflux disease, or Non-Erosive GERD. In this trial, patients in each vonoprazan treatment group, 10 mg and 20 mg, had a significantly higher mean percentage of 24-hour heartburn-free days (without daytime or nighttime heartburn as assessed by daily diary) compared to placebo after four weeks. This is the same endpoint used in other Phase 3 trials for PPIs that are approved in the U.S. for the treatment of Non-Erosive GERD.

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

Mean percentage (%) of 24-hour heartburn free days over 4-week period
50%
40%
30%
20%
10%
0%
28%
45%
44%
p<0.0001²
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
Percentage of Subjects w/o Daytime or Nighttime Heartburn
0
10
20
30
40
50
60
70
80
1
7
14
21
28
35
42
49
56
63
70
77
84
91
98
105
112
119
126
133
140
147
154
161
168
Study Day

20-Week Extension Period (Not Placebo-Controlled): Mean % of 24-hr Heartburn Free Days[2]			
Placebo → Vonoprazan 10 mg	**Placebo → Vonoprazan 20 mg**	**Vonoprazan 10 mg**	**Vonoprazan 20 mg**
62%	**63%**	**63%**	**61%**

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

With our recent launch of VOQUEZNA for Non-Erosive GERD, we have begun generating real-world data which is being reviewed to understand consumer usage patterns and prescribing habits of healthcare providers. We believe these efforts will help assess the value and potential timing for advancing a Phase 3 program to evaluate the as needed dosing of VOQUEZNA for active heartburn episodes, building on the positive results from our prior Phase 2 study.

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

Uptake of Vonoprazan-Based vs. PPI-Based Therapy for First Line Treatment of H. pylori Infection in Japan from 2015-2019

35,000
30,000
25,000
20,000
15,000
10,000
5,000
0
Number of Patients
6,594
11,238
16,253
8,035
21,551
4,521
24,982
3,425
28,956
2,629
2015
2016
2017
2018
2019
Index Year

This same real-world study utilizing Japanese claims data also suggests that improved eradication rates have the potential to result in significant reductions of H. pylori-related healthcare costs and healthcare resource utilization. The results of this study showed that vonoprazan was associated with lower healthcare costs and healthcare resource utilization than PPI-based therapy for the treatment of H. pylori infection in Japan. Specifically, during the 12 months following initiation of treatment for H. pylori infection, all-cause healthcare costs and healthcare resource utilization were significantly lower for patients treated with vonoprazan-based triple therapy compared to a PPI-based triple therapy.

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

Current Treatment Paradigm in the United States and Europe

The ACG recently updated its clinical practice guideline to inform the evidence-based management of patients with H. pylori infection in North America. ACG noted that substantial changes were made to these updated guidelines based on increasing rates of resistance to key antibiotics used to treat H. pylori and new research on novel antibiotics and potassium-competitive acid blockers, or PCABs. As such the use of PCABs have been incorporated into these guidelines. In treatment naive patients, dual therapy with a PCAB and amoxicillin is suggested (moderate quality evidence) for empiric, first-line treatment. In patients with unknown clarithromycin susceptibility, PCAB-clarithromycin triple therapy is suggested over PPI-clarithromycin triple therapy (moderate quality evidence). Although PCAB based therapy is not specifically mentioned as a recommendation for treatment- experienced patients with H. pylori infection, the guidelines emphasize that it can be considered in certain patients with persistent H. pylori infection. Dual PCAB therapy may be considered in patients with no penicillin allergy and with unknown antibiotic susceptibility when optimized bismuth quadruple therapy or rifabutin triple therapy is not an option or in patients with known clarithromycin or levofloxacin resistance. Triple PCAB therapy may be considered in patients with confirmed clarithromycin sensitivity.

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

Given the declining eradication rates for H. pylori, bismuth quadruple therapy is recommended as first-line treatment; however, our U.S. market research study reported that physicians prescribe quadruple therapy to only 17% of first-line patients. Due predominantly to considerations of convenience and patient compliance, approximately 75% of physicians surveyed in our market research expressed a preference for convenience, or combination packs compared to individual bottles for both dual and triple therapy. Further, geographic patterns of resistance in the United States are poorly understood and treatment is largely empiric, with susceptibility testing rarely conducted prior to first-line treatment. Our U.S. market research study reported that only 8% and 16% of physicians conduct resistance testing prior to prescribing treatment for first-line and second-line H. pylori infection, respectively.

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

Convenience Packs for H. pylori

In December 2023, we launched VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK products which became available at retail pharmacies in the United States.

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
NDC 81520-250-14
Rx only
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

VOQUEZNA® Triple Pak®

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

Summary of Vonoprazan Safety Data

Safety in Clinical Studies

As of December 2024, approximately 9,400 subjects have been exposed to vonoprazan in completed and ongoing Phase 1 to 3 clinical trials. The doses studied have ranged from 1 to 120 mg with durations up to one year.

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

We also conducted a Phase 1, open-label study (VONO-401) to evaluate the pharmacokinetics, or PK, of vonoprazan in the breast milk of healthy lactating women following 20 mg once-daily or twice-daily regimens. The study enrolled women who had been breastfeeding or pumping for at least 4 weeks postpartum and temporarily discontinued breastfeeding during the treatment period. PK assessments demonstrated that the excretion of vonoprazan into breast milk was negligible, with less than 0.03% of the administered dose excreted and less than 0.3% of the weight-adjusted maternal dose potentially consumed by infants. Safety evaluations indicated that vonoprazan was well tolerated, with no significant safety concerns identified. These results suggest limited infant exposure to vonoprazan through breast milk.

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

Vonoprazan Post-Marketing Safety in Japan and Asia

The most recent post-marketing safety report from December 2023 includes a worldwide cumulative estimate of over 60 million patients who have received vonoprazan since its approval in late 2014. Based on the post-marketing experience, the clinically significant adverse reactions section of the Japanese prescribing information for vonoprazan was updated to include shock, anaphylaxis, hepatic impairment, skin reactions such as toxic epidermal necrolysis, Steven-Johnson syndrome, and erythema multiforme; and events of pancytopenia, agranulocytosis, leukocytopenia, and thrombocytopenia. The incidence of these reactions was considered extremely rare (less than 1 in 100,000 patients) and a causal relationship to vonoprazan could not be ruled out. Although serious hepatic adverse events have been observed among patients exposed to vonoprazan in Japan in the post-marketing setting, these cases were typically confounded by comorbidities or other concomitant medications and believed to be idiosyncratic reactions. Post-marketing safety data, including the December 2023 post-marketing safety report, has been submitted to the Pharmaceuticals and Medical Devices Agency. Moreover, the final results from the VISION trial, a five-year randomized, open-label, multicenter study conducted by Takeda evaluating the long-term efficacy and safety of vonoprazan compared with the PPI lansoprazole in patients with EE, further demonstrate that the safety profile of vonoprazan is generally comparable to lansoprazole.

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

Vonoprazan Commercialization in Japan

Vonoprazan generated peak net sales of approximately $850 million and continues to achieve volume growth during its tenth full year on the market since its approval in 2014. Based upon sales during the 3-month period ending March 2024, vonoprazan had achieved a 34% share based on volume and a 63% market share based on sales among acid suppression therapies in Japan.

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

VOQUEZNA Commercial Opportunity and Strategy

The market for prevention and treatment of acid-related GI diseases in the United States and Europe is large. In the U.S., there were approximately 7.9 billion prescription PPI doses dispensed during the 12 months ended December 31, 2024.

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

We believe our success in securing broad market access and formulary positioning comes from our differentiated profile and superiority demonstrated in our Phase 3 clinical trials in Erosive GERD and H. pylori from the PPI-based standard of care. For example, following approval of VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, we believe our interactions with payers highlight the favorable commercial coverage secured to date of these products. As of February 2025, approximately 120 million commercially covered lives in the United States have access to VOQUEZNA tablets, comprising an estimated 80% of total U.S. commercial lives. We believe our approved VOQUEZNA-based therapies have the potential to improve the standard of care for acid-related GI diseases by providing a safe and effective treatment option for the millions of patients not fully satisfied with their other current treatment options.

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

Sales and Marketing

We have established robust marketing, sales, and distribution capabilities to support the launch of our approved products and we are independently commercializing VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK in the United States through an experienced national sales force. We believe we can successfully commercialize our approved products in the United States with a focused sales force targeting high prescribers of PPIs, particularly gastroenterologists and primary care physicians. Our strategy is to target approximately 52,000 core high volume PPI prescribers in the treatment of GERD and H. pylori infection. According to IQVIA data, of these physicians, each write on average approximately 1,200 PPI prescriptions annually. We are not aware of any anti-secretory product that has been promoted to this core group of prescribers, nor to the broader medical community, for nearly a decade. In the United States, we sell primarily to pharmaceutical wholesale distributors, which are the principal means of distributing our products to healthcare providers.

We also market certain products through direct-to-consumer channels, including across streaming platforms, traditional broadcast and cable television, and consumer-facing digital channels including Facebook, Instagram, waiting room TVs in doctors’ offices, and digital banner ads. Since launch, the campaign has reached millions of GERD sufferers and is driving strong patient engagement, increasing prescription requests, and motivating patients to explore a treatment option that works differently than PPIs.

Additional Vonoprazan Development Opportunities

Eosinophilic Esophagitis and Other Indications

While we are initially focused on the commercialization of vonoprazan for the treatment of GERD and H. pylori infection, we believe there are opportunities to expand the use of vonoprazan to other indications in our licensed territories. For example, we plan to expand clinical development of vonoprazan in the U.S. into EoE, the most common type of eosinophilic gastrointestinal disease. EoE is an autoimmune disease with significant unmet need and can result in trouble swallowing, chest pain, vomiting and impaction of food in the esophagus, a medical emergency. There are only two FDA-approved treatments for EoE. Although not approved for this indication, PPIs are often prescribed as a first-line therapy for the treatment of EoE. Vonoprazan demonstrated similar efficacy to PPIs in an investigator-sponsored EoE clinical trial in Japan. In this clinical trial, 112 patients with EoE were treated with vonoprazan, or the PPI rabeprazole or esomeprazole. Of patients treated with vonoprazan, 82% had complete relief of symptoms compared to 70% for esomeprazole and 76-78% for rabeprazole. Similarly, 35% of patients treated with vonoprazan demonstrated complete remission of EoE by histology, compared to 37% for esomeprazole and 31-38% for rabeprazole. Given the limited choices of therapies for EoE and vonoprazan’s demonstrated potential, we believe EoE is an important indication for future study. We have obtained FDA feedback on the design of a Phase 2 study investigating VOQUEZNA as a potential treatment for EoE, in adults and adolescents, and plan to initiate the study in the first half of 2025.

In addition to EoE, Barrett’s esophagus and Zollinger Ellison syndrome are severe diseases related to acid secretion where PPIs are the current standard of care. The improved acid control of vonoprazan relative to PPIs may lead to use in these indications with improved results over PPIs.

Formulations and Packaging

Orally Disintegrating Tablet

Takeda currently commercializes an orally disintegrating tablet, or ODT, formulation for vonoprazan in Japan and we are in the process of developing our own ODT formulation. We plan to conduct one or more Phase 1 trials to support potential approval of this alternative formulation. We believe that an ODT formulation represents a meaningful commercial opportunity for patients with difficulty swallowing in adults as well as will provide more desirable dosing administration options for children. It is estimated peak U.S. sales of the lansoprazole ODT formulation were over $450 million.

Over the Counter Use

We believe that vonoprazan has the ideal profile for an OTC product, including the potential for as needed symptom relief and a well-tolerated safety profile. Sales of OTC heartburn relief products in the United States are substantial, constituting a multi-billion-dollar market. We plan to explore the economics and potential development in this market to determine the best strategy going forward.

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

We expect that, for the treatment of H. pylori infection, Erosive GERD and Non-Erosive GERD, VOQUEZNA will primarily compete with generic PPIs marketed by multiple pharmaceutical companies in both the prescription and OTC markets. In addition to generic PPI-based triple and quad therapies, we expect VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK will compete with Talicia, a co-formulated capsule comprising generic omeprazole, amoxicillin, and rifabutin for the treatment of H. pylori infection, launched in March 2020 by RedHill Biopharma Ltd.

We are aware of three PCABs in development in U.S. as well as additional PCABs in territories outside the U.S. If approved in our territories, these PCABs may compete with vonoprazan. In the U.S., Daewoong is seeking a partner to advance development of fexuprazan. Outside the U.S., fexuprazan is launched in five countries and under health authority review in nine countries or regions. In the U.S., Sebela initiated three tegoprazan Phase 3 studies in Erosive GERD, Non-Erosive GERD and long-term safety–with expected completion in 2025. Outside the U.S., tegoprazan is launched in 14 countries, registered but not launched in one country and under health authority review in four countries. In the U.S., Cinclus obtained FDA agreement on their linaprazan glurate pediatric plan and plans to initiate two linaprazan glurate Phase 3 studies in patients with severe Erosive GERD in 2025 and two H. pylori Phase 3 dual therapy (with amoxicillin) studies in 2026. Outside the U.S., Cinclus, via their local partner, received a 2024 approval in GERD for linaprazan glurate in China--facilitating a potential launch there in 2025. No other registration activities are noted for linaprazan glurate. In Europe, Cinclus agreed to a pediatric investigation plan with the European Medicines Agency and received regulatory advice on Phase 2 and Phase 3 study designs. Lastly, there are two additional PCABs with registrations outside the U.S.—Jiangsu Carephar’s keverprazan which launched in China and Jeil’s zastaprazan which launched in South Korea. To the best of our knowledge, none of the above compounds have demonstrated superiority to PPIs in a Phase 3 clinical trial.

Additionally, we are aware of two PPIs in territories outside of the U.S. that if developed and approved in our licensed territories may compete with vonoprazan. These include Dexa Medica’s DLBS-2411, launched in the Philippines and in Phase 3 in Indonesia and Sihuan Pharmaceutical’s anaprazole, launched in China.

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

Our patent portfolio, comprising patents and patent applications exclusively licensed to us, is built with a goal of establishing broad protection that generally includes, for the product candidate compound, claims directed to composition of matter, pharmaceutical compositions or formulations, methods of synthesis, and methods of treatment using such pharmaceutical compositions or formulations. As of December 31, 2024, our patent portfolio covering vonoprazan consists predominantly of exclusively licensed patents and patent applications from Takeda. Subject to the terms of the license agreement we entered into with Takeda on May 7, 2019, or the Takeda License, we have licensed from Takeda exclusive rights in the United States, Europe, and Canada to patents and patent applications covering the composition of matter, formulation, use and/or manufacture of vonoprazan. Our patent portfolio comprises 11 distinct patent families protecting the technology relating to the compound vonoprazan and its synthetic intermediates, methods of synthesizing vonoprazan and related compounds, various formulations of vonoprazan products, as well as methods of treating diseases with vonoprazan and related compounds. As of December 31, 2024, our portfolio consists of approximately 25 issued U.S. patents, 4 pending U.S. applications, 16 issued European patents subsequently validated in individual European countries, 2 pending European applications, 6 issued Canadian patents, and 3 pending Canadian applications. The issued patents and pending applications have nominal expiration dates ranging from 2024 to 2038 without accounting for any available patent term adjustments or extensions. The issued U.S. patent covering the composition of matter of vonoprazan is expected to expire in August 2028, not including patent term extension. The issued U.S. patent covering the formulation of vonoprazan is expected to expire in August 2030, not including patent term extension.

The term of individual patents in our portfolio depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent may be eligible for patent term adjustment, which permits patent term restoration as compensation for delays incurred at the United States Patent and Trademark Office, or USPTO, during the patent prosecution process. In addition, for patents that cover an FDA-approved drug, the Drug Price Competition and

Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. While the length of the patent term extension is related to the length of time the drug is under regulatory review, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent per approved drug may be extended under the Hatch-Waxman Act. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. We have applied for, and in the future, expect to apply for patent term extensions on patents covering our approved products, including vonoprazan. While we plan to seek any available patent term extension to any issued patents we may be granted in any jurisdiction where such extensions are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us, and for employees and consultants to enter into invention assignment agreements with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Where applicable, the agreements provide that all inventions to which the individual contributed as an inventor shall be assigned to us, and as such, will become our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

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

We paid Takeda upfront consideration consisting of a cash payment of $25 million, 1,084,000 shares of common stock and a warrant to purchase 7,588,000 shares of common stock, or the Takeda Warrant. We agreed to make milestone payments to Takeda upon achieving certain tiered aggregate annual net sales of licensed products in the United States, Europe and Canada up to a total maximum milestone amount of $250 million. We also agreed to make tiered royalty payments averaging in the low double digits royalty rate on aggregate net sales of licensed products, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 15 years following first commercial sale in such country.

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

Unless terminated earlier, the API Supply Agreement has an initial period that expires in August 2027. This initial term was extended by two years from 2027 to 2029 upon Evonik's successful qualification of a second manufacturing facility to produce API in December of 2024. The API Supply Agreement may be terminated effective at the end of the initial period on at least 24-months written notice by either party. In the absence of such notice, the API Supply Agreement will extend automatically for additional 2-year periods which may be terminated upon 18 months’ notice. The API Supply Agreement may also be terminated at any time upon written notice by either party if the other party has failed to remedy a material breach of the terms of the Supply Agreement within a specified period following receipt of written notice of such breach.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of certain preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practice, or GLP, regulations and other applicable regulations;
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
•
satisfactory completion of potential FDA inspection of selected clinical investigation sites to assess compliance with GCPs; and
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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of one or more qualified investigators in accordance with GCP regulations, which include, among other things, the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND as well as any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans exposed to the drug, and any clinically important increased rate of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct additional clinical studies to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug, which could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required.

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

In addition, depending on the design of the applicable clinical trials, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will generally require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require such confirmatory trials to be well underway prior to granting accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner, or if such studies fail to verify the predicted clinical benefit. In addition, the FDA requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Pediatric exclusivity is another type of market exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of non-patent regulatory exclusivity or patent term if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

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

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payers, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Coverage and reimbursement for VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK and any future product candidates can be subject to challenge, reduction or denial by third-party payers.

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

Medicaid is a joint federal and state program administered by the states for low-income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Under the Medicaid Drug Rebate Program, or MDRP, as a condition of having federal funds being made available to the states for covered outpatient drugs under Medicaid, and, if applicable, Medicare Part B, pharmaceutical manufacturers must enter into an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of covered outpatient drug dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid drug rebates are based on pricing data that pharmaceutical manufacturers report on a monthly and quarterly basis to CMS, which is the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price, or AMP, for each drug and, in the case of innovator products, the Best Price, or BP, which represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. If a manufacturer becomes aware that its MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, the manufacturer must resubmit the corrected data for up to three years after those data originally were due. If a manufacturer fails to provide information timely or is found to have knowingly submitted false information to the government, the manufacturer may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

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

Among policy makers and payers in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, or the Affordable Care Act, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The Affordable Care Act increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, which was replaced by a new manufacturer discount program on January 1, 2025 (as discussed below), in which manufacturers were required to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the MDRP are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and political challenges to certain aspects of the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act without specifically ruling on the constitutionality of the Affordable Care Act. Thus, the Affordable Care Act will remain in effect in its current form.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2032, unless additional Congressional action is taken. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. Previously, the rebate was capped at 100% of a drug’s AMP.

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

Most significantly, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the Affordable Care Act in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined, but is likely to be significant. Individual states in the U.S. have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payers and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Data Privacy and Security Laws

As a pharmaceutical company, we are subject to federal, state and foreign data privacy, cybersecurity and data breach notification laws governing the collection, use, disclosure and protection of health-related and other personal information. For example, in the U.S., HIPAA imposes privacy, security and breach reporting obligations upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information, or PHI, in connection with providing certain services for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of protected health information to the HHS, to affected individuals, and if the breach is large enough, to the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured personal health information, a complaint about privacy practices or an audit by the HHS may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s cybersecurity measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. In addition, certain other federal, state laws, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or collectively, the CCPA and similar state laws in other U.S. states govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

We are also subject to the European Union General Data Protection Regulation, or the EU GDPR, and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018, or collectively, the UK GDPR (the EU GDPR and UK GDPR together referred to as the “GDPR”), which imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data”, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Failure to comply with applicable data privacy and security laws can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital

As of December 31, 2024, we had 427 full-time employees, some of whom hold a Ph.D., M.D. or other advanced degree in their field. Our number of employees continued to increase substantially in 2024 in support of our commercialization of VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition. In this section, we first provide a summary of the more principal risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.

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
●
We currently depend entirely on the success of VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQEUZNA DUAL PAK, which were launched in the fourth quarter of 2023. If we are unable to successfully commercialize these products, our business will be materially harmed;
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

Since our inception, we have incurred significant operating losses. Our net loss was $334.3 million and $201.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $1.3 billion. We expect to continue to incur expenses and operating losses for the foreseeable future. It could be several years, if ever, before VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK or other product candidates, if approved, generate significant revenues to offset these expenses and operating losses. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we:

•
initiate, continue, or complete planned or ongoing clinical trials for VOQUEZNA, vonoprazan or any future product candidates, including related support activities;
•
make required milestone and royalty payments under license agreements by which we acquired rights to vonoprazan;
•
make required royalty payments under the Revenue Interest Financing Agreement, or RIFA, entered into in May 2022, as amended;

•
make required payments under the Loan and Security Agreement with Hercules Capital, Inc., or Loan Agreement, entered into in September 2021, as amended;
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

We may require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

The development and commercialization of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to achieve product sales for VOQUEZNA and our other approved products and progress our current and planned development programs. In addition, we are required to make milestone and royalty payments to Takeda, from whom we have in-licensed the rights to develop and commercialize vonoprazan in the United States, Europe, and Canada pursuant to the Takeda License. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or royalty payments. If we obtain additional regulatory approvals for vonoprazan or regulatory approval for any future product candidates, we also expect to incur significant additional commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of vonoprazan for additional populations, such as patients with EoE, or other product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our Loan Agreement, with Hercules Capital, or Hercules, are sufficient to fund operations for at least the next 12 months and along with anticipated product revenues and we believe will be sufficient to enable us to reach cashflow positivity. In particular, we expect that these funds will allow us to finance the ongoing launch of VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, and any other clinical activities. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop vonoprazan or any future product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, our Loan Agreement with Hercules, our Revenue Interest Financing Agreement, other debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Our Loan Agreement and our Revenue Interest Financing Agreement include, and any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. For example, our Loan Agreement with Hercules contains minimum cash and performance financial covenants.

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

With respect to VOQUEZNA, VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK, and any future product candidates, the FDA, EMA or other comparable regulatory authority may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA and comparable regulatory authorities may also require a risk evaluation and mitigation strategy, or REMS, or similar risk management measures as a condition of approval of any future product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, for our approved products or future products that obtain approval, particularly following commercial launch of any such products, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and similar requirements and GCP requirements for any clinical trials that we conduct. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any future product candidates or additional indications for our current products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approvals that we may have obtained, may be subject to enforcement action, and we may not achieve or sustain profitability.

Additionally, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products such as our currently approved products, and any additional product candidates containing vonoprazan and any future product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, the FDA has approved VOQUEZNA for the treatment for healing and maintenance of healing of all grades of erosive esophagitis and relief of heartburn associated with erosive esophagitis in adults, for the relief of heartburn associated with Non-Erosive GERD in adults and, in combination with either amoxicillin, or amoxicillin and clarithromycin, treatment of H. pylori infection in adults, and we are not currently permitted to promote this product for any other uses unless and until such uses are approved by the FDA. For any product for which we have obtained a marketing approval, however, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our current products or any product candidates, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

We expect that, for the treatment of H. pylori infection, healing and maintenance of all grades of erosive esophagitis and relief of heartburn associated with erosive esophagitis and treatment of heartburn associated with Non-Erosive GERD, VOQUEZNA will primarily compete with generic PPIs marketed by multiple pharmaceutical companies in both the prescription and OTC markets. In addition to generic PPI-based triple and quad therapies, we expect VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK will compete with Talicia, a co-formulated capsule comprising generic omeprazole, amoxicillin, and rifabutin for the treatment of H. pylori infection, launched in March 2020 by RedHill Biopharma Ltd.

We are aware of three PCABs in development in U.S. as well as additional PCABs in territories outside the U.S. If approved in our territories, these PCABs may compete with vonoprazan. In the U.S., Daewoong is seeking a partner to advance development of fexuprazan. Outside the U.S., fexuprazan is launched in five countries and under health authority review in nine countries or regions. In the U.S., Sebela initiated three tegoprazan Phase 3 studies in Erosive GERD, Non-Erosive GERD and long-term safety–with expected completion in 2025. Outside the U.S., tegoprazan is launched in 14 countries, registered but not launched in one country and under health authority review in four countries. In the U.S., Cinclus obtained FDA agreement on their linaprazan glurate pediatric plan and plans to initiate two linaprazan glurate Phase 3 studies in patients with severe Erosive GERD in 2025 and two H. pylori Phase 3 dual therapy (with amoxicillin) studies in 2026. Outside the U.S., Cinclus, via their local partner, received a 2024 approval in GERD for linaprazan glurate in China--facilitating a potential launch in 2025. No other registration activities are noted for linaprazan glurate. In Europe, Cinclus agreed to a pediatric investigation plan with the European Medicines Agency and received regulatory advice on Phase 2 and Phase 3 study designs. Lastly, there are two additional PCABs with registrations outside the U.S.—Jiangsu Carephar’s keverprazan which launched in China and Jeil’s zastaprazan which launched in South Korea. To the best of our knowledge, none of the above compounds have demonstrated superiority to PPIs in a Phase 3 clinical trial.

Additionally, we are aware of two PPIs in territories outside of the U.S. that if developed and approved in our licensed territories may compete with vonoprazan. These include Dexa Medica’s DLBS-2411, launched in the Philippines and in Phase 3 in Indonesia and Sihuan Pharmaceutical’s anaprazole, launched in China.

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

We have only recently expanded our marketing, sales and distribution capabilities in advance of the launch of VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. This expansion greatly increased our expenses and was very time consuming for management. We currently market, sell and distribute VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK through our own sales and marketing organization. Our current sales force may not be sufficient in size and may not have adequate expertise in the medical markets we intend to target. Any deficiency in our sales, marketing and distribution capabilities or delay in the future development of such capabilities would adversely impact the commercialization of our products. To the extent that in the future we enter into any collaboration agreements with respect to marketing, sales or distribution for our current products and any future product candidates our product revenue may be lower than if we directly marketed or sold any approved products. In addition, we plan on entering into collaboration agreements with respect to marketing, sales and distribution of our products in Europe and Canada. Any revenue we receive in these markets will depend in whole or in part upon the efforts of these third-party collaborators, which may not be successful and are generally not within our control.

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

Risks Related to the Development and Regulatory Approval of Product Candidates

We depend entirely on the success of VOQUEZNA and other products containing vonoprazan. If we do not successfully commercialize VOQUEZNA in its approved indications, or we experience significant delays in doing so, we may never become profitable.

We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the commercialization of vonoprazan and the development and regulatory approval of vonoprazan for additional indications. We cannot be certain that we will be able to submit or obtain approval for any additional NDA or NDA supplement, or sNDA, for vonoprazan within the timeframes we expect, that any NDAs or sNDAs we submit will be accepted by the FDA for filing in a timely manner or at all, or that any of our product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval.

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

In addition, Takeda, a third party over which we have no control, has the right to develop and commercialize vonoprazan outside of the United States, Europe, and Canada. Takeda has marketing approval for vonoprazan in certain countries in Asia and Latin America, and Takeda has ongoing clinical trials of vonoprazan in certain indications that we are also pursuing. If such ongoing trials fail to meet their primary endpoints, have serious adverse events or encounter other problems, the development potential of vonoprazan could be materially and adversely affected. In addition, if serious adverse events or other problems occur with patients using vonoprazan marketed outside of our licensed territories, or if the results of ongoing or future clinical trials of vonoprazan conducted by Takeda or others generate negative results or results that conflict with the results of our clinical trials, the FDA or other regulatory authorities may delay, limit, or deny approval of vonoprazan for additional indications, require us to conduct additional clinical trials as a condition to marketing approval, withdraw their approval of our products containing vonoprazan or otherwise restrict our ability to market and sell our products containing vonoprazan, if approved. In addition, treating physicians may be less willing to prescribe vonoprazan due to concerns over such trial results or adverse events, which would limit our ability to commercialize our vonoprazan products.

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
•
such authorities may not agree that the data collected from clinical trials of vonoprazan, including data collected from clinical trials conducted by Takeda and independent investigators outside of our licensed territories, and any future product candidates are acceptable or sufficient to support the submission of an NDA, sNDA or other submission or to obtain regulatory approval, and such authorities may impose requirements for additional preclinical studies or clinical trials;
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

With respect to our approvals in the U.S., the FDA has granted approvals, and may grant future approvals, with the requirement that we perform additional costly clinical trials, including pediatric trials. Foreign regulatory authorities may also make their approvals contingent on similar requirements. The FDA or other comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or other comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, additional regulatory approvals would delay or prevent commercialization of that indication or product candidate and would materially adversely impact our business and prospects.

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

For example, we believe the rapid onset of acid suppression observed in clinical studies of vonoprazan may enable as needed use for the management of heartburn symptoms associated with Non-Erosive GERD. However, no proton pump inhibitor has received approval from the FDA for this dosing regimen. We may be incorrect in our belief regarding the potential of vonoprazan as an as needed treatment for Non-Erosive GERD and any potential clinical trial we conduct studying as needed dosing of vonoprazan in Non-Erosive GERD patients may not succeed including as a result of our design and enrollment criteria.

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

We enrolled patients in Europe in our Erosive GERD and H. pylori trials, and we may conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States and not subject to an investigational new drug application, or IND, acceptance of this data is subject to certain conditions imposed by the FDA. For example, regardless of whether the applicable clinical trials were conducted under an IND, where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the United States population and United States medical practice; the trials were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Similar requirements may apply in foreign jurisdictions.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA, may also slow the time necessary for new drugs and or modifications to approved drugs or to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or renewed global health concerns hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

CROs, investigators or other third parties may not devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed, or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable regulatory authority concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA, sNDA or similar marketing application we submit by the FDA or by comparable regulatory authority. Any such delay or rejection could prevent us from commercializing vonoprazan for additional indications and any future product candidates.

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

Any performance failure on the part of Catalent, Evonik, Sandoz or any future manufacturers could delay clinical development or additional marketing approvals, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our current products. If Catalent, Evonik, or Sandoz cannot perform as agreed, we may be required to replace them and we may be unable to replace them on a timely basis or at all. Further, Catalent, Evonik, Sandoz and any other third-party manufacturers we may use may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health emergencies or ongoing hostilities in the Ukraine and the Middle East. If Catalent, Evonik, Sandoz or other third-party manufacturers were to encounter any manufacturing or shipping difficulties or delays due to these factors, our ability to provide vonoprazan to patients in clinical trials, or to provide product for treatment of patients if approved, would be jeopardized.

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

The loss of, or significant reduction in business from, one or more of our major customers could significantly reduce our revenue, earnings or other operating results.

We sell our products primarily to established wholesale distributors and retailers in the pharmaceutical industry. A significant portion of our revenue is derived from a relatively small number of these customers. Three of our customers combined provided approximately 69% of our product sales during the year ended December 31, 2024, with each of these individual customers ranging from 22% to 25% of our product sales. The loss of any of these customers, or any of our other large customers, or reductions in business from them, could have a material adverse effect on our business, financial condition, results of operations, and cash flow. There can be no assurance that revenue from any customer will continue at their historical levels. Further, as of December 31, 2024, three customers accounted for 81% of our accounts receivable balance, with each of these individual customers ranging from 25% to 31% of the accounts receivable balance. As a result, we are exposed to credit risk from these customers and if any of these customers were to fail to pay us in a timely manner, our cash flows could be materially harmed.

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
•
business interruptions resulting from geopolitical actions, including war, such as the ongoing hostilities in the Ukraine or the Middle East, and terrorism, or natural disasters such as earthquakes, typhoons, floods and fires or public health emergencies or pandemics;
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

In September 2021, we entered into, and in December 2023 we increased the amounts available under and extended the maturity date of, a Loan Agreement with Hercules. We borrowed $100 million at the inception of the Loan Agreement, $40 million in December 2023, $10 million in March 2024, $25 million in June 2024, and $25 million in December 2024 and may be eligible to borrow up to an additional $100 million. All obligations under the Loan Agreement are secured by a first priority lien on substantially all of our assets, including intellectual property and certain other assets. As a result, if we default on any of our obligations under the Loan Agreement, Hercules could foreclose on its security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

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

In May 2022, we entered into a Revenue Interest Financing Agreement with the Initial Investors pursuant to which we can receive up to $260 million in funding from the Initial Investors, and in October 2022, we entered into the Joinder Agreement under which we can receive up to $40 million from the Additional Investor, bringing the total funding available under the Revenue Interest Financing Agreement to up to $300 million. Under the terms of the Revenue Interest Financing Agreement and Joinder Agreement,

we received $100 million at the initial closing and received an additional $175 million in November 2023 following FDA approval of vonoprazan in its Erosive GERD indication. In addition, we were eligible for $25 million in additional funding for achievement of a sales milestone. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. As of December 31, 2024, no additional funding is available under the Revenue Interest Financing Agreement.

Under the Revenue Interest Financing Agreement, the investors are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and when we received FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with Non-Erosive GERD, which occurred on July 17, 2024. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount.

If the investors have not received aggregate payments of at least 100% of the Investment Amount by December 31, 2028, and at least 200% of the Investment Amount by December 31, 2037, each a Minimum Amount, then we will be obligated to make a cash payment to the investors in an amount sufficient to gross the investors up to the applicable Minimum Amount.

Pursuant to the Revenue Interest Financing Agreement, we also agreed to specified affirmative and negative covenants, including covenants to use commercially reasonable efforts to promote products containing vonoprazan in the United States and covenants requiring us to maintain certain levels of cash. The Revenue Interest Financing Agreement also contains representations and warranties, other covenants, indemnification obligations, and other provisions customary for transactions of this nature. In the event of an event of default under the Revenue Interest Financing Agreement, the investors may be entitled to foreclose on the pledged collateral which includes the applicable royalty under the Revenue Interest Financing Agreement from net sales of VOQUEZNA and other products containing vonoprazan.

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

Our number of employees continued to increase substantially in 2024 in support of our commercialization of VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. This expansion of our operations has resulted in a significant increase in our commercial organization, which may divert our management and business development resources from our clinical development group. To manage our recent growth and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to certain payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) , certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives)and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities.

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
•
a Medicare Part D coverage gap discount program, which was replaced by a new manufacturer discount program on January 1, 2025 (as discussed below), in which manufacturers were required to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2032, unless additional Congressional action is taken. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. Previously, the rebate was capped at 100% of a drug’s AMP.

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

Most significantly, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the Affordable Care Act in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years HHS has and will continue to issue and update guidance as these programs are implemented. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined, but is likely to be significant. The likelihood of implementation of these and other reform initiatives is uncertain. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third party payers and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for vonoprazan and any future product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements could adversely impact the supply of material from foreign CROs and CMOs to us or our ability to secure government commitments to purchase potential therapies.

We currently and may in the future rely on foreign CROs and CMOs, such as Evonik based in Germany and Sandoz based in Austria. Such foreign CROs and CMOs may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase potential therapies. For example, members of the U.S. Congress have introduced bills aimed at commercial supply of pharmaceutical products and the Trump Administration has announced tariffs on certain industries, such as steel and aluminum imports, and the intent to impose additional tariffs for other industries or countries. If these bills become law, or similar laws are passed, or if sanctions applicable to our commercial supply chain are imposed, they would have the potential to severely increase our costs or we may be required to shift manufacturing to other third parties which could be costly and cause supply disruptions which could adversely impact our operations.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection, privacy and security laws, regulations, standards and other requirements, and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. While we are not a covered entity under HIPAA, we interact with healthcare providers regulated by HIPAA as covered entities. Certain states have also adopted comprehensive and health-specific privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent regulation in the United States of the collection, use, disclosure and other processing of personal information. The enactment of such laws creates the potential for a patchwork of overlapping, but different and potentially conflicting, requirements that may make compliance challenging. In the event that we become subject to HIPAA, the CCPA and similar state privacy laws, compliance will likely involve significant expenditure and resources, and any failure or perceived failure to comply with the requirements of these laws could adversely affect our business, results of operations and financial condition.

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

Given our past sponsorship of clinical trials at sites in Europe, we are also subject to GDPR which impose comprehensive data privacy compliance obligations in relation to processing the personal data of individuals within the EEA and UK. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million / GBP 17.5 million or up to 4% of the annual global revenues of the noncompliant company, whichever is greater.

In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA and UK to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework, or DPF, rendering the DPF effective as an EU GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, we may have to stop using certain tools and vendors and make other operational changes, we have had to and will have to implement revised standard contractual clauses for existing customer and vendor arrangements within required time frames, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Our internal information systems, or those of any of our CROs, contract manufacturers, service providers, other contractors or consultants or potential future collaborators, may fail or suffer cybersecurity incidents or breaches, which could result in a material disruption of our product development programs.

The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data. Despite the implementation of cybersecurity measures, our internal information systems and those of our current and any future CROs, contract manufacturers, and other service providers, contractors, consultants and collaborators are vulnerable to numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information systems and confidential information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, 'bugs' or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services, alongside damage from natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives, expertise, technique and tools – including artificial intelligence – to circumvent security controls, evade detection and remove forensic evidence. For example, on February 22, 2024, UnitedHealth Group, or UHG, disclosed that a suspected nation-state associated cyber security threat actor had gained access to some of the information technology systems at Change Healthcare, one of UHG’s affiliates that provides numerous services to the healthcare industry such as payment systems, claims submission, benefits verification, and prior authorization. This breach, among other things, disrupted the processing of transactions under our patient co-pay assistance card program, and the ability of certain pharmacies to fill prescriptions, including prescriptions for VOQUEZNA for a period of time. As a result, we were forced to make alternative arrangements in order to facilitate processing of patient co-pay assistance card program transactions. While the Change Healthcare-related disruption were limited in time, a similar incident in the future with Change Healthcare or other service providers could have a material adverse effect on our business and financial condition.

We also face increased cybersecurity risks due to our reliance on internet technology and the increased number of our employees (and employees of our vendors, contractors and other organizations with whom we have formed strategic relationships) who are working remotely, which may create additional opportunities for threat actors to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity incidents or data breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations, result in the unauthorized access to, disclosure, loss, processing or other compromise of, personal information or individually identifiable health information (violating certain privacy laws such as GDPR) or confidential information, or jeopardize the confidentiality, integrity, or availability of our information systems or any information residing therein, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of certain cybersecurity breaches involving particular personal information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a cybersecurity breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture vonoprazan and any future product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. There can no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information systems and personal or confidential information. To the extent that any disruption or cybersecurity incident were to jeopardize the confidentiality, integrity, or availability of our information systems, or result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of vonoprazan and any future product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and cybersecurity laws. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our current products containing vonoprazan and any future product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or vonoprazan or any future product candidates, our competitive position could be harmed. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to vonoprazan or any future product candidates, proprietary technologies and their uses that are important to our business. We do not own any issued patents at this time. We currently own a pending patent application. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending patent applications from third parties. We have in-licensed from Takeda a number of United States, European, and Canadian patents and patent applications relating to the compound vonoprazan as well as the use and manufacture of vonoprazan products.

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

The FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” referred to as the Orange Book, identifies that VOQUEZNA benefits from the same five-year period of NCE exclusivity as VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK, but does not currently identify the GAIN Act extension of an additional five-years of NCE exclusivity to which we believe it is entitled. We informally requested that the FDA correct the VOQUEZNA listings to reflect the same extended NCE exclusivity period as VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. However, the FDA has not yet updated those listings. Consequently, in December 2024 we submitted a citizen petition formally requesting that FDA update the Orange Book listings to reflect the same ten-year period of NCE exclusivity as reflected on the VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK Orange Book listings. While the FDA is required to respond to a Citizen Petition in 180 days, such response may not be substantive and there is no guarantee that we will receive a substantive response from the FDA in the near term. If the FDA ultimately concludes that the GAIN Act extension of NCE exclusivity granted in connection with our VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK NDAs does not extend to our VOQUEZNA NDA, there is the potential we could be subject to competition earlier than we currently anticipate given that our regulatory exclusivity would no longer extend beyond the current expected expiry of our vonoprazan drug patents in 2030 (assuming the grant of patent term extension). If this occurs, it would have a material adverse effect on our business and financial condition.

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

Based on the first marketing approval by the FDA for vonoprazan, we believe one or more of our U.S. patents or those of our current and future licensors, may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch- Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of vonoprazan and any future product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements, or the government may disagree that the patent term extension should apply to a particular product. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

We are a smaller reporting company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our common stock could be less attractive to investors.

We are a smaller reporting company. For so long as we qualify as a smaller reporting company, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not smaller reporting companies, including, but not limited to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, for as long as we are deemed neither a large accelerated filer nor an accelerated filer, we may continue to use the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act.

We will remain a smaller reporting company and non-accelerated filer until we have a public float of $700 million or more as of the last business day of our most recently completed second fiscal quarter, or a public float of $250 million or more as of the last business day of our most recently completed second fiscal quarter and annual revenues of $100 million or more. We will need to reassess, as of June 30, 2025, whether we will continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2025. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our ability to use net operating loss, or NOL, carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history. Our ability to use our federal and state NOL carryforwards to offset potential future taxable income is dependent upon our generation of future taxable income before any applicable expiration dates of the NOL carryforwards, and we cannot predict with certainty when or whether we will generate sufficient taxable income to use all of our NOL carryforwards. To the extent that we continue to generate taxable losses, unused losses will carry forward and, subject to limitations, offset future taxable income, if any, until such unused losses expire (if at all).

Under prevailing U.S. tax law, federal NOL, carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Our NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service, or the IRS, and state tax authorities. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our federal NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with our IPO or other offerings. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our IPO or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Changes in tax laws may materially adversely affect our financial condition, results of operations and cash flows.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our customers or our suppliers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows. We urge our investors to consult with their legal and tax advisors with respect to any new tax legislation and the potential tax consequences of investing in our common stock.

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

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that apply to us. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. However, as a smaller reporting company and a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for so long as we are not deemed an “accelerated filer” or “large accelerated filer”. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Our cybersecurity risk management program is part of our overall risk management program and shares similar governance processes and reporting channels that apply across the risk management program to financial, legal, compliance, and other operational risk areas. However, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Key elements of our cybersecurity risk management program include but are not limited to the following:

• risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;

• an internal team responsible for, inter alia, managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

• the use of external service providers with subject matter expertise, where appropriate, to assess, test or otherwise assist with aspects of our security processes;

• cybersecurity awareness training of our employees, including incident response personnel, and senior management;

•
artificial intelligence based managed detection and response system that provides 24×7 monitoring of our networks, endpoints, and cloud environments; alerts from this system are handled by an external 24x7 staff that reviews the alerts and acts where necessary;

• a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

• a third-party risk management evaluation process for key service providers, based on our assessment of their criticality to our operations and respective risk profile, suppliers, and vendors with access to our information systems or data.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – “Our internal information systems, or those of any of our CROs, contract manufacturers, service providers, other contractors or consultants or potential future collaborators, may fail or suffer cybersecurity incidents or breaches, which could result in a material disruption of our product development programs.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program. The Committee receives periodic reports from management on our cybersecurity risks. In addition, management is required to update the Committee where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program.

Our information technology team, led by our Vice President of Information Technology, is responsible for managing and directing day-to-day assessment and management of materials risks from cybersecurity threats, including oversight of our cybersecurity tools, controls and strategies to protect organization assets, networks and data. The Vice President of Information Technology reports to our Chief Financial and Business Officer. The Vice President of Information Technology has primary responsibility for our overall cybersecurity risk management program and supervises both our internal IT personnel and our retained external cybersecurity consultants. The Vice President of Information Technology has over 25 years of experience in information technology.

Our information technology team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal IT personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our internal IT environment.

Item 2. Properties

Our corporate offices are located in leased offices in Buffalo Grove, Illinois, and Florham Park, New Jersey. We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

For additional information, see Note 4, Lease Commitments included in Item 15 of this Annual Report on Form 10-K.

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

Holders of Common Stock

As of March 3, 2025, there were 69,636,970 shares of our common stock outstanding held by approximately 56 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our approved products, VOQUEZNA®, VOQUEZNA® TRIPLE PAK® and VOQUEZNA® DUAL PAK®, contain vonoprazan, an oral small molecule potassium-competitive acid blocker, or PCAB. PCABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan is the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years, and has shown rapid, potent, and durable anti-secretory effects. Vonoprazan has also demonstrated clinical benefits over the current standard of care as a single agent in the treatment of erosive gastroesophageal reflux disease, or Erosive GERD, and in combination with antibiotics for the treatment of Helicobacter pylori, or H. pylori, infection. Takeda Pharmaceutical Company Limited, or Takeda, developed vonoprazan and has received marketing approval in numerous countries in Asia and Latin America as well as Russia. Vonoprazan generated peak net sales of approximately $850 million and continues to achieve volume growth during its tenth full year on the market since its approval in 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda.

In May 2022, the U.S. Food and Drug Administration, or FDA, approved the NDAs for vonoprazan triple therapy, under the brand name VOQUEZNA TRIPLE PAK, and vonoprazan dual therapy, under the brand name VOQUEZNA DUAL PAK. Subsequently, on November 1, 2023, the FDA approved vonoprazan, under the brand name VOQUEZNA, as a treatment for adults for the healing of all grades of Erosive GERD, maintenance of healing of all grades of Erosive GERD, and relief of heartburn associated with Erosive GERD, as well as in combination with amoxicillin, with or without clarithromycin, for the treatment of H. pylori infection in adults. We initiated commercial launch for VOQUEZNA for both the Erosive GERD and H. pylori indications, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for treatment of H. pylori infection in the fourth quarter of 2023. In September 2023, we submitted an NDA seeking approval of vonoprazan as a once-daily treatment for heartburn symptoms associated with Non-Erosive GERD in adults. On July 17, 2024, the FDA approved VOQUEZNA 10 mg tablets for the relief of heartburn associated with Non-Erosive GERD, the largest category of GERD.

We are independently commercializing VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK in the United States. Our commercial launch continues to build momentum and early launch data shows strong physician and patient demand. As of February 21, 2025, over 300,000 prescriptions for VOQUEZNA tablets, VOQUEZNA Triple Pak, and VOQUEZNA Dual Pak have been filled since launch. These prescriptions were written by more than 20,000 prescribers. In addition, due to increasing commercial demand, we continue to make progress in securing broad commercial coverage for VOQUEZNA with over 120 million, or over 80%, of total U.S. commercial lives with access to VOQUEZNA tablets.

We continue to evaluate potential commercial partnerships for vonoprazan in Europe and Canada, expand development of vonoprazan into other indications, dosing regimens and alternative formulations and packaging, and evaluate the in-license or acquisition of additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner.

In May 2021, the FDA granted qualified infectious disease product, or QIDP, designations for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK and we thereby received an extension of five years of new chemical entity, or NCE, exclusivity based on the vonoprazan component in the applicable NDAs. We believe the extended NCE exclusivity should apply to any other approved or future products containing vonoprazan we develop and for which we obtain FDA approval. In December 2024, we submitted a citizen petition requesting that FDA update the Orange Book listings to reflect the same ten-year period of NCE exclusivity for VOQUEZNA as reflected on the VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK Orange Book listings.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial and approved product candidate, vonoprazan, meeting with regulatory authorities, managing our clinical trials of vonoprazan, preparing for commercialization of our initial products containing vonoprazan, commercially launching our approved products, and providing other selling, general and administrative support for our operations. Our operations to date have been funded primarily through commercial bank debt, our revenue interest financing debt and various equity offerings, including our at-the-market offerings. From our inception through December 31, 2024, we sold 34,737,032 shares of our common stock and 2,608,922 pre-funded warrants, generating net proceeds of approximately $543.3 million, after deducting underwriting discounts, commissions and offering costs. As of December 31, 2024, we had cash and cash equivalents of $297.3 million. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our Loan and Security Agreement, as amended, or the Loan Agreement, with Hercules Capital, Inc. or Hercules, together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months and we believe will be sufficient to enable us to reach cashflow positivity.

Since inception, we have incurred significant operating losses. Our net loss was $334.3 million and $201.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $1.3 billion. We expect to continue to incur operating losses for the foreseeable future. It could be several years, if ever, before VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK or other product candidates, if approved, generate significant revenues to offset these operating losses. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

We paid Takeda upfront consideration consisting of a cash fee of $25 million, 1,084,000 shares of our common stock, a warrant to purchase 7,588,000 shares of our common stock at an exercise price of $0.00004613 per share, or the Takeda Warrant, and issued Takeda a right to receive an additional common stock warrant, or the Takeda Warrant Right, if Takeda’s fully-diluted ownership of the Company represented less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately prior to the closing of our IPO. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of our IPO, and no additional warrant was issued. We agreed to make milestone payments to Takeda upon achieving certain tiered aggregate annual net sales of licensed products in the United States, Europe and Canada up to a total maximum milestone amount of $250 million. We also agreed to make tiered royalty payments at percentages averaging in the low double digits on net sales of licensed products, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 15 years following first commercial sale in such country.

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
•
Consulting, professional and other costs: external costs related to consulting and professional services and other research costs incurred; and
•
Stock-based compensation expenses: stock-based compensation expense recognized for those individuals involved in research and development efforts.

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Clinical development and regulatory	$10,877	$15,876
Personnel related	11,909	10,969
Chemistry manufacturing and controls	4,090	8,403
Consulting, professional and other costs	1,639	2,349
Stock-based compensation	5,567	12,302
Total research and development expenses	$34,082	$49,899

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

Interest Expense

Revenue Interest Financing Agreement

Interest expense under the Revenue Interest Financing Agreement is based on the imputed effective interest rate derived from expected future payments and the carrying value of the obligation. We recalculate the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in current and future interest expense.

Loan Agreement with Hercules

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

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023	Change
Product revenue, net	$55,252	$682	$54,570
Cost of revenue	7,973	167	7,806
Gross profit	47,279	515	46,764
Operating expenses:
Research and development	34,082	49,899	(15,817)
Selling, general and administrative	290,664	117,928	172,736
Total operating expenses	324,746	167,827	156,919
Loss from operations	(277,467)	(167,312)	(110,155)
Other income (expense):
Interest income	15,158	7,876	7,282
Interest expense	(72,009)	(41,968)	(30,041)
Other expense, net	(8)	(188)	180
Total other expense	(56,859)	(34,280)	(22,579)
Net loss	$(334,326)	$(201,592)	$(132,734)

Revenue. Product revenues were $55.3 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively, related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which was launched during the fourth quarter of 2023.

Cost of Revenue. Cost of revenue was $8.0 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. In periods prior to receiving FDA approval for VOQUEZNA, we recognized inventory and related costs associated with the manufacture of VOQUEZNA as research and development expense and as such, the cost of revenue and related gross profits are not necessarily indicative of future costs of revenue and gross profit. Therefore, the manufacturing costs related to the inventory purchased before FDA approval were already expensed in a prior period and are therefore excluded from the cost of revenue for the year ended December 31, 2024. These previously expensed costs were not material.

Research and Development Expenses. Research and development expenses were $34.1 million and $49.9 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $15.8 million consisted of reductions of $5.8 million related to lower stock-based compensation expense, $5.0 million of regulatory and clinical study related expenses due to the wrapping up of our PHALCON-NERD-301 Phase 3 daily dosing study, $4.3 million of lower CMC costs, and $0.7 million related to lower consulting, professional and other costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $290.7 million and $117.9 million for the years ended December 31, 2024 and 2023, respectively. The increase of $172.8 million was due to increases of $109.4 million in commercial expenses related to the launch of VOQUEZNA product in late 2023, which includes $48.1 million of external project spend and $61.3 million in advertising and promotional expenses in support of our commercial launch of VOQUEZNA products, $55.5 million increase in personnel-related expenses primarily due to the hiring of the sales force in late 2023 and in early 2024, and an increase of $7.9 million in professional services and other consulting costs.

Other Income (Expense). Other expense of $56.9 million for the year ended December 31, 2024 consisted of $72.0 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $15.1 million of interest income related to cash held in money market funds. Other expense of $34.3 million for the year ended December 31, 2023 consisted of $42.0 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $7.9 million of interest income related to cash held in money market funds. Interest expense increased due to a higher debt balance under the Loan Agreement as well as a higher liability related to our Revenue Interest Financing Agreement versus the prior period, partially offset by higher interest income due to higher rates and our increased cash position.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2024, we had cash and cash equivalents of $297.3 million.

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

On March 15, 2024, we drew down the remaining $10 million available under the Second Tranche. On June 14, 2024, we drew down the $25 million available under the Third Tranche. Additionally, on December 14, 2024, we drew down the $25 million available under the Fourth Tranche.

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

In addition, we are obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first term Loan advance was amended to become payable on October 1, 2026. As of December 31, 2024, the aggregate $11.5 million of final payment fees includes the first Term Loan Advance of $7.5 million, $2.5 million for the second Term Loan Advance, $0.8 million for the third Term Loan Advance, and $0.7 million for the fourth Term Loan Advance have been recorded within other long-term liabilities.

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

As of December 31, 2024, we were in compliance with all applicable covenants under the Loan Agreement.

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

The initial $1.3 million fair value of the Warrant, the $11.5 million final interest payment fees and $4.6 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan.

Revenue Interest Financing Agreement

On May 3, 2022, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules, together with NQ and Sagard, or the Initial Investors, pursuant to which we could receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, we received $100 million at the initial closing and received an additional $160 million upon FDA approval of vonoprazan for treatment of Erosive GERD in the fourth quarter of 2023. Additionally, on October 31, 2022, we entered into a Joinder and Waiver Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules in its capacity as administrative agent and collateral agent for itself and the lenders under that certain Loan Agreement, or the Joinder Agreement, in respect of the Revenue Interest Financing Agreement. Under the terms of the Joinder Agreement, we received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, in the fourth quarter of 2023 and provides for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their right of first offer for any Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount. As of December 31, 2024, no additional funding is available under the Revenue Interest Financing Agreement.

Under the Revenue Interest Financing Agreement, the Initial Investors and the Additional Investors, are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and upon FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with Non-Erosive GERD, which occurred on July 17, 2024. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount. In addition, at any time after April 30, 2024, we have the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

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

In November 2023, we filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock through the Sales Agent, or the 2023 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. For the year ended December 31, 2023, we sold 1,514,219 shares for net proceeds of approximately $14.1 million after deducting $0.4 million of issuance costs. No shares were sold during the year ended December 31, 2024. As of December 31, 2024, all of the available $150 million under the 2023 ATM Offering remains available.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our Loan Agreement with Hercules together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months and we believe will be sufficient to enable us to reach cashflow positivity. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be inaccurate, and we could deplete our capital resources sooner than we expect and not reach cashflow positivity based on the amount and timing of product sales and operating expenses, among other factors. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Including our existing cash and cash equivalents, we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. Based on our current operating plan, we believe that our existing cash and cash equivalents together with the drawdown of the remaining $100 million under our Loan Agreement with Hercules together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months and we believe will be sufficient to enable us to reach cashflow positivity.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(266,770)	$(137,580)	$(129,190)
Investing activities	(135)	(1,634)	1,499
Financing activities	182,774	367,580	(184,806)
Net (decrease) increase in cash	$(84,131)	$228,366	$(312,497)

Operating Activities

Net cash used in operating activities was approximately $266.8 million and $137.6 million for the years ended December 31, 2024 and 2023, respectively. The net cash used in operating activities for the year ended December 31, 2024 was due to approximately $251.5 million spent on ongoing research and development and selling, general and administrative activities and a $15.3 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $35.7 million increase in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), and a $51.0 million increase in accounts receivable, inventory, and prepaid assets and other current assets in support of our growth and continued launch of our commercial products. The net cash used in operating activities for the year ended December 31, 2023 was due to approximately $124.0 million spent on ongoing research and development and selling, general and administrative activities and a $13.6 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $6.9 million increase in accounts payable and accrued expenses (including interest, operating lease assets and liabilities, and clinical trial expenses), and a $20.5 million increase in prepaid assets and other current assets, accounts receivable, inventory, and other long-term assets, in support of our growth and commercial operations.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2024 and 2023 was related to payments for acquiring property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $182.8 million primarily related to $59.4 million of net proceeds from the issuance of debt under our Loan Agreement, $121.8 million of net proceeds from issuance of common stock and pre-funded warrants in connection with the underwritten public offering completed in August 2024, and $1.6 million of proceeds from the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2023 was $367.6 million, primarily due to $172.7 million of net proceeds from the Revenue Interest Financing Agreement, $155.6 million due to the proceeds from the sale of our common stock, and $39.3 million from the issuance of debt under our Loan Agreement.

Contractual Obligations and Commitments

On December 30, 2020, we entered into a Supply and Packaging Services Agreement with Sandoz, pursuant to which Sandoz has agreed to supply commercial quantities of amoxicillin capsules and clarithromycin tablets, to package these antibiotics with vonoprazan, in finished convenience packs, and to supply us with these convenience packs. The supply agreement commits us to a minimum purchase obligation of approximately $3.2 million during the first 24-month period following the launch of the final product. We have incurred $0.3 million of expenses under the agreement during each of the years ended December 31, 2024 and 2023. As of December 31, 2024, €1.8 million, or approximately $1.9 million, remains of the minimum purchase obligation.

Additionally, on May 3, 2022, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules Capital, Inc. , or Hercules, together with NQ and Sagard, the Initial Investors, and on October 31, 2022, we entered into a Joinder and Waiver Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules Capital, Inc. in its capacity as administrative agent and collateral agent for itself and the lenders under that certain Loan Agreement, or the Joinder Agreement, in respect of the Revenue Interest Financing Agreement. We received $100 million at the initial closing and an additional $175 million in fourth quarter 2023 following FDA approval of vonoprazan for treatment of Erosive GERD, or the Investment Amount. Under the terms of the Joinder Agreement, we received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, in the fourth quarter of 2023 and provides for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. As of December 31, 2024, no additional funding is available under the Revenue Interest Financing Agreement. Under the Revenue Interest Financing Agreement, the Initial Investors and Additional Investors are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount less any royalties already paid. During the years ended December 31, 2024 and 2023 we made $2.6 million and no royalty payments, respectively, under the Revenue Interest Financing Agreement.

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

Revenue Recognition

Revenues from product sales may vary due to rebates, chargebacks, discounts and fees provided under government and other programs, product returns and other sales-related deductions. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to accounts receivable, net if payable to a customer or accrued expenses if payable to a third-party or related to product returns. Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Revenue Interest Financing Liability

We have accounted for the Revenue Interest Financing Agreement as a debt instrument. Accordingly, we recognized the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. We recalculate the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in the current and future financing expense. See Note 6 "Revenue Interest Financing Liability" for additional details.

Other Company Information

Smaller Reporting Company Status

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm due to an exclusion for non-accelerated filers.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance,” and is incorporated herein by reference.

Insider Trading Policies and Procedures

We have adopted a formal policy against insider trading which provides guidelines to all of our directors, officers, employees, and consultants with respect to trading in our securities, as well as the securities of publicly traded companies with whom we have a business relationship. This policy has been designed to prevent insider trading or even allegations of insider trading.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

None.

Phathom Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Phathom Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Phathom Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Reserve for Product Returns
Description of the Matter

During the year ended December 31, 2024, the Company’s net product revenues were $55.3 million. As explained in Note 1 of the financial statements, net product revenue includes estimates of variable consideration for which reserves are established, including the reserve for product returns. The Company provides customers a return credit in the amount of the purchase price paid by customers for all products returned in accordance with the Company’s returned goods policy. The Company estimates its provision for sales returns based on available industry data, including visibility into the inventory remaining in the distribution channel, and adjusts the transaction price with such estimate at the time of sale to the customer.

Auditing the Company’s measurement of the reserve for product returns was challenging due to (1) the significant judgment required in determining the estimated returns rate and inventory in the distribution channel that will not ultimately be sold to the end user and returned, and (2) the limited returns history on which the estimated returns rate is based. The reserve for product returns is sensitive to the level of inventory in the distribution channel, which could exceed future market demand and be subject to return.

How We Addressed the Matter in Our Audit

To test the reserve for product returns, we performed audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the assumptions used by management to estimate the Company’s reserves. We tested the industry data used in the calculation of the estimated returns rate by inspecting industry publications. In addition, we tested the Company’s analysis of inventory held at various stages in the distribution channel. We obtained third-party confirmation of prescription data and tested inventory in the distribution channel reported by significant customers. We also inspected agreements with significant customers to validate the rights of return and performed inquiries with management, including the Commercial and Legal departments, regarding any changes to the terms and conditions of customer contracts. We also performed a sensitivity analysis over the Company’s returns rate to assess the effect of changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Iselin, New Jersey

March 6, 2025

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(in thousands, except share and par value amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$297,263	$381,393
Prepaid expenses and other current assets	20,866	13,194
Accounts receivable, net	38,797	1,637
Inventory	3,208	1,208
Total current assets	360,134	397,432
Property and equipment, net	1,476	2,146
Operating lease right-of-use assets	613	1,475
Restricted cash	2,862	2,863
Inventory, non-current	11,540	8,234
Other long-term assets	1,693	1,692
Total assets	$378,318	$413,842
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,507	$12,601
Accrued expenses	53,232	17,197
Accrued interest	1,711	1,146
Operating lease liabilities, current	501	726
Current portion of revenue interest financing liability	19,777	7,111
Total current liabilities	85,728	38,781
Long-term debt, net of discount	201,409	137,842
Revenue interest financing liability	333,261	299,816
Operating lease liabilities	—	462
Other long-term liabilities	11,500	9,700
Total liabilities	631,898	486,601
Commitments and contingencies (Note 3)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at December 31, 2024 and December 31, 2023; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000 at December 31, 2024 and December 31, 2023; issued and outstanding shares — 68,518,238 and 57,970,044 at December 31, 2024 and December 31, 2023, respectively	6	5
Treasury stock — 19 shares at December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,009,425	855,921
Accumulated deficit	(1,263,011)	(928,685)
Total stockholders’ deficit	(253,580)	(72,759)
Total liabilities and stockholders’ deficit	$378,318	$413,842

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Product revenue, net	$55,252	$682
Cost of revenue	7,973	167
Gross profit	47,279	515
Operating expenses:
Research and development	34,082	49,899
Selling, general and administrative	290,664	117,928
Total operating expenses	324,746	167,827
Loss from operations	(277,467)	(167,312)
Other (expense) income:
Interest income	15,158	7,876
Interest expense	(72,009)	(41,968)
Other expense, net	(8)	(188)
Total other expense	(56,859)	(34,280)
Net loss and comprehensive loss	$(334,326)	$(201,592)
Net loss per share, basic and diluted	$(5.29)	$(3.93)
Weighted-average shares of common stock outstanding, basic and diluted	63,176,210	51,289,092

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Deficit

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2023	57,970,044	$5	19	$855,921	$(928,685)	$(72,759)
401(k) matching contribution	383,589	—	—	3,683	—	3,683
Vesting of restricted stock units	965,681	—	—	—	—	—
Stock-based compensation	—	—	—	24,047	—	24,047
ESPP shares issued	375,381	—	—	2,401	—	2,401
Issuance of common stock from exercises of stock options	127,891	—	—	1,599	—	1,599
Issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	8,695,652	1	—	121,774	—	121,775
Net loss	—	—	—	—	(334,326)	(334,326)
Balance at December 31, 2024	68,518,238	$6	19	$1,009,425	$(1,263,011)	$(253,580)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2022	41,468,871	$3	19	$652,276	$(727,093)	$(74,814)
401(k) matching contribution	135,956	—	—	1,612	—	1,612
Vesting of restricted shares, performance stock units, and restricted stock units	1,843,954	—	—	6	—	6
Stock-based compensation	—	—	—	45,025	—	45,025
ESPP shares issued	196,873	—	—	1,417	—	1,417
Issuance of common stock under ATM facility	1,514,219	1	—	14,072	—	14,073
Issuance of common stock from exercises of stock options	16,421	—	—	124	—	124
Issuance of common stock in connection with underwritten public offering, net	12,793,750	1	—	141,389	—	141,390
Net loss	—	—	—	—	(201,592)	(201,592)
Balance at December 31, 2023	57,970,044	$5	19	$855,921	$(928,685)	$(72,759)

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(334,326)	$(201,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	795	575
Stock-based compensation	24,047	45,025
Issuance of PIK interest debt	3,775	3,583
Accrued interest on revenue interest financing liability	46,111	24,727
Amortization of debt discount	2,192	1,877
Inventory reserve	836	—
Other	5,098	1,869
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,672)	(8,067)
Accounts receivable, net	(37,160)	(1,637)
Accounts payable and accrued expenses	34,936	6,410
Accrued interest	565	292
Operating right-of-use assets and lease liabilities	175	194
Inventory	(6,142)	(9,442)
Other long-term assets	—	(1,394)
Net cash used in operating activities	(266,770)	(137,580)
Cash flows from investing activities
Cash paid for property and equipment	(135)	(1,634)
Net cash used in investing activities	(135)	(1,634)
Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	1,599	124
Net proceeds from issuance of debt	59,400	39,318
Net proceeds from underwritten public offering	121,775	141,390
Net proceeds from revenue interest financing transaction	—	172,675
Net proceeds from issuance of common stock under ATM facility	—	14,073
Net cash provided by financing activities	182,774	367,580
Net (decrease) increase in cash and cash equivalents and restricted cash	(84,131)	228,366
Cash and cash equivalents and restricted cash – beginning of period	384,256	155,890
Cash and cash equivalents and restricted cash – end of period	$300,125	$384,256

Supplemental disclosure of cash flow information
Interest paid	$17,293	$11,133
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$8	$18
Final interest payment fee	$1,800	$2,200
Settlement of ESPP liability in common stock	$2,401	$1,417
Settlement of 401(k) liability in common stock	$3,683	$1,612

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

On October 27, 2023, the U.S. Food and Drug Administration, or FDA, approved the prior approval supplements to the Company's new drug applications, or NDAs, for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. Additionally, on November 1, 2023, the FDA approved the Company's NDA for VOQUEZNA tablets. The Company initiated commercial launch for VOQUEZNA for both the Erosive GERD and H. pylori indications, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for treatment of H. pylori infection in the fourth quarter of 2023. Additionally, on July 17, 2024, the FDA approved VOQUEZNA 10 mg tablets for the relief of heartburn associated with Non-Erosive GERD.

Liquidity and Capital Resources

From inception to December 31, 2024, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial and approved product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, commercially launching its approved products, and providing other selling, general and administrative support for these operations. The Company has a limited operating history, has generated limited revenue to date, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur additional net losses in the future. The Company has funded its operations primarily through commercial bank debt, the revenue interest financing debt and various equity offerings, including the Company's at-the-market, or ATM, offerings. In August 2024, the Company closed an underwritten public offering of 8,695,652 shares of its common stock and 2,608,922 pre-funded warrants for net proceeds of approximately $121.8 million (see Note 7 for additional information). From inception through December 31, 2024, the Company sold 34,737,032 shares of common stock and 2,608,922 pre-funded warrants, generating net proceeds of approximately $543.3 million, after deducting underwriting discounts, commissions and offering costs.

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accruals for net product revenues and the valuation for the revenue interest financing liability. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

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

As of December 31, 2024 and 2023, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

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

The Company is also subject to credit risk from our accounts receivable related to our product sales. The Company monitors exposure within accounts receivable and records an allowance for credit losses as necessary. The Company extends credit primarily to wholesale distributors. Customer creditworthiness is monitored and collateral is not required. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined on the basis of historical experience, current information, and forecasts of future economic conditions. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including its previous loss history, individual credit risk associated to each customer, and the current and future conditions of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such customer.

The Company makes concerted efforts to collect all outstanding balances due from customers; however, account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to customers.

As of December 31, 2024, three customers accounted for 81% of the accounts receivable balance, with each of these individual customers ranging from 25% to 31% of the accounts receivable balance. As of December 31, 2023, three customers accounted for 87% of the accounts receivable balance, with each of these individual customers ranging from 28% to 30% of the accounts receivable balance. For the year ended December 31, 2024, three customers accounted for 69% of the product sales, with each of these individual customers ranging from 22% to 25% of the product sales. For the year ended December 31, 2023, three customers accounted for 86% of the product sales, with each of these individual customers ranging from 27% to 30% of the product sales.

Inventory

The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. Inventory consists of bulk active pharmaceutical ingredients that are used to manufacture vonoprazan tablets and finished goods. Inventory related to indications prior to regulatory approval has been included in research and development expense in the period of purchase.

The Company states its inventory at the lower of cost or net realizable value. The Company measures inventory cost using actual cost under a first-in, first-out basis. The Company assesses recoverability of inventory each reporting period to determine any write-down to net realizable value resulting from excess or obsolete inventories. During the year ended December 31, 2024, the Company recorded approximately $0.8 million of charges for inventory not expected to be sold prior to its expiration date. No inventory adjustments or charges were recorded during the year ended December 31, 2023.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded for the years ended December 31, 2024 and 2023.

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

Revenue Interest Financing Liability

The Company entered into a revenue interest financing agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules Capital, Inc., or Hercules, together with NQ and Sagard, the Initial Investors, in which the Company received funds in return for royalties on net sales of products containing vonoprazan, in May 2022. Subsequently, in October 2022, the Company entered into a Joinder Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, together as the Investors. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The net proceeds received under the transactions are recognized as short-term and long-term liabilities with interest expense based on an imputed effective rate derived from the expected future payments to the Investors. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments to the Investors. Changes in future payments to the Investors from previous estimates are included in current and future interest expense.

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

Distribution Service Fees: The Company engages with wholesalers to distribute its products to end customers. The Company pays the wholesalers a fee for services such as: Data Reporting, Inventory Management, Chargeback Administration and Service Level Commitment. The Company estimates the amount of distribution services fees to be paid to the customers based on a contractually fixed percentage of wholesaler acquisition costs and are calculated at the time of sale based on the purchase amount and the transaction price is adjusted with the amount of such estimate at the time of sale to the customer. Estimated distribution service fees are recorded within accounts receivable, net on the balance sheets.

Prompt Pay Discounts: The Company provides its customers with a percentage discount on their invoice if the customers pay within the agreed upon timeframe. The Company estimates the probability of customers paying promptly and the percentage of discount outlined in the agreement, and deducts the full amount of these discounts. Estimated prompt pay discounts are recorded within accounts receivable, net on the balance sheets.

Product Returns: The Company provides customers a return credit in the amount of the purchase price paid by customers for all products returned in accordance with the Company’s returned goods policy. In the initial sales period, the Company estimates its provision for sales returns based on available industry data including visibility into the inventory remaining in the distribution channel, and adjusts the transaction price with such estimate at the time of sale to the customer. Once sufficient history has been collected for product returns, the Company will utilize that history to inform its estimate assumptions. Once the product is returned, it is destroyed. The Company does not record a right-of-return asset. Estimated product returns are recorded as accrued expenses on the balance sheets.

Chargebacks: A chargeback is the difference between the manufacturer's invoice price to the wholesaler and the contract price the wholesaler’s customer has negotiated directly with the manufacturer. The wholesaler tracks these sales and "charges back" the manufacturer for the difference between the negotiated prices paid between the wholesaler's customers and wholesaler's acquisition cost. The Company estimates the percentage of goods sold that are eligible for chargeback and adjusts the transaction price for such discount at the time of sale to the customer. Estimated chargebacks are recorded within accounts receivable, net on the balance sheets.

Administration Fees: The Company engages with Pharmacy Benefit Managers, or PBMs, to administer prescription-drug plans for people with third-party insurance through a self-insured employer, health insurance plan, labor union or government plan. The Company pays PBMs “administrative fees” for their role in providing utilization data, administering rebates, and administering claims payments. The Company estimates the amount of administration fees to be paid to PBMs and adjusts the transaction price with the amount of such estimate at the time of sale to the customer. Estimated administration fees are recorded within accrued expenses on the balance sheets.

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

The Company estimates the percentage of goods sold that are eligible for rebates and adjusts the transaction price for such discounts at the time of sale to the customers. Estimated rebates are recorded as accrued expenses on the balance sheets.

Coverage Gap: The Medicare Part D coverage gap, also called the donut hole, is a period of consumer payment for prescription medication costs which lies between the initial coverage limit and the catastrophic-coverage threshold, when the patient is a member of a Medicare Part D prescription-drug program administered by the Centers for Medicare & Medicaid Services. The Company estimates the percentage of goods sold under Coverage Gap and adjusts the transaction price for such discount at the time of sale to the customer. Estimated coverage gap accruals are recorded as accrued expenses on the balance sheets.

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

Cost of Revenue

Cost of revenue includes the cost of producing and distributing inventories that are related to product sales. This also includes royalties payable to Takeda Pharmaceutical Company Limited, or Takeda, pursuant to the Takeda License Agreement (Refer to Note 3 for further details). In addition, shipping and handling costs for product sales are recorded as incurred. Cost of revenue also includes costs related to excess or obsolete inventory adjustment charges and other inventory write-offs.

In connection with the FDA approvals of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK, the Company began capitalizing inventory manufactured by or purchased from third parties. Prior to receiving FDA approvals, manufacturing costs related to inventory purchased were expensed as research and development expense and therefore are excluded from cost of revenue during the current year. The exclusion of these previously expensed costs did not have a material impact on cost of revenue in the current year.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs for the year ended December 31, 2024 was approximately $61.3 million, and are included in selling, general and administrative expenses. Advertising and marketing costs were not material for the year ended December 31, 2023.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and pre-funded warrants for the period, without consideration for other potentially dilutive securities. For the year ended December 31, 2024, basic shares outstanding includes the weighted average effect of the Company’s outstanding pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock. For the years ended December 31, 2024 and 2023, the Company had no weighted-average unvested shares and 34,503, respectively, to exclude from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and restricted stock units) would be antidilutive.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted the guidance in the fiscal year beginning January 1, 2024 using a retrospective method. See Note 10 for further detail.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which improves income tax disclosures primarily relating to the rate reconciliation and income taxes paid information. This includes a tabular reconciliation using both percentages and reporting currency amounts, covering various tax and reconciling items, and disaggregated summaries of income taxes paid during the period. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt the guidance in the fiscal year beginning January 1, 2025. The Company is currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

2. Balance Sheet Details

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2024	2023
Computer equipment and software	$1,546	$1,477
Furniture and fixtures	1,124	1,089
Leasehold improvements	160	139
Equipment	1,487	1,487
Total property and equipment, gross	4,317	4,192
Less: accumulated depreciation and amortization	(2,841)	(2,046)
Total property and equipment, net	$1,476	$2,146

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was approximately $0.8 million and $0.6 million, respectively. No property or equipment was disposed of during the years ended December 31, 2024 and 2023.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation expenses	$16,659	$13,318
Accrued professional & consulting expenses	1,203	1,771
Accrued research and development expenses	2,339	1,009
Accrued revenue allowances	29,987	982
Accrued other	3,044	117
Total accrued expenses	$53,232	$17,197

Inventory

Inventory consist of the following (in thousands):

	December 31,
	2024	2023
Finished goods	$1,479	$647
Raw materials	1,729	561
Total inventory, current	3,208	1,208
Raw materials, non-current	11,540	8,234
Total inventory	$14,748	$9,442

Raw materials consist of materials, including active pharmaceutical ingredients, to be consumed in the production of inventory related to FDA-approved products. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed. Inventory, noncurrent includes inventory expected to remain on-hand beyond one year from the balance sheet dates presented.

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

During the years ended December 31, 2024 and 2023, the Company recorded $5.5 million and $0.1 million, respectively, of royalty expense under the Takeda License, of which $3.0 million is included within accrued expenses as of December 31, 2024.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of €2.9 million, or approximately $3.2 million, in the first 24-month period following the launch of the final product. The Company incurred $0.3 million of expenses under the agreement during each of the years ended December 31, 2024 and 2023. As of December 31, 2024, €1.8 million, or approximately $1.9 million, remains of the minimum purchase obligation.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

4. Lease Commitments

As of December 31, 2024, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with weighted average remaining lease terms of 0.3 years and 0.7 years, respectively. All operating leases contain an option to extend the term for one additional five-year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for each of the years ended December 31, 2024 and 2023 was approximately $1.1 million. Total short-term lease costs relating to leased vehicles was approximately $8.8 million for the year ended December 31, 2024, and was not material for the year ended December 31, 2023.

As of December 31, 2024, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Year ending December 31:
2025	$513
Total minimum lease payments	513
Less: amount representing interest	(12)
Present value of operating lease liabilities	501
Less: operating lease liabilities, current	(501)
Operating lease liabilities, non-current	$—

Weighted-average remaining lease term (in years)	0.61
Weighted-average incremental borrowing rate	8.28%

Operating cash flows for the years ended December 31, 2024 and 2023 included cash payments for operating leases of $1.0 million and $1.1 million, respectively, of which $0.1 million as of December 31, 2024 and 2023 were prepaid lease payments.

5. Debt

Total debt consists of the following (in thousands):

	December 31,
	2024	2023
Long-term debt, current portion	$—	$—
Long-term debt, non-current portion	211,831	148,057
Unamortized debt discount	(10,422)	(10,215)
Total debt, net of debt discount	$201,409	$137,842

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

On March 15, 2024, the Company drew down on the remaining $10 million available under the Second Tranche. On June 14, 2024, the Company drew down the $25 million available under the Third Tranche. In addition, on December 14, 2024, the Company drew down the $25 million available under the Fourth Tranche.

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

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first Term Loan Advance was amended to become payable on October 1, 2026. As of December 31, 2024, the aggregate $11.5 million of final payment fees includes the first Term Loan Advance of $7.5 million, $2.5 million for the second Term Loan Advance, $0.8 million for the third Term Loan Advance, and $0.7 million for the fourth Term Loan Advance have been recorded within other long-term liabilities.

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

As of December 31, 2024, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

The initial $1.3 million fair value of the Warrant, the $11.5 million final interest payment fees and $4.6 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Loan Agreement.

Future minimum principal payments under the Term Loan, including the final payment fees, as of December 31, 2024 are as follows (in thousands):

Year ending December 31:
2025	$—
2026	7,500
2027	229,706
Total principal and interest payments	237,206
Less: payment-in-kind and final payment fee	(37,206)
Total term loan borrowings	$200,000

During the years ended December 31, 2024 and 2023, the Company recognized $23.2 million and $17.1 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. As of December 31, 2024 and 2023, the Company had outstanding loan balance of $211.8 million and $148.1 million, respectively, and accrued interest of $1.7 and $1.1 million, respectively.

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

Additionally, on October 31, 2022, the Company entered into a Joinder Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules, together as the investors. Under the terms of the Joinder Agreement, the Company received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, during the fourth quarter of 2023, and provides for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their rights of first offer regarding the Additional Investor Funding and the Additional Investor and joined the Revenue Interest Financing Agreement to extend commitments for the Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount. As of December 31, 2024, no additional funding is available under the Revenue Interest Financing Agreement.

Under the Revenue Interest Financing Agreement, the investors are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and when the Company received FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with Non-Erosive GERD, which occurred on July 17, 2024. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount. In addition, at any time after April 30, 2024, the Company has the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

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

During the year ended December 31, 2023, the Company received gross proceeds of $175.0 million before deducting transaction costs of $2.3 million, which resulted in net proceeds of $172.7 million.

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. As of December 31, 2024, the effective interest rate of the revenue interest financing liability was approximately 12.51%. Changes in future payments from previous estimates are included in the current and future interest expense. The carrying value of the revenue interest financing liability was $353.0 million and $306.9 million as of December 31, 2024 and 2023, respectively.

Total revenue interest financing liability consists of the following (in thousands):

Liability balance as of January 1, 2023	$109,525
Proceeds from the Revenue Interest Financing Agreement	175,000
Less: transaction costs	(2,325)
Less: royalty payments and payables	—
Plus: interest expense	24,727
Ending liability balance as of December 31, 2023	306,927
Less: current portion	(7,111)
Long-term liability balance as of December 31, 2023	$299,816

Liability balance as of January 1, 2024	$306,927
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(2,627)
Plus: interest expense	48,738
Ending liability balance as of December 31, 2024	353,038
Less: current portion	(19,777)
Long-term liability balance as of December 31, 2024	$333,261

During the years ended December 31, 2024 and 2023, the Company recognized $48.7 million and $24.7 million, respectively, of interest expense in connection with the revenue interest financing liability.

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

7. Stockholders’ Equity

Common Stock

In March 2019, the founders granted the Company a repurchase right for the 3,373,408 shares of common stock originally purchased in 2018. The Company has the right, but not the obligation, to repurchase unvested shares in the event the founder’s relationship with the Company is terminated, subject to certain limitations, at the original purchase price of the stock. The repurchase right lapsed for 843,352 shares in March 2019 and the repurchase right for the remaining 2,530,056 shares lapses in equal monthly amounts over the following 48-month period ended March 2023. The fair value of the founder shares at the date the repurchase right was granted was recognized as stock-based compensation expense on a straight-line basis over the vesting period. As of December 31, 2024 and 2023, no shares of common stock were subject to repurchase by the Company. The amount of recognized and unrecognized stock-based compensation related to the founder stock was immaterial for all periods presented.

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

The pre-funded warrants were classified as a component of equity in the Company's balance sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $28.2 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. As of December 31, 2024, none of the pre-funded warrants have been exercised.

ATM Agreements

In November 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, the Company filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which the Company may, from time to time, sell up to an aggregate of $150 million of the Company's common stock through the Sales Agent, or the 2023 ATM Offering. The Company is not obligated to, and cannot provide any assurances that the Company will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or the Company at any time. For the year ended December 31, 2023, the Company sold 1,514,219 shares for net proceeds of approximately $14.1 million after deducting $0.4 million of issuance costs. No shares were sold during the year ended December 31, 2024. As of December 31, 2024, all of the available $150 million under the 2023 ATM Offering remains available.

Common Stock Reserves

Common stock reserved for future issuance consists of the following:

December 31, 2024
Common stock warrants including pre-funded warrants	2,700,150
Stock options and restricted stock units outstanding	8,540,192
Shares available for issuance under the 2019 Incentive Plan	1,578,888
Shares available for issuance under the ESPP Plan	1,177,618
Balance at December 31, 2024	13,996,848

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

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

As of December 31, 2024, 1,578,888 shares remain available for issuance, which reflects 3,194,437 stock options and RSUs awards granted, and 762,646 of awards cancelled or forfeited, during the year ended December 31, 2024 as well as an annual increase of 2,898,503 shares authorized on January 1, 2024.

Performance-Based Units

During 2020, the Company granted the initial performance-based units, or PSUs, whereby vesting depended upon the approval by the FDA of vonoprazan for H. pylori and then, or concurrent with, Erosive GERD. The PSU milestones were achieved upon FDA approval of vonoprazan for H. pylori and Erosive GERD during the fourth quarter of 2023. As a result, stock-based compensation cost of $19.3 million was recognized within the statements of operations and comprehensive loss during the year ended December 31, 2023. No stock-based compensation cost was recognized within the statements of operations and comprehensive loss during the year ended December 31, 2024. No PSUs were outstanding as of December 31, 2024 and 2023.

Restricted Stock Units

The following table summarizes RSU activity under the 2019 Plan during the year ended December 31, 2024:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2024	2,653,592	$11.91
Granted	911,912	8.52
Vested	(965,881)	12.79
Forfeited	(216,963)	11.23
Unvested balance at December 31, 2024	2,382,660	$10.32

As of December 31, 2024, the Company had $18.7 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of RSUs vested during the year ended December 31, 2024, was approximately $12.4 million.

Employee Stock Purchase Plan

In October 2019, the Board of Directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. As of December 31, 2024, 1,177,618 shares of common stock remain available for issuance, which includes the 375,381 shares sold to employees during the year ended December 31, 2024 as well as an annual increase of 579,701 shares authorized on January 1, 2024.

The ESPP is considered a compensatory plan, and the Company recorded related stock-based compensation of $1.8 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2024	2023
Assumptions:
Expected term (in years)	0.49	0.49
Expected volatility	105.23%	69.73%
Risk free interest rate	5.19%	5.03%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards during 2024 and 2023 was $4.03 and $3.64, respectively. As of December 31, 2024, the total unrecognized compensation expense related to the ESPP was less than $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.5 months.

401(k) Plan

During 2020, the Company established a 401(k) savings plan. The Company’s contributions to the plan are discretionary. During the years ended December 31, 2024 and 2023, the Company incurred $5.1 million and $1.9 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods. During the years ended December 31, 2024 and 2023, the Board of Directors approved employer matching contributions settled by contributing 383,589 and 135,956, respectively, shares of common stock.

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

A summary of the Company’s stock option activity and related information is as follows during the year ended December 31, 2024:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2024	4,548,581	$11.75	7.50	$3,379
Options granted	2,282,525	8.19
Options exercised	(127,891)	12.50
Options cancelled	(545,683)	13.15
Balance at December 31, 2024	6,157,532	$10.29	7.59	$2,133
Options exercisable as of December 31, 2024	2,904,886	$11.71	6.37	$1,144
Vested and expected to vest as of December 31, 2024	6,157,532	$10.29	7.59	$2,133

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock at December 31, 2024. The total intrinsic value of stock options exercised for the years ended December 31, 2024 and 2023 was approximately $0.6 million and $0.1 million, respectively.

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2024 was $5.61 and during 2023 was $5.34 per option. As of December 31, 2024, the Company had $15.3 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2024	2023
Assumptions:
Expected term (in years)	6.04	6.04
Expected volatility	74.78%	66.05%
Risk free interest rate	4.14%	3.65%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including founder stock, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2024	2023
Research and development expense	$5,567	$12,302
Selling, general and administrative expense	18,480	32,723
Total	$24,047	$45,025

8. Revenue Recognition

To date, our only source of revenue has been from the U.S. sales of VOQUEZNA products, which the Company began selling during the fourth quarter of 2023. The Company records its best estimate of chargebacks, sales discounts and other reserves to which customers are likely expected to be entitled to as contra accounts receivable charges, and within accrued expenses if payable to a third-party or related to product returns on the balance sheets. During the years ended December 31, 2024 and 2023, the

Company recognized $55.3 million and $0.7 million, respectively, of net product revenues related to sales of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK.

The following table provides a summary of the Company's revenue allowances and related accruals for the year ended December 31, 2024 which have been deducting in arriving at product revenues, net (in thousands):

	Customer Credits, Discounts and Allowance	Rebates, Returns and Co-Pay Assistance
	(contra accounts receivable)	(accrued expenses)	Total
Balance as of January 1, 2024	$332	$972	$1,304
Accruals	19,123	53,765	72,888
Utilizations	(13,796)	(24,750)	(38,546)
Balance as of December 31, 2024	$5,659	$29,987	$35,646

9. Income Taxes

For the years ended December 31, 2024 and 2023, the Company did not record a provision for income taxes due to a full valuation against its deferred taxes. A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Income taxes computed at the statutory rate	$(70,209)	$(42,334)
State income taxes, net of federal benefit	(10,540)	(4,310)
Permanent items	3,332	1,310
Officers' compensation	1,637	2,534
Research and development credit	(1,739)	(2,971)
Change in state rate	(1,921)	(3,762)
Change in valuation allowance	79,427	49,745
Other	13	(212)
Provision (benefit) for income taxes	$—	$—

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$195,225	$120,092
Research credits	13,554	11,815
Intangible assets	34,749	33,095
Other	11,964	11,256
Gross deferred tax assets	255,492	176,258
Less valuation allowance	(255,342)	(175,915)
Deferred tax assets, net of valuation allowance	150	343
Deferred tax liabilities:
Other	(150)	(343)
Net deferred tax assets	$—	$—

Based upon the Company’s history of operating losses, the Company is unable to conclude that it is more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for its deferred tax assets as of December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of approximately $863.2 million and $554.7 million, respectively, which are carried over indefinitely. As of December 31, 2024, the Company had approximately $256.5 million of state net operating loss carryforwards that begins to expire in 2033. As of December 31, 2024, the Company has available federal research and development credits of $15.8 million which begin to expire in 2038. The Company has $1.5 million of state research and development credits, some of which, begin to expire in 2025.

The Company has not completed a formal analysis of the potential impact of Section 382 on its deferred tax assets as of December 31, 2024. Until this analysis has been completed, the Company has not adjusted any of its deferred tax assets, including net operating losses or research and development credits. The Company will reassess the amount of net operating losses and credits subject to limitation under Section 382 when a study is complete. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the Company’s effective tax rate.

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

	Years Ended December 31,
	2024	2023
Beginning balance	$3,010	$2,327
Increases related to prior year tax positions	—	51
Increases related to current year tax positions	442	632
Ending balance	$3,452	$3,010

As of December 31, 2024 and 2023, the Company has gross unrecognized tax benefits of $3.5 million and $3.0 million, respectively, none of which would affect the effective tax rate due to a full valuation allowance. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company's policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company has no accrual for interest or penalties on its balance sheet as of December 31, 2024 and 2023, and has not recognized interest and/or penalties in its statement of operations for the years ended December 31, 2024 and 2023.

The Company is subject to taxation in the United States and various states. The Company is not currently under examination by any taxing authorities. Due to the carryover of tax attributes, the statute of limitations is currently open for tax years since inception.

10. Segment Information

The Company's chief operating decision maker, or CODM, the Chief Executive Officer, manages the Company’s business activities as a single reportable segment. The segment derives its current revenues from the sale of VOQUEZNA products. Accordingly, the CODM uses net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (research and development, general and administrative, sales and marketing and stock-based compensation) to manage the Company’s operations. Other segment items included in net loss are interest income, interest expense and other expense, which are reflected in the statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheets as total assets.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Product revenue, net	$55,252	$682
Less:
Cost of revenue	7,973	167
Research and development	28,515	37,597
General and administrative	28,192	23,623
Sales and marketing	243,992	61,582
Stock-based compensation	24,047	45,025
Interest income	(15,158)	(7,876)
Interest expense	72,009	41,968
Other expense, net	8	188
Segment net loss	$(334,326)	$(201,592)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10-29-2019	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on May 26, 2023	8-K	5-30-2023	3.1
3.3	Amended and Restated Bylaws, effective as of December 13, 2023	8-K	12-15-2023	3.1
4.1	Form of Common Stock Certificate	S-1/A	10-15-2019	4.1
4.2	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9-30-2019	4.3
4.3	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9-30-2019	4.4
4.4	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10-15-2019	4.5
4.5	Warrant to purchase stock issued to Hercules Capital, dated September 17, 2021	10-Q	11-8-2021	10.2
4.6	Form of Warrant to purchase stock issuable pursuant to the Loan and Security Agreement, as amended, by and between the Registrant and Hercules Capital, Inc.	10-Q	5-10-2023	4.6
4.7	First Amendment to Warrant to purchase stock issued to Hercules Capital, dated May 9, 2023	10-Q	5-10-2023	4.5
4.8	Description of Registered Securities				X
4.9	Form of Pre-Funded Warrant to purchase common stock	8-K	8-19-2024	4.1
10.1#	Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.1
10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.2
10.3#	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.3
10.4#	Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan	S-1/A	10-15-2019	10.4
10.5#	Form of Stock Option Grant Notice and Stock Option Agreement under the Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan	10-Q	8-6-2020	10.3
10.6#	Phathom Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan	S-1/A	10-15-2019	10.5
10.7#	Amended and Restated Non-Employee Director Compensation Program	10-Q	8-8-2024	10.1

10.8#	Amended and Restated Employment Letter Agreement, dated September 25, 2019, by and between Azmi Nabulsi, M.D., M.P.H. and the Registrant	S-1	9-30-2019	10.9
10.9#	Form of Indemnification Agreement for Directors and Officers	S-1	9-30-2019	10.11
10.10†	License Agreement, dated May 7, 2019, by and between Takeda Pharmaceuticals Company Limited and the Registrant	S-1	9-30-2019	10.12
10.11#	Employment Letter Agreement, dated August 29, 2019, by and between Terrie Curran and the Registrant	S-1	9-30-2019	10.14
10.12†	Amendment No. 1 to Takeda License Agreement, dated September 21, 2020	10-K	3-30-2021	10.20
10.13†	Supply and Packaging Services Agreement, by and between Sandoz GmbH and the Registrant, dated December 30, 2020	10-K	3-30-2021	10.21
10.14†	Commercial Supply Agreement with Catalent Pharma Solutions, LLC entered into on July 2, 2021	10-Q	8-10-2021	10.4
10.15	Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant	10-Q	11-8-2021	10.1
10.16†	First Amendment to the Supply and Packaging Services Agreement, by and between Sandoz GmbH and the Registrant, dated December 4, 2021	10-K	3-1-2022	10.30
10.17#	Employment Letter Agreement, dated March 22, 2022, by and between Molly Henderson and the Company	10-Q	5-10-2022	10.1
10.18#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	10-Q	8-1-2022	10.2
10.19†	Revenue Interest Financing Agreement, dated May 3, 2022, by and among NovaQuest Capital Management, Sagard Holding Manager, Hercules Capital and the Registrant	10-Q	8-1-2022	10.3
10.20	First Amendment to the Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant	10-Q	8-1-2022	10.4
10.21†	Commercial Supply Agreement with Evonik Operations GmbH entered into on August 1, 2022	10-Q	11-9-2022	10.1
10.22	Second Amendment to the Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant	10-Q	11-9-2022	10.2
10.23†	Joinder and Waiver Agreement dated October 31, 2022 by and among Hercules Capital, CO Finance LVS XXXVII LLC and the Registrant	10-K	2-28-2023	10.37
10.24^	Third Amendment to the Loan and Security Agreement, dated May 9, 2023, by and among Hercules Capital and the Registrant	10-Q	5-10-2023	10.1
10.25^	First Amendment to Vonoprazan Commercial Supply Agreement, dated August 1, 2022, by and among Evonik Operations GmbH and the Registrant	10-Q	8-10-2023	10.1
10.26†	First Amendment to the Commercial Supply Agreement, dated as of December 6, 2023, by and among Catalent Pharma Solutions, LLC and the Registrant	10-K	3-7-2024	10.26
10.27^	Fourth Amendment to the Loan and Security Agreement, dated December 14, 2023, by and among Hercules Capital and the Registrant	10-K	3-7-2024	10.27
10.28#	Phathom Pharmaceuticals Inc. 2024 Bonus Plan	10-K	3-7-2024	10.28
10.29†	Letter Agreement to Vonoprazan Commercial Supply Agreement, dated September 4, 2024, by and among Evonik Operations GmbH and the Registrant	10-Q	11-7-2024	10.1
10.30	Joinder Agreement dated December 23, 2024 by and among CO Finance III LVS LX LP and the Registrant				X

19	Phathom Pharmaceuticals, Inc. Insider Trading Compliance Policy and Procedures				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney				X
31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97#	Policy for Recovery of Erroneously Awarded Compensation	10-K	3-7-2024	97
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101				X

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

Date: March 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrie Curran Terrie Curran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2025

/s/ Molly Henderson Molly Henderson	Chief Financial and Business Officer (Principal Financial and Accounting Officer)	March 6, 2025

* Michael F. Cola	Director	March 6, 2025

* Frank Karbe	Director	March 6, 2025

* Heidi Kunz	Director	March 6, 2025

* Asit Parikh, M.D., Ph.D.	Director	March 6, 2025

* David Socks	Director	March 6, 2025

* Mark Stenhouse	Director	March 6, 2025

* James Topper, M.D., Ph.D.	Director	March 6, 2025

*By: /s/ Terrie Curran

Terrie Curran, Attorney-in-fact