Form 10-Q
period 2025-03-31
Phathom Pharmaceuticals, Inc.
filed 2025-05-01
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 29, 2025, the registrant had 69,814,121 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$212,315	$297,263
Prepaid expenses and other current assets	13,055	20,866
Accounts receivable, net	36,364	38,797
Inventory	3,166	3,208
Total current assets	264,900	360,134
Property and equipment, net	1,354	1,476
Operating lease right-of-use assets	388	613
Restricted cash	2,862	2,862
Inventory, non-current	23,011	11,540
Other long-term assets	1,693	1,693
Total assets	$294,208	$378,318
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,617	$10,507
Accrued expenses	43,028	53,232
Accrued interest	1,803	1,711
Operating lease liabilities, current	316	501
Current portion of revenue interest financing liability	17,268	19,777
Total current liabilities	74,032	85,728
Long-term debt, net of discount	203,245	201,409
Revenue interest financing liability	343,807	333,261
Other long-term liabilities	11,500	11,500
Total liabilities	632,584	631,898
Commitments and contingencies (Note 3)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000 at March 31, 2025 and December 31, 2024; issued and outstanding shares — 69,638,070 and 68,518,238 at March 31, 2025 and December 31, 2024, respectively	6	6
Treasury stock — 19 shares at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,018,945	1,009,425
Accumulated deficit	(1,357,327)	(1,263,011)
Total stockholders’ deficit	(338,376)	(253,580)
Total liabilities and stockholders’ deficit	$294,208	$378,318

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Product revenue, net	$28,519	$1,912
Cost of revenue	3,724	426
Gross profit	24,795	1,486
Operating expenses:
Research and development	9,184	9,430
Selling, general and administrative	94,474	62,010
Total operating expenses	103,658	71,440
Loss from operations	(78,863)	(69,954)
Other (expense) income:
Interest income	2,640	4,313
Interest expense	(18,071)	(17,168)
Other expense, net	(22)	(43)
Total other expense	(15,453)	(12,898)
Net loss and comprehensive loss	$(94,316)	$(82,852)
Net loss per share, basic and diluted	$(1.31)	$(1.42)
Weighted-average shares of common stock outstanding, basic and diluted	71,969,411	58,371,480

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2024	68,518,238	$6	19	$1,009,425	$(1,263,011)	$(253,580)
401(k) matching contribution	290,165	—	—	2,127	—	2,127
Vesting of restricted stock units	508,568	—	—	—	—	—
Stock-based compensation	—	—	—	5,540	—	5,540
ESPP shares issued	321,099	—	—	1,853	—	1,853
Net loss	—	—	—	—	(94,316)	(94,316)
Balance at March 31, 2025	69,638,070	$6	19	$1,018,945	$(1,357,327)	$(338,376)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2023	57,970,044	$5	19	$855,921	$(928,685)	$(72,759)
401(k) matching contribution	93,736	—	—	712	—	712
Vesting of restricted stock units	340,542	—	—	—	—	—
Stock-based compensation	—	—	—	5,626	—	5,626
ESPP shares issued	119,779	—	—	770	—	770
Net loss	—	—	—	—	(82,852)	(82,852)
Balance at March 31, 2024	58,524,101	$5	19	$863,029	$(1,011,537)	$(148,503)

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(94,316)	$(82,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177	214
Stock-based compensation	5,540	5,626
Issuance of PIK interest debt	1,141	806
Accrued interest on revenue interest financing liability	8,037	12,079
Amortization of debt discount	696	474
Inventory reserve	899	—
Other	1,810	1,654
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,810	447
Accounts receivable, net	2,433	(2,243)
Accounts payable and accrued expenses	(6,961)	(5,015)
Accrued interest	92	161
Operating right-of-use assets and lease liabilities	40	45
Inventory	(12,328)	(416)
Net cash used in operating activities	(84,930)	(69,020)
Cash flows from investing activities
Cash paid for property and equipment	(18)	(40)
Net cash used in investing activities	(18)	(40)
Cash flows from financing activities
Net proceeds from issuance of debt	—	9,900
Net cash provided by financing activities	—	9,900
Net decrease in cash and cash equivalents and restricted cash	(84,948)	(59,160)
Cash and cash equivalents and restricted cash – beginning of period	300,125	384,256
Cash and cash equivalents and restricted cash – end of period	$215,177	$325,096

Supplemental disclosure of cash flow information
Interest paid	$5,226	$3,740
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$44	$7
Settlement of ESPP liability in common stock	$1,853	$770
Settlement of 401(k) liability in common stock	$2,127	$712

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Notes to Condensed Unaudited Financial Statements

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

Liquidity and Capital Resources

From inception to March 31, 2025, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial and approved product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, commercially launching its approved products, and providing other selling, general and administrative support for these operations. The Company has a limited operating history as a commercial company, has generated limited product revenue to date, and the sales and income potential of its business remains uncertain. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur additional net losses in the future. The Company has funded its operations primarily through commercial bank debt, the revenue interest financing debt and various equity offerings, including the Company's at-the-market, or ATM, offerings. From inception through March 31, 2025, the Company sold 34,737,032 shares of common stock and 2,608,922 pre-funded warrants, generating net proceeds of approximately $543.3 million, after deducting underwriting discounts, commissions and offering costs.

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities in accordance with U.S. generally accepted accounting principles, or GAAP. Management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2).

Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these unaudited condensed financial statements were issued. There can be no assurance that the Company will be successful in acquiring additional funding, if needed, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by the Company in accordance with GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. In the opinion of management, the accompanying unaudited interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited financial statements, in accordance with the rules and regulations of the SEC. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or the 2024 Form 10-K, filed with the SEC on March 7, 2025.

During the three months ended March 31, 2025, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s 2024 Form 10-K. The Company’s complete listing of significant accounting policies is set forth in Note 1 of the notes to the audited financial statements in the Company's 2024 Form 10-K. Selected significant accounting policies are discussed in detail below.

Use of Estimates

The preparation of the Company’s unaudited condensed interim financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed interim financial statements and accompanying notes. The most significant estimates in the Company’s unaudited condensed interim financial statements relate to accruals for net product revenues and the valuation for the revenue interest financing liability. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results could differ materially from those estimates and assumptions.

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

As of March 31, 2025 and December 31, 2024, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

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

As of March 31, 2025, three customers accounted for 87% of the accounts receivable balance, with each of these individual customers ranging from 27% to 30% of the accounts receivable balance. As of December 31, 2024, three customers accounted for 81% of the accounts receivable balance, with each of these individual customers ranging from 25% to 31% of the accounts receivable balance. For the three months ended March 31, 2025 and 2024, three customers accounted for 76% and 70% of the product sales in each period, with each of these individual customers ranging from 24% to 27% and 20% to 25% of the product revenues, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and pre-funded warrants for the period, without consideration for other potentially dilutive securities. For the three months ended March 31, 2025, basic shares outstanding includes the weighted average effect of the Company’s outstanding pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock. For the three months ended March 31, 2025 and 2024, the Company had no weighted-average unvested shares to exclude from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and restricted stock units) would be antidilutive.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which improves income tax disclosures primarily relating to the rate reconciliation and income taxes paid information. This includes a tabular reconciliation using both percentages and reporting currency amounts, covering various tax and reconciling items, and disaggregated summaries of income taxes paid during the period. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The update will be effective for the Company beginning with its 2025 annual financial statements. The Company currently expects that this standard will not have a material impact on the footnote disclosures to its annual financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s 2024 Form 10-K. There were no new material accounting standards issued in the first quarter of 2025 that impacted the Company.

2. Balance Sheet Details

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued compensation expenses	$8,949	$16,659
Accrued professional & consulting expenses	627	1,203
Accrued research and development expenses	426	2,339
Accrued revenue allowances	30,213	29,987
Accrued other	2,813	3,044
Total accrued expenses	$43,028	$53,232

Inventory

Inventory consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Finished goods	$1,725	$1,479
Raw materials	1,441	1,729
Total inventory, current	3,166	3,208
Raw materials, non-current	23,011	11,540
Total inventory	$26,177	$14,748

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

During the three months ended March 31, 2025 and 2024, the Company recorded $2.9 million and $0.2 million, respectively, of royalty expense under the Takeda License, of which $2.9 million is included within accrued expenses as of March 31, 2025.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of €2.9 million, or approximately $3.2 million, in the first 24-month period following the launch of the final product. The Company incurred $0.1 million and no expenses under the agreement during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, €1.7 million, or approximately $1.9 million, remains of the minimum purchase obligation and the Company has not recorded any liability related to the minimum purchase obligation.

Sandoz has notified the Company of a potential disruption in the supply of VOQUEZNA TRIPLE PAKs. The Company has not experienced any commercial disruptions to date, nor does it anticipate any material impact to revenues or operations if a supply disruption to the VOQUEZNA TRIPLE PAK occurs. VOQUEZNA DUAL PAK is not impacted.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

4. Lease Commitments

As of March 31, 2025, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with weighted average remaining lease terms of 0.1 years and 0.4 years, respectively. All operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for each of the three months ended March 31, 2025 and 2024 was $0.3 million. Total short-term lease costs relating to leased vehicles was approximately $1.8 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Year ending December 31:
2025	$321
Total minimum lease payments	321
Less: amount representing interest	(5)
Present value of operating lease liabilities	316
Less: operating lease liabilities, current	(316)
Operating lease liabilities, non-current	$—

Weighted-average remaining lease term (in years)	0.39
Weighted-average incremental borrowing rate	8.35%

Operating cash flows for each of the three months ended March 31, 2025 and 2024 included cash payments for operating leases of approximately $0.2 million.

5. Debt

Total debt consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Long-term debt, current portion	$—	$—
Long-term debt, non-current portion	212,972	211,831
Unamortized debt discount	(9,727)	(10,422)
Total debt, net of debt discount	$203,245	$201,409

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

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first Term Loan Advance was amended to become payable on October 1, 2026. As of March 31, 2025, the aggregate $11.5 million of final payment fees includes the first Term Loan Advance of $7.5 million, $2.5 million for the second Term Loan Advance, $0.8 million for the third Term Loan Advance, and $0.7 million for the fourth Term Loan Advance have been recorded within other long-term liabilities.

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

As of March 31, 2025, the Company was in compliance with all applicable covenants under the Loan Agreement. Based on the Company’s current revenue projections, the Company does not expect to meet the revenue threshold to draw the Fifth Tranche or Sixth Tranche. The Company’s current operating plan does not anticipate a need to draw any additional amounts under the Loan Agreement.

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

Future minimum principal payments under the Term Loan, including the final payment fee, as of March 31, 2025 are as follows (in thousands):

Year ending December 31:
2025	$—
2026	7,500
2027	229,706
Total principal and interest payments	237,206
Less: payment-in-kind and final payment fee	(37,206)
Total term loan borrowings	$200,000

During the three months ended March 31, 2025 and 2024, the Company recognized $7.1 million and $5.0 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. As of March 31, 2025, the Company had an outstanding loan balance of $213.0 million and accrued interest of $1.8 million.

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

Additionally, on October 31, 2022, the Company entered into a Joinder Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules, together as the investors. Under the terms of the Joinder Agreement, the Company received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, during the fourth quarter of 2023, and provides for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their rights of first offer regarding the Additional Investor Funding and the Additional Investor and joined the Revenue Interest Financing Agreement to extend commitments for the Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount. As of March 31, 2025, no additional funding is available under the Revenue Interest Financing Agreement.

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

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. As of March 31, 2025, the effective interest rate of the revenue interest financing liability was approximately 12.18%. Changes in future payments from previous estimates are included in the current and future interest expense. The carrying value of the revenue interest financing liability was $361.1 million and $353.0 million as of March 31, 2025 and December 31, 2024, respectively.

Total revenue interest financing liability consists of the following (in thousands):

Liability balance as of January 1, 2024	$306,927
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(2,627)
Plus: interest expense	48,738
Ending liability balance as of December 31, 2024	353,038
Less: current portion	(19,777)
Long-term liability balance as of December 31, 2024	$333,261

Liability balance as of January 1, 2025	$353,038
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(2,966)
Plus: interest expense	11,003
Ending liability balance as of March 31, 2025	361,075
Less: current portion	(17,268)
Long-term liability balance as of March 31, 2025	$343,807

During the three months ended March 31, 2025 and 2024, the Company recognized $11.0 million and $12.1 million, respectively, of interest expense in connection with the revenue interest financing liability.

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

The pre-funded warrants were classified as a component of equity in the Company's balance sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $28.2 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. As of March 31, 2025, none of the pre-funded warrants have been exercised.

ATM Offerings

In November 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, the Company filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which the Company may, from time to time, sell up to an aggregate of $150 million of the Company's common stock through the Sales Agent, or the 2023 ATM Offering. The Company is not obligated to, and cannot provide any assurances that the Company will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or the Company at any time. No shares were sold during the three months ended March 31, 2025 and 2024. As of March 31, 2025, all of the available $150 million under the 2023 ATM Offering remains available.

Common Stock Reserves

Common stock reserved for future issuance consists of the following:

March 31, 2025
Common stock warrants including pre-funded warrants	2,700,150
Stock options, performance stock units and restricted stock units outstanding	10,944,804
Shares available for issuance under the 2019 Incentive Plan	2,091,621
Shares available for issuance under the ESPP Plan	1,541,702
Shares available for issuance under the Inducement Plan	2,500,000
Balance at March 31, 2025	19,778,277

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

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

As of March 31, 2025, 2,091,621 shares remain available for issuance, which reflects 3,051,815 stock options, RSUs and PSUs granted, and 138,635 of awards cancelled or forfeited, during the three months ended March 31, 2025 as well as an annual increase of 3,425,913 shares authorized on January 1, 2025.

2025 Employment Inducement Incentive Award Plan

On March 30, 2025, the Board of Directors adopted the 2025 Employment Inducement Incentive Award Plan, or the Inducement Plan, and reserved 2,500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company) as an inducement to join the Company. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance stock units, and its terms are substantially similar to the Company’s 2019 Incentive Award Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. As of March 31, 2025, all of the 2,500,000 shares remain available for issuance.

Performance-Based Units

In February 2025, the Board of Directors approved a performance-based unit, or PSU, grant whereby vesting depends on certain revenue performance milestones each year and over the next three years. The Company estimates the likelihood of achievement of performance milestones for all PSU awards at the end of each reporting period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. As of March 31, 2025, the Company did not deem the achievement of any performance milestones to be probable.

The following table summarizes PSU activity under the 2019 Plan during the three months ended March 31, 2025:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2025	—	$—
Granted	585,400	5.76
Vested	—	—
Forfeited	(1,600)	5.76
Unvested balance at March 31, 2025	583,800	$5.76

Stock-based compensation expense is recorded based on the market price of the Company's common stock on the grant date and is recognized if and when the achievement of such performance milestones are determined to be probable by the Company. As of March 31, 2025, no expense has been recognized and there was approximately $3.3 million of related unrecognized stock-based compensation expense.

Restricted Stock Units

The following table summarizes RSU activity under the 2019 Plan during the three months ended March 31, 2025:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2025	2,382,660	$10.32
Granted	1,512,338	5.76
Vested	(508,568)	8.98
Forfeited	(72,803)	10.81
Unvested balance at March 31, 2025	3,313,627	$8.43

As of March 31, 2025, the Company had $23.4 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of RSUs vested during the three months ended March 31, 2025, was approximately $4.6 million.

Employee Stock Purchase Plan

In October 2019, the Board of Directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. As of March 31, 2025, 1,541,702 shares of common stock remain available for issuance, which includes the 321,099 shares sold to employees during the three months ended March 31, 2025 as well as an annual increase of 685,183 shares authorized on January 1, 2025.

The ESPP is considered a compensatory plan, and for the three months ended March 31, 2025 and 2024, the Company recorded related stock-based compensation of $0.3 million and $0.5 million, respectively. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2025	2024
Assumptions:
Expected term (in years)	0.49	0.49
Expected volatility	86.93%	119.08%
Risk free interest rate	4.26%	5.16%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards for the three months ended March 31, 2025 and 2024, was $2.81 and $3.59, respectively. As of March 31, 2025, the total unrecognized compensation expense related to the ESPP was $0.5 million, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

401(k) Plan

During 2020, the Company established a 401(k) savings plan. The Company’s contributions to the plan are discretionary. During the three months ended March 31, 2025 and 2024, the Company incurred $1.8 million and $1.7 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods. During the three months ended March 31, 2025 and 2024, the Board of Directors approved employer matching contributions settled by contributing 290,165 and 93,736, respectively, shares of common stock.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2025	6,157,532	$10.29	7.59	$2,133
Options granted	954,077	5.77
Options exercised	—	—
Options cancelled	(64,232)	9.76
Balance at March 31, 2025	7,047,377	$9.68	7.66	$489
Options exercisable as of March 31, 2025	3,562,844	$11.15	6.50	$—
Vested and expected to vest as of March 31, 2025	7,047,377	$9.68	7.66	$489

The estimated weighted-average fair value of employee and nonemployee director stock options granted for the three months ended March 31, 2025 and 2024 was $4.23 and $5.31, respectively. As of March 31, 2025, the Company had $17.1 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2025	2024
Assumptions:
Expected term (in years)	6.08	6.07
Expected volatility	83.38%	74.61%
Risk free interest rate	4.16%	4.05%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expense	$1,330	$1,249
Selling, general and administrative expense	4,210	4,377
Total	$5,540	$5,626

8. Revenue Recognition

To date, our only source of revenue has been from the U.S. sales of VOQUEZNA products, which the Company began selling during the fourth quarter of 2023. The Company records its best estimate of chargebacks, sales discounts and other reserves to which customers are likely expected to be entitled to as contra accounts receivable charges, and within accrued expenses if payable to a third-party or related to product returns on the condensed balance sheets. During the three months ended March 31, 2025 and 2024, the Company recognized $28.5 million and $1.9 million, respectively, of net product revenues related to sales of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK.

The following table provides a summary of the Company's revenue allowances and related accruals for the three months ended March 31, 2025 which have been deducting in arriving at product revenues, net (in thousands):

	Customer Credits, Discounts and Allowance	Rebates, Returns and Co-Pay Assistance
	(contra accounts receivable)	(accrued expenses)	Total
Balance as of January 1, 2025	$5,659	$29,987	$35,646
Accruals	9,844	22,070	31,914
Utilizations	(10,872)	(21,844)	(32,716)
Balance as of March 31, 2025	$4,631	$30,213	$34,844

9. Segment Information

The Company's chief operating decision maker, or CODM, the Chief Executive Officer, manages the Company’s business activities as a single reportable segment. The segment derives its current revenues from the sale of VOQUEZNA products. Accordingly, the CODM uses net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (research and development, general and administrative, sales and marketing and stock-based compensation) to manage the Company’s operations. Other segment items included in net loss are interest income, interest expense and other expense, which are reflected in the condensed statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed balance sheets as total assets.

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Product revenue, net	$28,519	$1,912
Less:
Cost of revenue	3,724	426
Research and development	7,854	8,181
General and administrative	8,807	7,676
Sales and marketing	81,457	49,957
Stock-based compensation	5,540	5,626
Interest income	(2,640)	(4,313)
Interest expense	18,071	17,168
Other expense, net	22	43
Segment net loss	$(94,316)	$(82,852)

10. Subsequent Event

On April 1, 2025, Steven Basta was appointed as the new Chief Executive Officer, President and as a Class I director of the Company, replacing Terrie Curran who resigned as President and Chief Executive Officer, on March 31, 2025. In connection with Mr. Basta's appointment, he entered into an employment letter agreement with the Company, setting forth the terms of his employment. The equity awards that were granted to Mr. Basta in connection with his appointment were made under the Inducement Plan as described further in Note 7 above. In connection with Ms. Curran’s separation, the Company entered into a separation agreement and estimated expense between $2 million and $3 million relating to Ms. Curran's departure will be incurred during the second quarter of 2025.

On April 29, 2025, the Company’s board of directors approved a restructuring to reduce cash burn and focus on commercial execution. The Company has decided to reduce investment in direct-to-consumer promotion and will suspend, defer, or slow several clinical and product development programs, including deferring the start of the Phase 2 eosinophilic esophagitis (EoE) trial. In connection with this restructuring, the Company expects to reduce its workforce by 28 employees or approximately 6%. In conjunction with the restructuring, Azmi Nabulsi, M.D., Chief Operating Officer, Martin Gilligan, Chief Commercial Officer, and Molly Henderson, Chief Financial and Business Officer, ceased serving in these positions at the Company, effective April 30, 2025. The Company expects to incur one-time costs of approximately $7 million to $10 million in connection with the workforce reduction. The majority of these costs will be recognized in the second quarter of 2025. These costs consist primarily of cash expenditures related to one-time termination benefits (some of which are contractual), including severance, healthcare and related benefits, and other estimated non-cash expense. The Company estimates that the workforce reduction will be substantially completed in the second quarter of 2025. The estimate of costs that the Company expects to incur and the timing thereof are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the actions described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Form 10-K.

Forward Looking Statements

The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, commercialization plans and costs, research and development plans and costs, the timing and likelihood of regulatory filings and approvals, pricing and reimbursement, the potential to develop future product candidates, the timing and likelihood of success of the plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in the Part II, Item 1A under the heading “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

In May 2025, we announced a cost reduction and organizational restructuring plan to reduce cash burn and focus our resources on commercial execution. We have decided to reduce investment in direct-to-consumer promotion and will suspend, defer, or slow several clinical and product development programs, including deferring the start of the Phase 2 eosinophilic esophagitis (EoE) trial. In connection with this restructuring, we expect to reduce our workforce by 28 employees, or approximately 6%. In addition, as part of the restructuring, we announced certain leadership changes. Azmi Nabulsi, M.D., our Chief Operating Officer, Martin Gilligan, our Chief Commercial Officer, and Molly Henderson, our Chief Financial and Business Officer, ceased serving in these positions, effective April 30, 2025. Dr. Nabulsi will remain an advisor to the company. We expect to incur one-time costs of approximately $7 million to $10 million in connection with the workforce reduction. The majority of these costs will be recognized in the second quarter of 2025. These costs consist primarily of cash expenditures related to one-time termination benefits (some of which are contractual), including severance, healthcare and related benefits, and other estimated non-cash expense.

We are independently commercializing VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK in the United States. Our commercial launch continues to build momentum and early launch data shows strong physician and patient demand. As of April 18, 2025, over 390,000 prescriptions for VOQUEZNA tablets, VOQUEZNA Triple Pak, and VOQUEZNA Dual Pak have been filled since launch. These prescriptions were written by more than 23,600 prescribers. In addition, due to increasing commercial demand, we continue to make progress in securing broad commercial coverage for VOQUEZNA with over 120 million, or over 80%, of total U.S. commercial lives with access to VOQUEZNA tablets.

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

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing our initial and approved product candidate, vonoprazan, meeting with regulatory authorities, managing our clinical trials of vonoprazan, preparing for commercialization of our initial products containing vonoprazan, commercially launching our approved products, and providing other selling, general and administrative support for our operations. Our operations to date have been funded primarily through commercial bank debt, our revenue interest financing debt and various equity offerings, including our at-the-market offerings. From inception through March 31, 2025, we sold 34,737,032 shares of our common stock and 2,608,922 pre-funded warrants, generating net proceeds of approximately $543.3 million, after deducting underwriting discounts, commissions and offering costs. As of March 31, 2025, we had cash and cash equivalents of $212.3 million. Based on our current operating plan, we believe that our existing cash and cash equivalents together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $94.3 million and $82.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1.4 billion. We expect to continue to incur operating losses for the foreseeable future. It could be several years, if ever, before VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK or other product candidates, if approved, generate significant revenues to offset these operating losses. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

We have generated limited revenue to date, until such time as we can generate significant revenue from sales of our approved products containing vonoprazan, we expect to finance our cash needs through equity offerings, potentially the Loan Agreement, our Revenue Interest Financing Agreement, additional debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, and this risk could be exacerbated by the impact of ongoing conflicts throughout the world and global economic conditions. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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
•
Consulting, professional and other costs: external costs related to consulting and professional services and other research costs incurred; and
•
Stock-based compensation expenses: stock-based compensation expense recognized for those individuals involved in research and development efforts.

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Clinical development and regulatory	$3,544	$3,523
Personnel related	2,962	3,069
Chemistry manufacturing and controls	1,058	1,004
Consulting, professional and other costs	290	585
Stock-based compensation	1,330	1,249
Total research and development expenses	$9,184	$9,430

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

Selling, General and Administrative

Selling, general and administrative expenses consist of salaries and employee-related costs, including stock-based compensation, for personnel in commercial, executive, finance, accounting, legal, human resources and other administrative functions, legal fees relating to intellectual property and corporate matters, and professional fees for accounting and consulting services. We anticipate that our selling, general and administrative expenses will decrease in the future in conjunction with our planned organizational restructuring.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Product revenue, net	$28,519	$1,912	$26,607
Cost of revenue	3,724	426	3,298
Gross profit	24,795	1,486	23,309
Operating expenses:
Research and development	9,184	9,430	(246)
Selling, general and administrative	94,474	62,010	32,464
Total operating expenses	103,658	71,440	32,218
Loss from operations	(78,863)	(69,954)	(8,909)
Other income (expense):
Interest income	2,640	4,313	(1,673)
Interest expense	(18,071)	(17,168)	(903)
Other expense, net	(22)	(43)	21
Total other expense	(15,453)	(12,898)	(2,555)
Net loss	$(94,316)	$(82,852)	$(11,464)

Revenue. Product revenues were $28.5 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively, related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which was launched during the fourth quarter of 2023.

Cost of Revenue. Cost of revenue were $3.7 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. In periods prior to receiving FDA approval for VOQUEZNA, we recognized inventory and related costs associated with the manufacture of VOQUEZNA as research and development expense and as such, the cost of revenue and related gross profits are not necessarily indicative of future costs of revenue and gross profit. Therefore, the manufacturing costs related to the inventory purchased before FDA approval were already expensed in a prior period and are therefore excluded from the cost of revenue for the three months ended March 31, 2025. These previously expensed costs were not material.

Research and Development Expenses. Research and development expenses were $9.2 million and $9.4 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $0.2 million consisted of lower project and consulting costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $94.5 million and $62.0 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $32.5 million was due to increases of $32.0 million of commercial expenses, which includes $28.3 million in advertising and promotional expenses in support of our commercial launch of VOQUEZNA products and $3.7 million of external project spend, and an increase of $0.5 million in consulting and other professional services.

Other Income (Expense). Other expense of $15.5 million for the three months ended March 31, 2025 consisted of $18.1 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $2.6 million of interest income related to cash held in money market funds. Other expense of $12.9 million for the three months ended March 31, 2024 consisted of $17.2 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $4.3 million of interest income related to cash held in money market funds. Interest expense increased due to a higher debt balance under the Loan Agreement as well as a higher liability related to our Revenue Interest Financing Agreement versus the prior period, partially offset by interest income on our cash position.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2025, we had cash and cash equivalents of $212.3 million.

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

In addition, we are obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first term Loan advance was amended to become payable on October 1, 2026. As of March 31, 2025, the aggregate $11.5 million of final payment fees includes the first Term Loan Advance of $7.5 million, $2.5 million for the second Term Loan Advance, $0.8 million for the third Term Loan Advance, and $0.7 million for the fourth Term Loan Advance have been recorded within other long-term liabilities.

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

As of March 31, 2025, we were in compliance with all applicable covenants under the Loan Agreement. Based on the current revenue projections, we do not expect to meet the revenue threshold to draw the Fifth Tranche or Sixth Tranche. The current operating plan does not anticipate a need to draw any additional amounts under the Loan Agreement.

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

Revenue Interest Financing Agreement

On May 3, 2022, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules, together with NQ and Sagard, or the Initial Investors, pursuant to which we could receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, we received $100 million at the initial closing and received an additional $160 million upon FDA approval of vonoprazan for treatment of Erosive GERD in the fourth quarter of 2023. Additionally, on October 31, 2022, we entered into a Joinder and Waiver Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules in its capacity as administrative agent and collateral agent for itself and the lenders under that certain Loan Agreement, or the Joinder Agreement, in respect of the Revenue Interest Financing Agreement. Under the terms of the Joinder Agreement, we received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, in the fourth quarter of 2023 and provides for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their right of first offer for any Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount. As of March 31, 2025, no additional funding is available under the Revenue Interest Financing Agreement.

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

In November 2023, we filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock through the Sales Agent, or the 2023 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. No shares were sold during the three months ended March 31, 2025 and 2024. As of March 31, 2025, all of the available $150 million under the 2023 ATM Offering remains available.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be inaccurate, and we could deplete our capital resources sooner than we expect based on the amount and timing of product sales and operating expenses, among other factors. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•
our ability to realize the benefits of our organizational changes and restructuring plan;
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
•
the costs and timing of manufacturing for vonoprazan and supply of antibiotics for use in VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK or any future product candidates;
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
•
the costs associated with hiring additional personnel and consultants as our business grows and enhancing our operational systems;
•
the timing and amount of the milestone or other payments we must make to Takeda and any future licensors;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•
costs associated with any products or technologies that we may in-license or acquire.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through equity offerings, the Revenue Interest Financing Agreement, debt financings, potentially the Loan Agreement or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Including our existing cash and cash equivalents, we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. Based on our current operating plan, we believe that our existing cash and cash equivalents together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(84,930)	$(69,020)	$(15,910)
Investing activities	(18)	(40)	22
Financing activities	—	9,900	(9,900)
Net decrease in cash	$(84,948)	$(59,160)	$(25,788)

Operating Activities

Net cash used in operating activities was approximately $84.9 million and $69.0 million for the three months ended March 31, 2025 and 2024, respectively. The net cash used in operating activities for the three months ended March 31, 2025 was due to approximately $76.0 million spent on ongoing research and development and selling, general and administrative activities and a $8.9 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily is related to a $6.8 million decrease in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), and a $2.1 million net decrease in accounts receivable, inventory, and prepaid assets and other current assets. The net cash used in operating activities for the three months ended March 31, 2024 was due to approximately $61.9 million spent on ongoing research and development and selling, general and administrative activities and a $7.1 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $4.8 million decrease in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), and a $2.3 million net increase in accounts receivable, inventory, and prepaid assets and other current assets in support of our growth and launch of our first commercial products.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 and 2024, was related to payments for acquiring property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $9.9 million related to net proceeds from the issuance of debt under our Hercules Loan Agreement.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the three months ended March 31, 2025 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2024 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2025, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our first fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K, other than as set forth below.

Our future growth and ability to compete depends on retaining our key personnel and recruiting additional qualified personnel.

We are highly dependent on the management, commercial, development, clinical, and financial experience of our senior management. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals. For example, effective April 1, 2025, Steven Basta was appointed as our President and Chief Executive Officer, replacing Terrie Curran. In addition, effective April 30, 2025, Azmi Nabulsi, M.D., our Chief Operating Officer, Molly Henderson, our Chief Financial Officer, Martin Gilligan, our Chief Commercial Officer, and Tom Harris, our Chief Development Sciences Officer resigned as officers and we announced that Jonathan Bentley will join us as our Senior Vice President, Head of Sales. Executive leadership transitions can be inherently difficult to manage and, as a result, we may experience disruption or have difficulty in managing our operations and achieving our business objectives. Competition for qualified personnel in the biopharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled commercial, scientific, technical and managerial employees. We face competition for personnel from other biopharmaceutical companies and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to implement business strategy, which could harm our business. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating and implementing our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede achievement of our commercial and development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We have entered into an agreement with Catalent for the supply of finished drug product, an agreement with Evonik for the supply of drug substance, and an agreement with Sandoz for commercial supply of amoxicillin, clarithromycin and finished convenience packs containing VOQUEZNA and one or both of those antibiotics. As a result, we currently rely, and expect to continue to rely, on third parties for the manufacture of vonoprazan and supply of related raw materials for clinical development and commercial sale. If Catalent, Evonik or Sandoz fails to fulfill its obligations under its respective supply agreement, or if any of the vonoprazan drug product or drug substance supplied by Catalent or Evonik cannot be utilized due to quality or cGMP or similar concerns, adverse findings during regulatory inspections or other reasons, our development plans and commercialization of vonoprazan, if approved, could be significantly delayed or otherwise adversely affected. We have been informed by Sandoz of a potential disruption in the supply of clarithromycin tablets, a component of VOQUEZNA TRIPLE PAK. While we have not experienced any disruptions in supply to date, any disruption for such supply would result in our inability to continue to commercialize the VOQUEZNA TRIPLE PAK.

Further, the facilities used by Catalent and Evonik to manufacture vonoprazan and by Sandoz to manufacture amoxicillin and clarithromycin and to package the antibiotics and vonoprazan must be approved by the FDA and foreign regulatory authority pursuant to inspections that may be conducted after we submit marketing authorizations to the FDA and comparable foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, Catalent, Evonik and Sandoz for compliance with applicable cGMP or similar requirements. If Catalent, Evonik, Sandoz, or any other third-party manufacturer we contract with in the future, cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over Catalent’s, Evonik’s, Sandoz’s, or any other third-party manufacturer’s ability to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve of facilities of the third-party manufacturer for the manufacture of vonoprazan or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue to develop, obtain additional regulatory approvals for or continue to market our current products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 2.05 Costs Associated with Exit or Disposal Activities.” and “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.” of Form 8-K.

On April 29, 2025, our board of directors (the “Board”) approved a restructuring to reduce cash burn and focus on commercial execution. We have decided to reduce investment in direct-to-consumer promotion and will suspend, defer, or slow several clinical and product development programs, including deferring the start of the Phase 2 eosinophilic esophagitis (EoE) trial.

In connection with this restructuring, we expect to reduce our workforce by 28 employees, or approximately 6%. We expect to incur one-time costs of approximately $7 million to $10 million in connection with the workforce reduction. The majority of these expenses will be recognized in the second quarter of 2025.These costs consist primarily of cash expenditures related to one-time termination benefits (some of which are contractual), including severance, healthcare and related benefits, and other estimated non-cash expense. We estimate that the workforce reduction will be substantially completed in the second quarter of 2025. The estimate of costs that we expect to incur and the timing thereof are subject to a number of assumptions, and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the actions described above.

In addition, as part of the restructuring, we announced certain leadership changes. Azmi Nabulsi, M.D., our Chief Operating Officer and Molly Henderson, our Chief Financial Officer, ceased serving in these positions at the company, effective April 30, 2025, and will continue as non-executive employees through May 16, 2025. Effective May 1, 2025, we designated Robert Breedlove, our Vice President of Finance, as our principal financial officer and principal accounting officer for purposes of financial reporting under the Securities Exchange Act of 1934, as amended, replacing Ms. Henderson in such roles.

Robert Breedlove, 33, has served as our Vice President of Finance since October 2021. From March 2019 to October 2021, Mr. Breedlove served as Senior Manager at van den Boom & Associates, an accounting consulting firm. He worked for NeoGenomics, Inc. from October 2017 to March 2019 as Manager of Financial Reporting and Compliance. Mr. Breedlove began his career at Ernst &

Young where he served in roles of increasing responsibilities from 2012 to 2017. Mr. Breedlove is a Certified Public Account and received his B.A. and M.A. in accountancy from the University of San Diego.

In connection with their separations, we expect to enter into transition agreements with each of Dr. Nabulsi and Ms. Henderson wherein we will provide them with the severance benefits payable under their employment agreements, as well as an extension of the post-termination exercise period of their vested stock options. The separation agreements will include a release of claims in favor of the company and the severance benefits will be subject to their continued compliance with post-termination restrictive covenants.

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on May 26, 2023	8-K	5/30/23	3.1

3.3	Amended and Restated Bylaws, effective as of December 13, 2023	8-K	12/15/23	3.1

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.3	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.4	Warrant to purchase stock issued to Hercules Capital, dated September 17, 2021	10-Q	11/8/21	10.2

4.5	First Amendment to Warrant to purchase stock issued to Hercules Capital, dated May 9, 2023	10-Q	5/10/23	4.5

4.6	Form of Warrant to purchase stock issuable pursuant to the Loan and Security Agreement, as amended, by and between the Registrant and Hercules Capital, Inc.	10-Q	5/10/23	4.6

4.7	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

4.8	Form of Pre-Funded Warrant to purchase common stock	8-K	8/19/24	4.1

10.1#	Employment Letter Agreement, dated March 31, 2025, by and between Steven Basta and the Registrant				X

10.2#	Separation Agreement, dated April 2, 2025, by and between Terrie Curran and the Registrant				X

10.3#	Phathom Pharmaceuticals, Inc. 2025 Employment Inducement Incentive Award Plan and related forms of stock option, restricted stock unit and performance stock unit agreements thereunder	S-8	4/3/2025	10.1

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PHATHOM PHARMACEUTICALS, INC.

Date:	May 1, 2025	By:	/s/ Steven Basta
Steven Basta
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 1, 2025	By:	/s/ Robert Breedlove
Robert Breedlove
Vice President of Finance
(Principal Financial and Accounting Officer)