Form 10-Q
period 2025-06-30
Phathom Pharmaceuticals, Inc.
filed 2025-08-07
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 70,943,708 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$149,569	$297,263
Prepaid expenses and other current assets	14,620	20,866
Accounts receivable, net	51,255	38,797
Inventory	3,431	3,208
Total current assets	218,875	360,134
Property and equipment, net	1,242	1,476
Operating lease right-of-use assets	873	613
Restricted cash	2,862	2,862
Inventory, non-current	24,675	11,540
Other long-term assets	1,693	1,693
Total assets	$250,220	$378,318
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,008	$10,507
Accrued expenses	64,296	53,232
Accrued interest	1,755	1,711
Operating lease liabilities, current	238	501
Current portion of revenue interest financing liability	21,526	19,777
Total current liabilities	91,823	85,728
Long-term debt, net of discount	205,139	201,409
Revenue interest financing liability	347,003	333,261
Operating lease liabilities	589	—
Other long-term liabilities	11,500	11,500
Total liabilities	656,054	631,898
Commitments and contingencies (Note 3)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000 at June 30, 2025 and December 31, 2024; issued and outstanding shares — 70,104,419 and 68,518,238 at June 30, 2025 and December 31, 2024, respectively	6	6
Treasury stock — 19 shares at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,027,297	1,009,425
Accumulated deficit	(1,433,137)	(1,263,011)
Total stockholders’ deficit	(405,834)	(253,580)
Total liabilities and stockholders’ deficit	$250,220	$378,318

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue, net	$39,503	$7,324	$68,023	$9,236
Cost of revenue	5,038	1,376	8,762	1,802
Gross profit	34,465	5,948	59,261	7,434
Operating expenses:
Research and development	9,076	7,376	18,260	16,806
Selling, general and administrative	85,313	75,872	179,787	137,882
Total operating expenses	94,389	83,248	198,047	154,688
Loss from operations	(59,924)	(77,300)	(138,786)	(147,254)
Other (expense) income:
Interest income	1,787	3,624	4,427	7,937
Interest expense	(17,518)	(17,764)	(35,588)	(34,932)
Other expense, net	(155)	(6)	(179)	(49)
Total other expense	(15,886)	(14,146)	(31,340)	(27,044)
Net loss and comprehensive loss	$(75,810)	$(91,446)	$(170,126)	$(174,298)
Net loss per share, basic and diluted	$(1.05)	$(1.56)	$(2.36)	$(2.98)
Weighted-average shares of common stock outstanding, basic and diluted	72,466,203	58,558,145	72,219,179	58,464,813

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2024	68,518,238	$6	19	$1,009,425	$(1,263,011)	$(253,580)
401(k) matching contribution	290,165	—	—	2,127	—	2,127
Vesting of restricted stock units	508,568	—	—	—	—	—
Stock-based compensation	—	—	—	5,540	—	5,540
ESPP shares issued	321,099	—	—	1,853	—	1,853
Net loss	—	—	—	—	(94,316)	(94,316)
Balance at March 31, 2025	69,638,070	6	19	1,018,945	(1,357,327)	(338,376)
Vesting of restricted stock units	456,677	—	—	—	—	—
Stock-based compensation	—	—	—	8,272	—	8,272
Issuance of common stock from exercises of stock options	9,672	—	—	80	—	80
Net loss	—	—	—	—	(75,810)	(75,810)
Balance at June 30, 2025	70,104,419	$6	19	$1,027,297	$(1,433,137)	$(405,834)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2023	57,970,044	$5	19	$855,921	$(928,685)	$(72,759)
401(k) matching contribution	93,736	—	—	712	—	712
Vesting of restricted stock units	340,542	—	—	—	—	—
Stock-based compensation	—	—	—	5,626	—	5,626
ESPP shares issued	119,779	—	—	770	—	770
Net loss	—	—	—	—	(82,852)	(82,852)
Balance at March 31, 2024	58,524,101	5	19	863,029	(1,011,537)	(148,503)
Vesting of restricted stock units	74,492	—	—	—	—	—
Stock-based compensation	—	—	—	6,099	—	6,099
Issuance of common stock from exercise of stock options	2,432	—	—	21	—	21
Net loss	—	—	—	—	(91,446)	(91,446)
Balance at June 30, 2024	58,601,025	$5	19	$869,149	$(1,102,983)	$(233,829)

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(170,126)	$(174,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349	411
Stock-based compensation	13,812	11,725
Issuance of PIK interest debt	2,300	1,707
Accrued interest on revenue interest financing liability	15,491	24,173
Amortization of debt discount	1,430	974
Inventory reserve	819	243
Other	3,131	2,971
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,246	(2,303)
Accounts receivable, net	(12,458)	(9,240)
Accounts payable and accrued expenses	5,416	3,675
Accrued interest	43	279
Operating right-of-use assets and lease liabilities	66	90
Inventory	(14,178)	(148)
Net cash used in operating activities	(147,659)	(139,741)
Cash flows from investing activities
Cash paid for property and equipment	(115)	(86)
Net cash used in investing activities	(115)	(86)
Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	80	21
Net proceeds from issuance of debt	—	34,650
Net cash provided by financing activities	80	34,671
Net decrease in cash and cash equivalents and restricted cash	(147,694)	(105,156)
Cash and cash equivalents and restricted cash – beginning of period	300,125	384,256
Cash and cash equivalents and restricted cash – end of period	$152,431	$279,100

Supplemental disclosure of cash flow information
Interest paid	$10,538	$7,819
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$9	$10
Final interest payment fee	$—	$750
Settlement of ESPP liability in common stock	$1,853	$770
Settlement of 401(k) liability in common stock	$2,127	$712

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

Liquidity and Capital Resources

From inception to June 30, 2025, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial and approved product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, commercially launching its approved products, and providing other selling, general and administrative support for these operations. The Company has a limited operating history as a commercial company, has generated limited product revenue to date, and the sales and income potential of its business remains uncertain. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur additional net losses in the future. The Company has funded its operations primarily through commercial bank debt, the revenue interest financing debt and various equity offerings, including the Company's at-the-market, or ATM, offerings. From inception through June 30, 2025, the Company sold 34,737,032 shares of common stock and 2,608,922 pre-funded warrants, generating net proceeds of approximately $543.3 million, after deducting underwriting discounts, commissions and offering costs.

The accompanying unaudited interim condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities in accordance with U.S. generally accepted accounting principles, or GAAP. Management is required to perform a two-step analysis of the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2).

Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these unaudited interim condensed financial statements were issued. There can be no assurance that the Company will be successful in acquiring additional funding, if needed, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Basis of Presentation

The unaudited interim condensed financial statements included herein have been prepared by the Company in accordance with GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. In the opinion of management, the accompanying unaudited interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited financial statements, in accordance with the rules and regulations of the SEC. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or the 2024 Form 10-K, filed with the SEC on March 7, 2025.

During the six months ended June 30, 2025, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s 2024 Form 10-K. The Company’s complete listing of significant accounting policies is set forth in Note 1 of the notes to the audited financial statements in the Company's 2024 Form 10-K. Selected significant accounting policies are discussed in detail below.

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

As of June 30, 2025 and December 31, 2024, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

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

The Company is also subject to credit risk from our accounts receivable related to our product sales. The Company monitors exposure within accounts receivable and records an allowance for credit losses as necessary. The Company extends credit primarily to wholesale distributors. Customer creditworthiness is monitored and collateral is not required. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined on the basis of historical experience, current information, and forecasts of future economic conditions. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including its previous loss history, individual credit risk associated with each customer, and the current and future conditions of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such customer. The Company makes concerted efforts to collect all outstanding balances due from customers; however, account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to customers.

As of June 30, 2025, three customers accounted for 82% of the accounts receivable balance, with each of these individual customers ranging from 27% to 28% of the accounts receivable balance. As of December 31, 2024, three customers accounted for 81% of the accounts receivable balance, with each of these individual customers ranging from 25% to 31% of the accounts receivable balance. For the three and six months ended June 30, 2025, three customers accounted for 69% and 72% of the product sales in each period, with each of these individual customers ranging from 22% to 24% of the product sales in both periods. For the three and six months ended June 30, 2024, three customers accounted for 67% and 68% of the product sales, respectively, with each of these individual customers ranging from 21% to 24% of the product sales in both periods.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and pre-funded warrants for the period, without consideration for other potentially dilutive securities. For the three and six months ended June 30, 2025, basic shares outstanding includes the weighted average effect of the Company’s outstanding pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock. For the three and six months ended June 30, 2025 and 2024, the Company had no weighted-average unvested shares to exclude from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and restricted stock units) would be antidilutive.

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

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s 2024 Form 10-K. There were no new material accounting standards issued in the second quarter of 2025 that impacted the Company.

2. Balance Sheet Details

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued compensation expenses	$18,707	$16,659
Accrued professional & consulting expenses	132	1,203
Accrued research and development expenses	83	2,339
Accrued revenue allowances	40,503	29,987
Accrued other	4,871	3,044
Total accrued expenses	$64,296	$53,232

Inventory

Inventory consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Finished goods	$2,440	$1,479
Raw materials	991	1,729
Total inventory, current	3,431	3,208
Raw materials, non-current	24,675	11,540
Total inventory	$28,106	$14,748

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

During the three months ended June 30, 2025 and 2024, the Company recorded $4.0 million and $0.7 million, respectively, of royalty expense under the Takeda License, of which $4.0 million is included within accrued expenses as of June 30, 2025. During the six months ended June 30, 2025 and 2024, the Company recorded $6.8 million and $0.9 million, respectively, of royalty expense under the Takeda License.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz has agreed to supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of €2.9 million, or approximately $3.4 million, in the first 24-month period following the launch of the final product. The Company incurred $0.1 million and $0.2 million under the agreement during the three and six months ended June 30, 2025, respectively. The Company incurred no expenses under the agreement during the three and six months ended June 30, 2024. As of June 30, 2025, €1.6 million, or approximately $1.9 million, remains of the minimum purchase obligation and the Company has not recorded any liability related to the minimum purchase obligation.

The Company has been informed by Sandoz that there could be a disruption in the supply of clarithromycin tablets, a component of the VOQUEZNA TRIPLE PAK. The VOQUEZNA TRIPLE PAK represents approximately 1% of our total revenue. The Company is in discussions with Sandoz and continues to actively monitor the situation. While the Company has not experienced any commercial disruption to date, any disruption for such supply would result in our inability to continue to commercialize the VOQUEZNA TRIPLE PAK. The VOQUEZNA bottles and the VOQUEZNA DUAL PAKs are not impacted, as they do not include clarithromycin.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

4. Lease Commitments

As of June 30, 2025, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with weighted average remaining lease terms of 4.9 years and 0.2 years, respectively. Some operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for each of the three months ended June 30, 2025 and 2024 was $0.3 million. Total rent expense for the six months ended June 30, 2025 and 2024 was $0.5 million and $0.6 million, respectively. Total short-term lease costs relating to leased vehicles were approximately $1.8 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively. Total short-term lease costs relating to leased vehicles were approximately $3.6 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Year ending December 31:
2025	$146
2026	207
2027	213
2028	219
2029	226
2030	95
Total minimum lease payments	1,106
Less: amount representing interest	(279)
Present value of operating lease liabilities	827
Less: operating lease liabilities, current	(238)
Operating lease liabilities, non-current	$589

Weighted-average remaining lease term (in years)	4.29
Weighted-average incremental borrowing rate	13.26%

Operating cash flows for the six months ended June 30, 2025 and 2024 included cash payments for operating leases of approximately $0.4 million and $0.5 million, respectively.

5. Debt

Total debt consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Long-term debt, current portion	$—	$—
Long-term debt, non-current portion	214,131	211,831
Unamortized debt discount	(8,992)	(10,422)
Total debt, net of debt discount	$205,139	$201,409

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

On September 27, 2022, the Company entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the date the second tranche of funding of $50 million was available to the Company and was moved to May 15, 2023, rather than December 15, 2022.

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

On December 14, 2023, the Company entered into a Fourth Amendment to Loan and Security Agreement, or the Fourth Loan Amendment, with the lenders, which, among other things, (i) increased the aggregate principal amount of the term loans from $200 million to $300 million; (ii) provided for the possibility of accessing the remaining $200 million commitment through five tranches referred to as the second through sixth tranches, which are available subject to certain milestones and conditions: (a) Second Tranche: $50 million, $40 million of which was funded on December 14, 2023, and the remaining $10 million of which was funded on March 15, 2024, (b) Third Tranche: $25 million which was funded on June 14, 2024, (c) Fourth Tranche: $25 million which was funded on December 15, 2024, (d) Fifth Tranche: $50 million which was, subject to the achievement of a specified revenue milestone, or the Fifth Tranche milestone, through June 30, 2025 and which the Company did not draw down, and (e) Sixth Tranche: $50 million available, subject to the achievement of a specific revenue milestone, or the Sixth Tranche milestone, through December 31, 2025; (iii) extended the interest only period and the maturity date from October 2026 to December 2027, (iv) reduced the cash interest rate from 10.75% (floating annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% to 9.85% (floating rate based on the greater of (a) 9.85% or (b) US WSJ Prime + 1.35%), provided that the cash interest rate shall be capped at 10.35% and upon the Company achieving the Sixth Tranche milestone, the cash interest floating rate shall be decreased by 0.35% to 9.50%, and (v) decreased the payment-in-kind interest rate from 3.35% per annum to 2.15% per annum. In connection with the Fourth Loan Amendment, an amendment fee of $250,000 was paid to the Agent and was recorded as a debt discount and is being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

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

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first Term Loan Advance was amended to become payable on October 1, 2026. As of June 30, 2025, the aggregate $11.5 million of final payment fees includes the first Term Loan Advance of $7.5 million, $2.5 million for the second Term Loan Advance, $0.8 million for the third Term Loan Advance, and $0.7 million for the fourth Term Loan Advance and have been recorded within other long-term liabilities.

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

As of June 30, 2025, the Company was in compliance with all applicable covenants under the Loan Agreement. Based on the Company’s current revenue projections, the Company does not expect to meet the revenue threshold to draw the Sixth Tranche. The Company’s current operating plan does not anticipate a need to draw any additional amounts under the Loan Agreement.

In connection with the entry into the Loan Agreement, the Company issued to Hercules a warrant, or the Warrant, to purchase a number of shares of the Company’s common stock equal to 2.5% of the aggregate amount of the Term Loan advances funded, and will issue to Hercules additional warrants if any future Term Loan advances are funded. On the Closing Date, the Company issued a Warrant for 74,782 shares of common stock. The Warrant will be exercisable for a period of seven years from the date of issuance at a per-share exercise price equal to $33.43, which was the closing price of the Company’s common stock on September 16, 2021. In connection with the entry into the Third Loan Amendment, the Company amended the form of warrants to be issued upon drawdowns of future tranches such that the exercise price of such warrants shall be equal to the lesser (i) of $11.6783, which was the trailing ten-day VWAP prior to entering into the Third Loan Amendment and (ii) the trailing ten-day VWAP preceding the date on which the Company drawdown future tranches. In connection with the entry into the Fourth Loan Amendment, the Company eliminated the warrant agreement for all future tranches. The Warrant issued with the initial tranche was not modified as part of this amendment. The exercise price and terms of the outstanding Warrant remain unchanged.

The initial $1.3 million fair value of the Warrant, the $11.5 million final interest payment fees and $4.6 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Loan Agreement.

Future minimum principal payments under the Term Loan, including the final payment fee, as of June 30, 2025 are as follows (in thousands):

Year ending December 31:
2025	$—
2026	7,500
2027	229,706
Total principal and interest payments	237,206
Less: payment-in-kind and final payment fee	(37,206)
Total term loan borrowings	$200,000

During the three months ended June 30, 2025 and 2024, the Company recognized $7.2 million and $5.5 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. During the six months ended June 30, 2025 and 2024, the Company recognized $14.3 million and $10.5 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Hercules Loan Agreement. As of June 30, 2025, the Company had an outstanding loan balance of $214.1 million and accrued interest of $1.8 million.

6. Revenue Interest Financing Liability

On May 3, 2022, the Company entered into a Revenue Interest Financing Agreement with Initial Investors NQ, Sagard, and Hercules pursuant to which the Company had the right to receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, the Company received $100 million at the initial closing and received an additional $160 million upon FDA approval of VOQUEZNA for treatment of Erosive GERD during the fourth quarter of 2023.

Additionally, on October 31, 2022, the Company entered into a Joinder Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules, together as the investors. Under the terms of the Joinder Agreement, the Company received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, during the fourth quarter of 2023, and provided for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their rights of first offer regarding the Additional Investor Funding and the Additional Investor and joined the Revenue Interest Financing Agreement to extend commitments for the Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount. As of June 30, 2025, no additional funding is available under the Revenue Interest Financing Agreement.

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

Upon the occurrence of an event of default taking place between April 1, 2025 and April 1, 2028, or after April 1, 2028, the Company is obligated to pay 1.30 times Investment Amount, 1.65 times Investment Amount, and 2.0 times investment amount, respectively, less any amounts the Company previously paid pursuant to the agreement.

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. As of June 30, 2025, the effective interest rate of the revenue interest financing liability was approximately 9.26%. Changes in future payments from previous estimates are included in the current and future interest expense. The carrying value of the revenue interest financing liability was $368.5 million and $353.0 million as of June 30, 2025 and December 31, 2024, respectively.

Total revenue interest financing liability consists of the following (in thousands):

Liability balance as of January 1, 2024	$306,927
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(2,627)
Plus: interest expense	48,738
Ending liability balance as of December 31, 2024	353,038
Less: current portion	(19,777)
Long-term liability balance as of December 31, 2024	$333,261

Liability balance as of January 1, 2025	$353,038
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(5,818)
Plus: interest expense	21,309
Ending liability balance as of June 30, 2025	368,529
Less: current portion	(21,526)
Long-term liability balance as of June 30, 2025	$347,003

During the three months ended June 30, 2025 and 2024, the Company recognized $10.3 million and $12.3 million, respectively, of interest expense in connection with the revenue interest financing liability. During the six months ended June 30, 2025 and 2024, the Company recognized $21.3 million and $24.4 million, respectively, of interest expense in connection with the revenue interest financing liability.

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

7. Stockholders’ Equity

Common Stock

Underwritten Public Offerings

In August 2024, the Company sold 8,695,652 shares of common stock at a price of $11.50 per share and pre-funded warrants to purchase 2,608,922 shares of common stock at a price of $11.499 per pre-funded warrant for total gross proceeds of $130.0 million. The net purchase price after deducting the underwriting discounts and commissions and other offering expenses, was $10.77 per share, which generated net proceeds of $121.8 million. Certain affiliates of Frazier Life Sciences IX, L.P. (collectively, "Frazier"), a significant stockholder and Dr. James Topper, who currently serves on the Company's Board of Directors, share voting and investment power of the securities held by Frazier. Frazier participated in the offering by purchasing pre-funded warrants on the same terms as all other investors at a purchase price of $11.499, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. Each pre-funded warrant became exercisable upon issuance and will not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of ordinary shares beneficially owned by the holders thereof immediately following such exercise would exceed a specified beneficial ownership limitation.

The pre-funded warrants were classified as a component of equity in the Company's balance sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $28.2 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. As of June 30, 2025, none of the pre-funded warrants have been exercised.

ATM Offerings

In November 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, the Company filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which the Company may, from time to time, sell up to an aggregate of $150 million of the Company's common stock through the Sales Agent, or the 2023 ATM Offering. The Company is not obligated to, and cannot provide any assurances that the Company will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or the Company at any time. No shares were sold during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, all of the available $150 million under the 2023 ATM Offering remains available.

Common Stock Reserves

Common stock reserved for future issuance consists of the following:

June 30, 2025
Common stock warrants including pre-funded warrants	2,700,150
Stock options, performance stock units and restricted stock units outstanding	13,078,721
Shares available for issuance under the 2019 Incentive Plan	1,563,263
Shares available for issuance under the ESPP Plan	1,541,702
Shares available for issuance under the Inducement Plan	428,092
Balance at June 30, 2025	19,311,928

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan, or the Prior Incentive Plan, provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards to eligible recipients, including employees, directors or consultants of the Company. The Company had 2,231,739 shares of common stock authorized for issuance under the Prior Incentive Plan, of which, 1,400,528 stock options and 16,260 restricted stock awards were granted in 2019. As a result of the adoption of the 2019 Incentive Award Plan, or the 2019 Plan, in October 2019, no further awards may be available for issuance under the Prior Incentive Plan.

2019 Incentive Award Plan

In October 2019, the Board of Directors adopted, and the Company’s stockholders approved, the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock units (PSUs) and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Prior Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Prior Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above or equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors.

As of June 30, 2025, 1,563,263 shares remain available for issuance, which reflects 5,326,681 stock options, RSUs and PSUs granted, and 1,885,143 of awards cancelled or forfeited, during the six months ended June 30, 2025 as well as an annual increase of 3,425,913 shares authorized on January 1, 2025.

2025 Employment Inducement Incentive Award Plan

On March 30, 2025, the Board of Directors adopted the 2025 Employment Inducement Incentive Award Plan, or the Inducement Plan, and reserved 2,500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company) as an inducement to join the Company. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance stock units, and its terms are substantially similar to the Company’s 2019 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. During the six months ended June 30, 2025, the Company granted 2,071,908 stock options, RSUs and PSUs under the Inducement Plan. As of June 30, 2025, 428,092 shares remain available for issuance.

Performance-Based Units

In 2025, the Board of Directors approved a performance-based unit, or PSU, grants whereby vesting depends on certain revenue performance milestones each year and over the next three years. The Company estimates the likelihood of achievement of performance milestones for all PSU awards at the end of each reporting period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. As of June 30, 2025, the Company did not deem the achievement of any performance milestones to be probable.

The following table summarizes PSU activity during the six months ended June 30, 2025:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2025	—	$—
Granted	1,178,200	5.57
Vested	—	—
Forfeited	(407,225)	5.76
Unvested balance at June 30, 2025	770,975	$5.47

Stock-based compensation expense is recorded based on the market price of the Company's common stock on the grant date and is recognized if and when the achievement of such performance milestones are determined to be probable by the Company. As of June 30, 2025, no expense has been recognized and there was approximately $4.2 million of related unrecognized stock-based compensation expense.

Restricted Stock Units

The following table summarizes RSU activity during the six months ended June 30, 2025:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2025	2,382,660	$10.32
Granted	1,719,866	5.55
Vested	(965,245)	9.97
Forfeited	(503,831)	8.95
Unvested balance at June 30, 2025	2,633,450	$7.59

As of June 30, 2025, the Company had $13.5 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of RSUs vested during the six months ended June 30, 2025, was approximately $9.6 million.

Employee Stock Purchase Plan

In October 2019, the Board of Directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. As of June 30, 2025, 1,541,702 shares of common stock remain available for issuance under the ESPP, which includes the 321,099 shares sold to employees during the six months ended June 30, 2025 as well as an annual increase of 685,183 shares authorized on January 1, 2025.

The ESPP is considered a compensatory plan, and for the three and six months ended June 30, 2025, the Company recorded related stock-based compensation of $0.5 million and $0.8 million, respectively, compared to $0.6 million and $1.1 million, respectively, for the same periods in 2024. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Six Months Ended June 30,
	2025	2024
Assumptions:
Expected term (in years)	0.49	0.49
Expected volatility	86.93%	119.08%
Risk free interest rate	4.26%	5.16%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards for the six months ended June 30, 2025 and 2024, was $2.81 and $3.59, respectively. As of June 30, 2025, the total unrecognized compensation expense related to the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.5 months.

401(k) Plan

During 2020, the Company established a 401(k) savings plan. The Company’s contributions to the plan are discretionary. During the three and six months ended June 30, 2025, the Company incurred $1.3 million and $3.1 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods, compared to $1.3 million and $3.0 million, respectively, for the same periods in 2024. During the six months ended June 30, 2025 and 2024, the Board of Directors approved employer matching contributions settled by contributing 290,165 and 93,736, respectively, shares of common stock.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2025	6,157,532	$10.29	7.59	$2,133
Options granted	4,500,523	5.11
Options exercised	(9,672)	8.25
Options cancelled	(974,087)	7.35
Balance at June 30, 2025	9,674,296	$8.18	6.97	$25,279
Options exercisable as of June 30, 2025	4,375,667	$10.80	4.02	$5,410
Vested and expected to vest as of June 30, 2025	9,674,296	$8.18	6.97	$25,279

The estimated weighted-average fair value of employee and nonemployee director stock options granted for the six months ended June 30, 2025 and 2024 was $3.77 and $5.52, respectively. As of June 30, 2025, the Company had $21.2 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.1 years.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock at June 30, 2025. The total intrinsic value of stock options exercised for the six months ended June 30, 2025 was approximately $0.1 million.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Six Months Ended June 30,
	2025	2024
Assumptions:
Expected term (in years)	6.07	6.04
Expected volatility	84.58%	74.67%
Risk free interest rate	4.07%	4.14%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense	$1,650	$1,331	$2,980	$2,580
Selling, general and administrative expense	6,622	4,768	10,832	9,145
Total	$8,272	$6,099	$13,812	$11,725

8. Revenue Recognition

To date, our only source of revenue has been from the U.S. sales of VOQUEZNA products, which the Company began selling during the fourth quarter of 2023. The Company records its best estimate of chargebacks, sales discounts and other reserves to which customers are likely expected to be entitled to as contra accounts receivable charges, and within accrued expenses if payable to a third-party or related to product returns on the condensed balance sheets. During the six months ended June 30, 2025 and 2024, the Company recognized $68.0 million and $9.2 million, respectively, of net product revenues related to sales of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK.

The following table provides a summary of the Company's revenue allowances and related accruals for the six months ended June 30, 2025, which have been deducting in arriving at product revenues, net (in thousands):

	Customer Credits, Discounts and Allowance	Rebates, Returns and Co-Pay Assistance
	(contra accounts receivable)	(accrued expenses)	Total
Balance as of January 1, 2025	$5,659	$29,987	$35,646
Accruals	25,390	61,538	86,928
Utilizations	(23,333)	(51,022)	(74,355)
Balance as of June 30, 2025	$7,716	$40,503	$48,219

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

The following table presents selected financial information with respect to the Company’s single operating segment for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Product revenue, net	$68,023	$9,236
Less:
Cost of revenue	8,762	1,802
Research and development	15,280	14,226
General and administrative	19,521	13,854
Sales and marketing	149,434	114,883
Stock-based compensation	13,812	11,725
Interest income	(4,427)	(7,937)
Interest expense	35,588	34,932
Other expense, net	179	49
Segment net loss	$(170,126)	$(174,298)

10. Restructuring

In May 2025, the Company implemented a cost reduction and organizational restructuring plan to reduce cash burn and focus resources on commercial execution. In connection with the restructuring, the Company's workforce was reduced by 28 employees, or approximately 6%, including certain leadership changes all designed to right-size the organization. During the six months ended June 30, 2025, total restructuring charges incurred were $8.0 million consisting of one-time termination benefits to affected employees for severance, non-cash stock-based compensation costs, healthcare benefits and outplacement assistance. The costs are included in research and development and selling, general, and administrative expenses on the Company’s condensed consolidated statement of operations and comprehensive loss.

The following table summarizes activity related to the restructuring accrual during the six months ended June 30, 2025 (in thousands):

Total
Restructuring expenses incurred	$7,970
Cash paid	(2,105)
Non-cash expenses	(3,221)
Balance as of June 30, 2025	$2,644

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Form 10-K.

Forward Looking Statements

The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, commercialization plans and costs, research and development plans and costs, pricing and reimbursement, the potential to develop future product candidates, the timing and likelihood of success of the plans and objectives of management for current and future operations, and future results of anticipated commercialization, product development and other efforts, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in the Part II, Item 1A under the heading “Risk Factors" of our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Overview

We are a biopharmaceutical company focused on developing and commercializing novel treatments for gastrointestinal, or GI, diseases. Our approved products, VOQUEZNA®, VOQUEZNA® TRIPLE PAK® and VOQUEZNA® DUAL PAK®, contain vonoprazan, an oral small molecule potassium-competitive acid blocker, or PCAB. PCABs are a novel class of medicines that block acid secretion in the stomach. Vonoprazan is the first gastric anti-secretory agent from a novel class approved in the United States, Europe, or Canada in over 30 years, and has shown rapid, potent, and durable anti-secretory effects. Vonoprazan has also demonstrated clinical benefits over the current standard of care as a single agent in the treatment of erosive gastroesophageal reflux disease, or Erosive GERD, and in combination with antibiotics for the treatment of Helicobacter pylori, or H. pylori, infection. Takeda Pharmaceutical Company Limited, or Takeda, developed vonoprazan and has received marketing approval in numerous countries in Asia and Latin America as well as Russia. Vonoprazan generated peak net sales for Takeda of approximately $850 million and continues to achieve volume growth during its tenth full year on the market since its approval in Japan in 2014. In May 2019, we in-licensed the U.S., European, and Canadian rights to vonoprazan from Takeda.

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

We are independently commercializing VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK in the United States. Our commercial launch for VOQUEZNA continues to build momentum and launch data shows strong physician and patient demand. As of July 25, 2025, over 580,000 prescriptions for VOQUEZNA tablets, VOQUEZNA Triple Pak, and VOQUEZNA Dual Pak have been filled since launch written by more than 29,300 prescribers. We continue to maintain broad commercial coverage for VOQUEZNA with over 120 million, or over 80%, of total U.S. commercial lives with access to VOQUEZNA tablets.

We continue to evaluate potential commercial partnerships for vonoprazan in Europe and Canada as well as potential development of vonoprazan into other indications, dosing regimens and alternative formulations and packaging. We also plan to evaluate the in-license or acquisition of additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner. We plan to initiate our Phase 2 clinical trial of vonoprazan in eosinophilic esophagitis (EoE) trial during the fourth quarter of 2025.

In May 2021, the FDA granted qualified infectious disease product, or QIDP, designations for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK and we thereby received an extension of five years of new chemical entity, or NCE, exclusivity based on the vonoprazan component in the applicable NDAs. In December 2024, we submitted a citizen petition requesting that FDA update the Orange Book listings to reflect the same ten-year period of NCE exclusivity for VOQUEZNA as reflected on the VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK Orange Book listings. On June 16, 2025, we announced that the FDA has updated the Orange Book listing for VOQUEZNA tablets to reflect the full ten-year period of NCE exclusivity now extended through May 3, 2032.

We have been informed by Sandoz that there could be a disruption in the supply of clarithromycin tablets, a component of the VOQUEZNA TRIPLE PAK. The VOQUEZNA TRIPLE PAK represents approximately 1% of our total revenue. We are in discussions with Sandoz and continue to actively monitor the situation. While we have not experienced any commercial disruption to date, any disruption for such supply would result in our inability to continue to commercialize the VOQUEZNA TRIPLE PAK. The VOQUEZNA bottles and the VOQUEZNA DUAL PAKs are not impacted, as they do not include clarithromycin

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing vonoprazan, meeting with regulatory authorities, managing our clinical trials of vonoprazan, preparing for commercialization of our initial products containing vonoprazan, commercially launching our approved products, and providing other selling, general and administrative support for our operations. Our operations to date have been funded primarily through commercial bank debt, our revenue interest financing debt and various equity offerings, including our at-the-market offerings. From inception through June 30, 2025, we sold 34,737,032 shares of our common stock and 2,608,922 pre-funded warrants, generating net proceeds of approximately $543.3 million, after deducting underwriting discounts, commissions and offering costs. As of June 30, 2025, we had cash and cash equivalents of $149.6 million. Based on our current operating plan, we believe that our existing cash and cash equivalents together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $170.1 million and $174.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1.4 billion. We expect to continue to incur operating losses for the foreseeable future. It could be several years, if ever, before our current products or potential future product candidates, if successfully developed and approved, generate significant revenues to offset these operating losses. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

While we have generated revenue to date, until such time as we can generate significant revenue from sales of our approved products containing vonoprazan, we expect to finance our cash needs through equity offerings, potentially the Loan Agreement, our Revenue Interest Financing Agreement, additional debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, and this risk could be exacerbated by the impact of ongoing conflicts throughout the world and global economic conditions. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Restructuring

In May 2025, we implemented a cost reduction and organizational restructuring plan to reduce cash burn and focus resources on commercial execution. In connection with the restructuring, our workforce was reduced by 28 employees, or approximately 6%, including certain leadership changes all designed to right-size the organization. During the six months ended June 30, 2025, total restructuring charges incurred were $8.0 million consisting of one-time termination benefits to affected employees for severance, non-cash stock-based compensation costs, healthcare benefits and outplacement assistance. As of June 30, 2025, approximately $2.6 million of restructuring related accruals remain on the condensed balance sheet.

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

We paid Takeda upfront consideration consisting of a cash fee of $25 million, 1,084,000 shares of our common stock, a warrant to purchase 7,588,000 shares of our common stock at an exercise price of $0.00004613 per share, or the Takeda Warrant, and issued Takeda a right to receive an additional common stock warrant, or the Takeda Warrant Right, if Takeda’s fully-diluted ownership of the Company represented less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately prior to the closing of our IPO. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of our IPO, and no additional warrant was issued. We agreed to make milestone payments to Takeda upon achieving certain tiered aggregate annual net sales of licensed products in the United States, Europe and Canada up to a total maximum milestone amount of $250 million. We also agreed to make tiered royalty payments at percentages averaging in the low double digits on net sales of licensed products, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 15 years following first commercial sale in such country. We currently pay royalties to Takeda on sales of VOQUEZNA tablets, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK in the U.S.

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
•
Consulting, professional and other costs: external costs related to consulting and professional services and other research costs incurred; and
•
Stock-based compensation expenses: stock-based compensation expense recognized for those individuals involved in research and development efforts.

The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Clinical development and regulatory	$2,451	$2,596	$5,995	$6,117
Personnel related	3,885	2,440	6,847	5,509
Chemistry manufacturing and controls	448	272	1,506	1,276
Consulting, professional and other costs	642	737	932	1,324
Stock-based compensation	1,650	1,331	2,980	2,580
Total research and development expenses	$9,076	$7,376	$18,260	$16,806

We plan to invest in our research and development expenses for the foreseeable future as we continue the development of vonoprazan and potentially also develop in the future additional product candidates. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials and nonclinical studies of vonoprazan or any future product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Selling, General and Administrative

Selling, general and administrative expenses consist of salaries and employee-related costs, including stock-based compensation, for personnel in commercial, executive, finance, accounting, legal, human resources and other administrative functions, legal fees relating to intellectual property and corporate matters, and professional fees for accounting and consulting services. We anticipate that our selling, general and administrative expenses will decrease in the future in conjunction with our organizational restructuring implemented in the second quarter of 2025.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Product revenue, net	$39,503	$7,324	$32,179
Cost of revenue	5,038	1,376	3,662
Gross profit	34,465	5,948	28,517
Operating expenses:
Research and development	9,076	7,376	1,700
Selling, general and administrative	85,313	75,872	9,441
Total operating expenses	94,389	83,248	11,141
Loss from operations	(59,924)	(77,300)	17,376
Other income (expense):
Interest income	1,787	3,624	(1,837)
Interest expense	(17,518)	(17,764)	246
Other expense, net	(155)	(6)	(149)
Total other expense	(15,886)	(14,146)	(1,740)
Net loss	$(75,810)	$(91,446)	$15,636

Revenue. Product revenues were $39.5 million and $7.3 million for the three months ended June 30, 2025 and 2024, respectively, related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which were launched in the fourth quarter of 2023.

Cost of Revenue. Cost of revenue were $5.0 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. In periods prior to receiving FDA approval for VOQUEZNA, we recognized inventory and related costs associated with the manufacture of VOQUEZNA as research and development expense and as such, the cost of revenue and related gross profits are not necessarily indicative of future costs of revenue and gross profit. Therefore, the manufacturing costs related to the inventory purchased before FDA approval were already expensed in a prior period and are therefore excluded from the cost of revenue for the three months ended June 30, 2025. These previously expensed costs were not material.

Research and Development Expenses. Research and development expenses were $9.1 million and $7.4 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $1.7 million consists of $2.0 million related to higher personnel-related expenses due to restructuring charges, partially offset by a decrease of $0.3 million of consulting expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $85.3 million and $75.9 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $9.4 million was due to increases of $8.9 million in personnel-related expenses due to restructuring charges and an increase of $0.5 million of commercial related expenses.

Other Income (Expense). Other expense of $15.9 million for the three months ended June 30, 2025 consisted of $17.5 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement, partially offset by $1.8 million of interest income related to cash held in money market funds. Other expense of $14.1 million for the three months ended June 30, 2024 consisted of $17.8 million of interest expense under the Hercules Loan Agreement and Revenue Interest Financing Agreement, partially offset by $3.6 million of interest income related to cash held in money market funds.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Product revenue, net	$68,023	$9,236	$58,787
Cost of revenue	8,762	1,802	6,960
Gross profit	59,261	7,434	51,827
Operating expenses:
Research and development	18,260	16,806	1,454
Selling, general and administrative	179,787	137,882	41,905
Total operating expenses	198,047	154,688	43,359
Loss from operations	(138,786)	(147,254)	8,468
Other income (expense):
Interest income	4,427	7,937	(3,510)
Interest expense	(35,588)	(34,932)	(656)
Other expense, net	(179)	(49)	(130)
Total other expense	(31,340)	(27,044)	(4,296)
Net loss	$(170,126)	$(174,298)	$4,172

Revenue. Product revenues were $68.0 million and $9.2 million for the six months ended June 30, 2025 and 2024, respectively, related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which were launched during the fourth quarter of 2023.

Cost of Revenue. Cost of revenues were $8.8 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively. In periods prior to receiving FDA approval for VOQUEZNA, we recognized inventory and related costs associated with the manufacture of VOQUEZNA as research and development expense and as such, the cost of revenue and related gross profits are not necessarily indicative of future costs of revenue and gross profit. Therefore, the manufacturing costs related to the inventory purchased before FDA approval were already expensed in a prior period and are therefore excluded from the cost of revenue for the six months ended June 30, 2025. These previously expensed costs were not material.

Research and Development Expenses. Research and development expenses were $18.3 million and $16.8 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $1.5 million consists of $1.7 million related to higher personnel-related expenses due to restructuring charges, partially offset by $0.2 million of lower project and consulting costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $179.8 million and $137.9 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $41.9 million was due to increases of $32.5 million of advertising and promotional expenses in support of our ongoing commercial launch of VOQUEZNA, and an increase of $8.9 million in personnel-related expenses due to restructuring charges, and an increase of $0.5 million in legal and professional fees.

Other Income (Expense). Other expense of $31.3 million for the six months ended June 30, 2025 consisted of $35.6 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $4.4 million of interest income related to cash held in money market funds. Other expense of $27.0 million for the six months ended June 30, 2024 consisted of $34.9 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $7.9 million of interest income related to cash held in money market funds. Interest expense increased due to a higher debt balance under the Loan Agreement as well as a higher liability related to our Revenue Interest Financing Agreement versus the prior period, partially offset by interest income on our cash position.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2025, we had cash and cash equivalents of $149.6 million.

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

On September 27, 2022, we entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the date the second tranche of funding of $50 million will remain available to us and was moved to May 15, 2023, rather than December 15, 2022.

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

On December 14, 2023, we entered into a Fourth Amendment to Loan and Security Agreement, or the Fourth Loan Amendment, with the lenders, which, among other things, (i) increased the aggregate principal amount of the term loans from $200 million to $300 million; (ii) provided for the possibility of accessing the $200 million commitment through five additional tranches referred to as tranches 2 through 6, which are available subject to certain milestones and conditions: (a) Tranche 2: $50 million, $40 million of which was funded on December 14, 2023, and the remaining $10 million of which was funded on March 15, 2024, (b) Tranche 3: $25 million, which was funded on June 14, 2024, (c) Tranche 4: $25 million, which was funded on December 14, 2024, (d) Tranche 5: $50 million which was available, subject to the achievement of a specified revenue milestone, through June 30, 2025 and which we did not draw down, and (e) Tranche 6: $50 million available, subject to the achievement of a specified revenue milestone, through December 31, 2025; (iii) extended the interest only period and the maturity date from October 2026 to December 2027, (iv) reduced the cash interest rate from 10.75% (floating annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% to 9.85% (floating rate based on the greater of (a) 9.85% or (b) US WSJ Prime + 1.35%), provided that the cash interest rate shall be capped at 10.35% and upon us achieving the certain milestones, the cash interest shall be decreased by 0.35%, and (v) decreased the payment-in-kind interest rate from 3.35% per annum to 2.15% per annum. In connection with the Fourth Loan Amendment, an amendment fee of $250,000 was paid to the Agent and was recorded as a debt discount and being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

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

In addition, we are obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth

Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first term Loan advance was amended to become payable on October 1, 2026. As of June 30, 2025, the aggregate $11.5 million of final payment fees includes the first Term Loan Advance of $7.5 million, $2.5 million for the second Term Loan Advance, $0.8 million for the third Term Loan Advance, and $0.7 million for the fourth Term Loan Advance and have been recorded within other long-term liabilities.

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

As of June 30, 2025, we were in compliance with all applicable covenants under the Loan Agreement. Based on the current revenue projections, we do not expect to meet the revenue threshold to draw the Sixth Tranche. The current operating plan does not anticipate a need to draw any additional amounts under the Loan Agreement.

As collateral for the obligations, we granted Hercules a senior security interest in all of our right, title, and interest in, to and under substantially all of our property, inclusive of intellectual property.

In connection with the entry into the Loan Agreement, we issued to Hercules a warrant, or the Warrant, to purchase a number of shares of our common stock equal to 2.5% of the aggregate amount of the Term Loan advances funded, and will issue to Hercules additional warrants if any future Term Loan advances are funded. On the Closing Date, we issued a Warrant for 74,782 shares of common stock. The Warrant is exercisable for a period of seven years from the date of issuance at a per-share exercise price equal to $33.43, which was the closing price of our common stock on September 16, 2021. In connection with the entry into the Third Loan Amendment, we amended the form of warrants to be issued upon drawdowns of future tranches such that the exercise price of such warrants shall be equal to the lesser (i) of $11.6783, which was the trailing ten-day VWAP prior to entering into the Third Loan Amendment and (ii) the trailing ten-day VWAP preceding the date on which we drawdown future tranches. In connection with the entry into the Fourth Amendment, we eliminated the warrant agreement for all future tranches. The Warrant issued with the initial tranche was not modified as part of this amendment. The exercise price and terms of the outstanding Warrant remain unchanged.

The initial $1.3 million fair value of the Warrant, the $11.5 million final interest payment fees and $4.6 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan.

Revenue Interest Financing Agreement

On May 3, 2022, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules,

together with NQ and Sagard, or the Initial Investors, pursuant to which we had the right to receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, we received $100 million at the initial closing and received an additional $160 million upon FDA approval of vonoprazan for treatment of Erosive GERD in the fourth quarter of 2023. Additionally, on October 31, 2022, we entered into a Joinder and Waiver Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules in its capacity as administrative agent and collateral agent for itself and the lenders under that certain Loan Agreement, or the Joinder Agreement, in respect of the Revenue Interest Financing Agreement. Under the terms of the Joinder Agreement, we received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, in the fourth quarter of 2023 and provided for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their right of first offer for any Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount. As of June 30, 2025, no additional funding is available under the Revenue Interest Financing Agreement.

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

Upon the occurrence of an event of default taking place between April 1, 2025 and April 1, 2028, or after April 1, 2028, we are obligated to pay 1.30 times Investment Amount, 1.65 times Investment Amount, and 2.0 times investment amount, respectively, less any amounts we previously paid pursuant to the agreement.

At-the-Market-Offerings

In November 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, we filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock through the Sales Agent, or the 2023 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. No shares were sold during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, all of the available $150 million under the 2023 ATM Offering remains available.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months. However, our forecast of the period of time through which our financial resources may be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be inaccurate, and we could deplete our capital resources sooner than we expect based on the amount and timing of product sales and operating expenses, among other factors. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•
our ability to realize the benefits of our organizational changes and restructuring;
•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payers and adequate market share and revenue for any approved products;
•
the costs of sales and marketing activities in support of the commercial launch of our approved products, or any future product candidates we may choose to pursue, if successfully developed and approved;
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

Including our existing cash and cash equivalents, we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the unaudited interim condensed financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. Based on our current operating plan, we believe that our existing cash and cash equivalents together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(147,659)	$(139,741)	$(7,918)
Investing activities	(115)	(86)	(29)
Financing activities	80	34,671	(34,591)
Net decrease in cash	$(147,694)	$(105,156)	$(42,538)

Operating Activities

Net cash used in operating activities was approximately $147.7 million and $139.7 million for the six months ended June 30, 2025 and 2024, respectively. The net cash used in operating activities for the six months ended June 30, 2025 was due to approximately $132.8 million spent on ongoing research and development and selling, general and administrative activities and a $14.9 million net change in operating assets and liabilities. The net change in operating assets and liabilities is related to a $5.5 million decrease in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), a $6.2 million decrease in prepaid assets and other current assets, and a $26.6 million increase in accounts receivable and inventory. The net cash used in operating activities for the six months ended June 30, 2024 was due to approximately $132.1 million spent on ongoing research and development and selling, general and administrative activities and a $7.6 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $4.0 million decrease in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), and a $11.6 million net increase in accounts receivable, inventory, and prepaid assets and other current assets in support of our growth and launch of our commercial products.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 and 2024, was related to payments for acquiring property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 related to proceeds from issuance of common stock from exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2024 was $34.7 million related to net proceeds from the issuance of debt under our Hercules Loan Agreement.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the six months ended June 30, 2025 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2024 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2025, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our second fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K, as updated in our Quarterly Report on Form 10-Q for the three months ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on May 26, 2023	8-K	5/30/23	3.1

3.3	Amended and Restated Bylaws, effective as of December 13, 2023	8-K	12/15/23	3.1

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.3	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.4	Warrant to purchase stock issued to Hercules Capital, dated September 17, 2021	10-Q	11/8/21	10.2

4.5	First Amendment to Warrant to purchase stock issued to Hercules Capital, dated May 9, 2023	10-Q	5/10/23	4.5

4.6	Form of Warrant to purchase stock issuable pursuant to the Loan and Security Agreement, as amended, by and between the Registrant and Hercules Capital, Inc.	10-Q	5/10/23	4.6

4.7	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

4.8	Form of Pre-Funded Warrant to purchase common stock	8-K	8/19/24	4.1

10.1#	Separation Agreement and Release of Claims, dated May 18, 2025, by and between Azmi Nabulsi, M.D., M.P.H. and the Registrant				X

10.2#	Separation Agreement and Release of Claims, dated May 20, 2025, by and between Molly Henderson and the Registrant				X

10.3#	Employment Letter Agreement, dated June 4, 2025, by and between Anne Marie Cook and the Registrant				X

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PHATHOM PHARMACEUTICALS, INC.

Date:	August 7, 2025	By:	/s/ Steven Basta
Steven Basta
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ Robert Breedlove
Robert Breedlove
Vice President of Finance
(Principal Financial and Accounting Officer)