Form 10-Q
period 2025-09-30
Phathom Pharmaceuticals, Inc.
filed 2025-10-30
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 27, 2025, the registrant had 71,138,440 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$135,156	$297,263
Prepaid expenses and other current assets	13,227	20,866
Accounts receivable, net	55,789	38,797
Inventory	3,611	3,208
Total current assets	207,783	360,134
Property and equipment, net	1,156	1,476
Operating lease right-of-use assets	2,694	613
Restricted cash	2,862	2,862
Inventory, non-current	24,101	11,540
Other long-term assets	1,693	1,693
Total assets	$240,289	$378,318
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,075	$10,507
Accrued expenses	65,349	53,232
Accrued interest	1,764	1,711
Operating lease liabilities, current	591	501
Current portion of revenue interest financing liability	24,344	19,777
Total current liabilities	93,123	85,728
Long-term debt, net of discount	207,093	201,409
Revenue interest financing liability	348,984	333,261
Operating lease liabilities	2,123	—
Other long-term liabilities	11,500	11,500
Total liabilities	662,823	631,898
Commitments and contingencies (Note 3)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000 at September 30, 2025 and December 31, 2024; issued and outstanding shares — 71,043,149 and 68,518,238 at September 30, 2025 and December 31, 2024, respectively	6	6
Treasury stock — 19 shares at September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,040,570	1,009,425
Accumulated deficit	(1,463,110)	(1,263,011)
Total stockholders’ deficit	(422,534)	(253,580)
Total liabilities and stockholders’ deficit	$240,289	$378,318

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue, net	$49,504	$16,352	$117,526	$25,588
Cost of revenue	6,190	2,356	14,951	4,158
Gross profit	43,314	13,996	102,575	21,430
Operating expenses:
Research and development	7,027	8,693	25,287	25,499
Selling, general and administrative	51,558	76,099	231,346	213,981
Total operating expenses	58,585	84,792	256,633	239,480
Loss from operations	(15,271)	(70,796)	(154,058)	(218,050)
Other (expense) income:
Interest income	1,413	3,711	5,840	11,648
Interest expense	(16,108)	(18,484)	(51,696)	(53,416)
Other expense, net	(7)	(8)	(185)	(57)
Total other expense	(14,702)	(14,781)	(46,041)	(41,825)
Net loss and comprehensive loss	$(29,973)	$(85,577)	$(200,099)	$(259,875)
Net loss per share, basic and diluted	$(0.41)	$(1.32)	$(2.76)	$(4.29)
Weighted-average shares of common stock outstanding, basic and diluted	73,396,435	64,627,847	72,615,910	60,543,545

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2024	68,518,238	$6	19	$1,009,425	$(1,263,011)	$(253,580)
401(k) matching contribution	290,165	—	—	2,127	—	2,127
Vesting of restricted stock units	508,568	—	—	—	—	—
Stock-based compensation	—	—	—	5,540	—	5,540
ESPP shares issued	321,099	—	—	1,853	—	1,853
Net loss	—	—	—	—	(94,316)	(94,316)
Balance at March 31, 2025	69,638,070	6	19	1,018,945	(1,357,327)	(338,376)
Vesting of restricted stock units	456,677	—	—	—	—	—
Stock-based compensation	—	—	—	8,272	—	8,272
Issuance of common stock from exercises of stock options	9,672	—	—	80	—	80
Net loss	—	—	—	—	(75,810)	(75,810)
Balance at June 30, 2025	70,104,419	6	19	1,027,297	(1,433,137)	(405,834)
401(k) matching contribution	326,212	—	—	3,131	—	3,131
Vesting of restricted stock units and performance stock units, net of employee tax obligation	392,592	—	—	(564)	—	(564)
Stock-based compensation	—	—	—	9,297	—	9,297
Issuance of common stock from exercises of stock options	35,732	—	—	293	—	293
ESPP shares issued	184,194	—	—	1,116	—	1,116
Net loss	—	—	—	—	(29,973)	(29,973)
Balance at September 30, 2025	71,043,149	$6	19	$1,040,570	$(1,463,110)	$(422,534)

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2023	57,970,044	$5	19	$855,921	$(928,685)	$(72,759)
401(k) matching contribution	93,736	—	—	712	—	712
Vesting of restricted stock units	340,542	—	—	—	—	—
Stock-based compensation	—	—	—	5,626	—	5,626
ESPP shares issued	119,779	—	—	770	—	770
Net loss	—	—	—	—	(82,852)	(82,852)
Balance at March 31, 2024	58,524,101	5	19	863,029	(1,011,537)	(148,503)
Vesting of restricted stock units	74,492	—	—	—	—	—
Stock-based compensation	—	—	—	6,099	—	6,099
Issuance of common stock from exercise of stock options	2,432	—	—	21	—	21
Net loss	—	—	—	—	(91,446)	(91,446)
Balance at June 30, 2024	58,601,025	5	19	869,149	(1,102,983)	(233,829)
401(k) matching contribution	289,853	—	—	2,971	—	2,971
Vesting of restricted stock units	454,003	—	—	—	—	—
Stock-based compensation	—	—	—	5,635	—	5,635
ESPP shares issued	255,602	—	—	1,631	—	1,631
Issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	8,695,652	1	—	121,774	—	121,775
Issuance of common stock from exercise of stock options	27,803	—	—	282	—	282
Net loss	—	—	—	—	(85,577)	(85,577)
Balance at September 30, 2024	68,323,938	$6	19	$1,001,442	$(1,188,560)	$(187,112)

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(200,099)	$(259,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	505	602
Stock-based compensation	23,109	17,360
Issuance of PIK interest debt	3,479	2,724
Accrued interest on revenue interest financing liability	20,290	35,656
Amortization of debt discount	2,205	1,563
Inventory reserve	819	716
Other	4,340	4,202
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,638	(1,784)
Accounts receivable, net	(16,992)	(19,415)
Accounts payable and accrued expenses	6,530	14,993
Accrued interest	53	376
Operating right-of-use assets and lease liabilities	132	134
Inventory	(13,783)	(566)
Net cash used in operating activities	(161,774)	(203,314)
Cash flows from investing activities
Cash paid for property and equipment	(142)	(130)
Net cash used in investing activities	(142)	(130)
Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	373	303
Net proceeds from issuance of debt	—	34,650
Net proceeds from underwritten public offering	—	121,775
Payment of employee tax obligations related to vesting of performance stock units	(564)	—
Net cash (used in) provided by financing activities	(191)	156,728
Net decrease in cash and cash equivalents and restricted cash	(162,107)	(46,716)
Cash and cash equivalents and restricted cash – beginning of period	300,125	384,256
Cash and cash equivalents and restricted cash – end of period	$138,018	$337,540

Supplemental disclosure of cash flow information
Interest paid	$15,938	$12,478
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$51	$—
Final interest payment fee	$—	$1,050
Settlement of ESPP liability in common stock	$2,969	$2,401
Settlement of 401(k) liability in common stock	$5,258	$3,683

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

In May 2022, the U.S. Food and Drug Administration, or FDA, approved the the Company's new drug applications, or NDAs for vonoprazan triple therapy, under the brand name VOQUEZNA TRIPLE PAK, and vonoprazan dual therapy, under the brand name VOQUEZNA DUAL PAK. On October 27, 2023, the FDA approved the prior approval supplements to the Company's NDAs, for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. Additionally, on November 1, 2023, the FDA approved the Company's NDA for VOQUEZNA tablets. The Company initiated commercial launch for VOQUEZNA in the U.S. for both the Erosive GERD and H. pylori indications, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for treatment of H. pylori infection in the fourth quarter of 2023. Additionally, on July 17, 2024, the FDA approved VOQUEZNA 10 mg tablets for the relief of heartburn associated with Non-Erosive GERD.

Liquidity and Capital Resources

From inception to September 30, 2025, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial and approved product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, commercially launching its approved products in the U.S., and providing other selling, general and administrative support for these operations. The Company has a limited operating history as a commercial company, has generated limited product revenue to date, and the sales and income potential of its business remains uncertain. The Company has incurred net losses and negative cash flows from operating activities since its inception and despite the Company's plans and expectations, could continue to incur additional net losses in the future. The Company has funded its operations primarily through commercial bank debt, the revenue interest financing debt and various equity offerings, including the Company's at-the-market, or ATM, offerings. From inception through September 30, 2025, the Company sold 34,737,032 shares of common stock and 2,608,922 pre-funded warrants, generating net proceeds of approximately $543.3 million, after deducting underwriting discounts, commissions and offering costs.

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

During the nine months ended September 30, 2025, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s 2024 Form 10-K. The Company’s complete listing of significant accounting policies is set forth in Note 1 of the notes to the audited financial statements in the Company's 2024 Form 10-K. Selected significant accounting policies are discussed in detail below.

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

As of September 30, 2025 and December 31, 2024, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

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

As of September 30, 2025, three customers accounted for 86% of the accounts receivable balance, with each of these individual customers ranging from 27% to 30% of the accounts receivable balance. As of December 31, 2024, three customers accounted for 81% of the accounts receivable balance, with each of these individual customers ranging from 25% to 31% of the accounts receivable balance. For the three and nine months ended September 30, 2025, three customers accounted for 70% of the product sales in each period, with each of these individual customers ranging from 22% to 25% of the product sales in both periods. For the three and nine months ended September 30, 2024, three customers accounted for 70% and 68% of the product sales, respectively, with each of these individual customers ranging from 22% to 24% of the product sales in both periods.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and pre-funded warrants for the period, without consideration for other potentially dilutive securities. For the three and nine months ended September 30, 2025, basic shares outstanding includes the weighted average effect of the Company’s outstanding pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock. For the three and nine months ended September 30, 2025 and 2024, the Company had no weighted-average unvested shares to exclude from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and restricted stock units) would be antidilutive.

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

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s 2024 Form 10-K. There were no new material accounting standards issued in the third quarter of 2025 that impacted the Company.

2. Balance Sheet Details

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued compensation expenses	$14,798	$16,659
Accrued professional & consulting expenses	305	1,203
Accrued research and development expenses	1,355	2,339
Accrued revenue allowances	44,098	29,987
Accrued other	4,793	3,044
Total accrued expenses	$65,349	$53,232

Inventory

Inventory consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Finished goods	$2,603	$1,479
Raw materials	1,008	1,729
Total inventory, current	3,611	3,208
Raw materials, non-current	24,101	11,540
Total inventory	$27,712	$14,748

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

During the three months ended September 30, 2025 and 2024, the Company recorded $5.0 million and $1.6 million, respectively, of royalty expense under the Takeda License, of which $5.0 million is included within accrued expenses as of September 30, 2025. During the nine months ended September 30, 2025 and 2024, the Company recorded $11.8 million and $2.6 million, respectively, of royalty expense under the Takeda License.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz has agreed to supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of €2.9 million, or approximately $3.4 million, in the first 24-month period following the launch of the final product. The Company incurred $1.5 million and $1.7 million under the agreement during the three and nine months ended September 30, 2025, respectively. The Company incurred $0.3 million under the agreement during the three and nine months ended September 30, 2024. As of September 30, 2025, approximately €1.2 million, or approximately $1.4 million, of the minimum purchase obligation remains and for which the Company has recorded within accrued expenses on the condensed balance sheets and within the Company’s condensed consolidated statement of operations and comprehensive loss during the three months ended September 30, 2025.

The Company had previously been informed by Sandoz that there could be a disruption in the supply of clarithromycin tablets, a component of the VOQUEZNA TRIPLE PAK. Given more recent communications, however, the Company does not currently anticipate any near-term supply issues. The Company plans to continue to actively monitor the situation to determine if a supply disruption may still arise in the future. The VOQUEZNA TRIPLE PAK represents approximately 1% of our total revenue. While the Company has not experienced any commercial disruption to date, any disruption for such supply would result in our inability to continue to commercialize the VOQUEZNA TRIPLE PAK. The VOQUEZNA bottles and the VOQUEZNA DUAL PAKs are not impacted, as they do not include clarithromycin.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

4. Lease Commitments

As of September 30, 2025, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with weighted average remaining lease terms of 4.7 years and 5.4 years, respectively. In September 2025, the Company entered into amendments to its lease agreements for the New Jersey office space to extend the terms of the leases through February 2031. All operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the three months ended September 30, 2025 and 2024 was $0.2 million and 0.3 million, respectively. Total rent expense for each of the nine months ended September 30, 2025 and 2024 was $0.8 million. Total short-term lease costs relating to leased vehicles were approximately $1.6 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively. Total short-term lease costs relating to leased vehicles were approximately $5.2 million and $7.1 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Year ending December 31:
2025	$90
2026	686
2027	719
2028	736
2029	753
2030	702
Thereafter	100
Total minimum lease payments	3,786
Less: amount representing interest	(1,072)
Present value of operating lease liabilities	2,714
Less: operating lease liabilities, current	(591)
Operating lease liabilities, non-current	$2,123

Weighted-average remaining lease term (in years)	5.24
Weighted-average incremental borrowing rate	13.83%

Operating cash flows for the nine months ended September 30, 2025 and 2024 included cash payments for operating leases of approximately $0.6 million and $0.7 million, respectively.

5. Debt

Total debt consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Long-term debt, current portion	$—	$—
Long-term debt, non-current portion	215,310	211,831
Unamortized debt discount	(8,217)	(10,422)
Total debt, net of debt discount	$207,093	$201,409

On September 17, 2021, or the Closing Date, the Company entered into a Loan and Security Agreement, or, the Loan Agreement, with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, or, in such capacity, the Agent or Hercules, and the other financial institutions that from time to time become parties to the Loan Agreement as lenders, or, collectively, the Lenders.

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

On September 27, 2022, the Company entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the date the second tranche of funding of $50 million was to remain available to the Company, was moved to May 15, 2023, rather than December 15, 2022.

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

On December 14, 2023, the Company entered into a Fourth Amendment to Loan and Security Agreement, or the Fourth Loan Amendment, with the lenders, which, among other things, (i) increased the aggregate principal amount of the term loans from $200 million to $300 million; (ii) provided for the possibility of accessing the remaining $200 million commitment through five tranches referred to as the second through sixth tranches, which are available subject to certain milestones and conditions: (a) Second Tranche: $50 million, $40 million of which was funded on December 14, 2023, and the remaining $10 million of which was funded on March 15, 2024, (b) Third Tranche: $25 million which was funded on June 14, 2024, (c) Fourth Tranche: $25 million which was funded on December 15, 2024, (d) Fifth Tranche: $50 million which was available, subject to the achievement of a specified revenue milestone, or the Fifth Tranche milestone, through June 30, 2025 and which the Company did not draw down, and (e) Sixth Tranche: $50 million available, subject to the achievement of a specific revenue milestone, or the Sixth Tranche milestone, through December 31, 2025; (iii) extended the interest only period and the maturity date from October 2026 to December 2027, (iv) reduced the cash interest rate from 10.75% (floating annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% to 9.85% (floating rate based on the greater of (a) 9.85% or (b) US WSJ Prime + 1.35%), provided that the cash interest rate shall be capped at 10.35% and upon the Company achieving the Sixth Tranche milestone, the cash interest floating rate shall be decreased by 0.35% to 9.50%, and (v) decreased the payment-in-kind interest rate from 3.35% per annum to 2.15% per annum. In connection with the Fourth Loan Amendment, an amendment fee of $250,000 was paid to the Agent and was recorded as a debt discount and is being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

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

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first Term Loan Advance was amended to become payable on October 1, 2026. As of September 30, 2025, the aggregate $11.5 million of final payment fees includes the first Term Loan Advance of $7.5 million, $2.5 million for the second Term Loan Advance, $0.8 million for the third Term Loan Advance, and $0.7 million for the fourth Term Loan Advance and have been recorded within other long-term liabilities.

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

As of September 30, 2025, the Company was in compliance with all applicable covenants under the Loan Agreement. Based on the Company’s current revenue projections, the Company does not expect to meet the revenue threshold to draw the Sixth Tranche. The Company’s current operating plan does not anticipate a need to draw any additional amounts under the Loan Agreement.

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

Future minimum principal payments under the Term Loan, including the final payment fee, as of September 30, 2025 are as follows (in thousands):

Year ending December 31:
2025	$—
2026	7,500
2027	229,706
Total principal and interest payments	237,206
Less: payment-in-kind and final payment fee	(37,206)
Total term loan borrowings	$200,000

During the three months ended September 30, 2025 and 2024, the Company recognized $7.4 million and $6.3 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. During the nine months ended September 30, 2025 and 2024, the Company recognized $21.6 million and $16.8 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. As of September 30, 2025, the Company had an outstanding loan balance of $215.3 million and accrued interest of $1.8 million.

6. Revenue Interest Financing Liability

On May 3, 2022, the Company entered into a Revenue Interest Financing Agreement with Initial Investors NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules pursuant to which the Company had the right to receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, the Company received $100 million at the initial closing and received an additional $160 million upon FDA approval of VOQUEZNA for treatment of Erosive GERD during the fourth quarter of 2023.

Additionally, on October 31, 2022, the Company entered into a Joinder Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules, together as the investors. Under the terms of the Joinder Agreement, the Company received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, during the fourth quarter of 2023, and provided for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their rights of first offer regarding the Additional Investor Funding and the Additional Investor and joined the Revenue Interest Financing

Agreement to extend commitments for the Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount. As of September 30, 2025, no additional funding is available under the Revenue Interest Financing Agreement.

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

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. As of September 30, 2025, the effective interest rate of the revenue interest financing liability was approximately 9.26%. Changes in future payments from previous estimates are included in the current and future interest expense. The carrying value of the revenue interest financing liability was $373.3 million and $353.0 million as of September 30, 2025 and December 31, 2024, respectively.

Total revenue interest financing liability consists of the following (in thousands):

Liability balance as of January 1, 2024	$306,927
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(2,627)
Plus: interest expense	48,738
Ending liability balance as of December 31, 2024	353,038
Less: current portion	(19,777)
Long-term liability balance as of December 31, 2024	$333,261

Liability balance as of January 1, 2025	$353,038
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(9,768)
Plus: interest expense	30,058
Ending liability balance as of September 30, 2025	373,328
Less: current portion	(24,344)
Long-term liability balance as of September 30, 2025	$348,984

During the three months ended September 30, 2025 and 2024, the Company recognized $8.7 million and $12.2 million, respectively, of interest expense in connection with the revenue interest financing liability. During the nine months ended September 30, 2025 and 2024, the Company recognized $30.1 million and $36.6 million, respectively, of interest expense in connection with the revenue interest financing liability.

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

7. Stockholders’ Equity

Common Stock

Underwritten Public Offerings

In August 2024, the Company sold 8,695,652 shares of common stock at a price of $11.50 per share and pre-funded warrants to purchase 2,608,922 shares of common stock at a price of $11.499 per pre-funded warrant for total gross proceeds of $130.0 million. The net purchase price after deducting the underwriting discounts and commissions and other offering expenses, was $10.77 per share, which generated net proceeds of $121.8 million. Certain affiliates of Frazier Life Sciences IX, L.P., or collectively, Frazier, a significant stockholder and Dr. James Topper, who currently serves on the Company's Board of Directors, share voting and investment power of the securities held by Frazier. Frazier participated in the offering by purchasing pre-funded warrants on the same terms as all other investors at a purchase price of $11.499, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. Each pre-funded warrant became exercisable upon issuance and will not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of ordinary shares beneficially owned by the holders thereof immediately following such exercise would exceed a specified beneficial ownership limitation.

The pre-funded warrants were classified as a component of equity in the Company's balance sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $28.2 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. As of September 30, 2025, none of the pre-funded warrants have been exercised.

ATM Offerings

In November 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, the Company filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which the Company may, from time to time, sell up to an aggregate of $150 million of the Company's common stock through the Sales Agent, or the 2023 ATM Offering. The Company is not obligated to, and cannot provide any assurances that the Company will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or the Company at any time. No shares were sold during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, all of the available $150 million under the 2023 ATM Offering remains available.

Common Stock Reserves

Common stock reserved for future issuance consists of the following:

September 30, 2025
Common stock warrants including pre-funded warrants	2,700,150
Stock options, performance stock units and restricted stock units outstanding	12,240,909
Shares available for issuance under the 2019 Incentive Plan	1,924,014
Shares available for issuance under the ESPP Plan	1,357,508
Shares available for issuance under the Inducement Plan	428,092
Balance at September 30, 2025	18,650,673

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

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

2019 Incentive Award Plan

In October 2019, the Board of Directors adopted, and the Company’s stockholders approved, the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance stock units, or PSUs, and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Prior Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Prior Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) above or equal to 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors.

As of September 30, 2025, 1,924,014 shares remain available for issuance under the 2019 Plan, which reflects 5,406,581 stock options, RSUs and PSUs granted, and 2,325,794 of awards cancelled or forfeited, during the nine months ended September 30, 2025 as well as an annual increase of 3,425,913 shares authorized on January 1, 2025.

2025 Employment Inducement Incentive Award Plan

On March 30, 2025, the Board of Directors adopted the 2025 Employment Inducement Incentive Award Plan, or the Inducement Plan, and reserved 2,500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company) as an inducement to join the Company. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and PSUs, and its terms are substantially similar to the Company’s 2019 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. During the nine months ended September 30, 2025, the Company granted 2,071,908 stock options, RSUs and PSUs under the Inducement Plan. As of September 30, 2025, 428,092 shares remain available for issuance.

Performance-Based Units

In 2025, the Board of Directors approved the grant of PSUs, whereby vesting depends on certain revenue performance milestones each year and over the next three years and stock price hurdle PSUs granted pursuant to the Inducement Plan. The Company estimates the likelihood of achievement of performance milestones for all PSU awards at the end of each reporting period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period.

The following table summarizes PSU activity during the nine months ended September 30, 2025:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2025	—	$—
Granted	1,178,200	5.57
Vested	(90,000)	5.01
Forfeited	(420,425)	5.76
Unvested balance at September 30, 2025	667,775	$5.52

Stock-based compensation expense is recorded based on the market price of the Company's common stock on the grant date and is recognized if and when the achievement of such performance milestones are determined to be probable by the Company. During the three months ended September 30, 2025, a revenue performance milestone was considered probable, and the Company recognized stock-based compensation expense related to the probable vesting of PSUs of approximately $1.5 million. In addition, a stock price hurdle milestone was achieved and the Company recorded $1.0 million of stock-based compensation expense upon vesting of the stock price hurdle PSUs. The fair value of the PSUs that vested upon achievement of this milestone was $0.5 million at the vesting date. As a result, the Company recognized a total of $2.5 million of stock-based compensation expense during the three and nine months ended September 30, 2025. As of September 30, 2025, there was approximately $2.2 million of related unrecognized stock-based compensation expense related to PSUs.

Restricted Stock Units

The following table summarizes RSU activity during the nine months ended September 30, 2025:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2025	2,382,660	$10.32
Granted	1,744,016	5.62
Vested	(1,316,012)	11.35
Forfeited	(689,921)	9.00
Unvested balance at September 30, 2025	2,120,743	$6.25

As of September 30, 2025, the Company had $11.4 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of RSUs vested during the nine months ended September 30, 2025, was approximately $14.9 million.

Employee Stock Purchase Plan

In October 2019, the Board of Directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. As of September 30, 2025, 1,357,508 shares of common stock remain available for issuance under the ESPP, which includes the 505,293 shares sold to employees during the nine months ended September 30, 2025 as well as an annual increase of 685,183 shares authorized on January 1, 2025.

The ESPP is considered a compensatory plan, and for the three and nine months ended September 30, 2025, the Company recorded related stock-based compensation of $0.1 million and $0.9 million, respectively, compared to $0.1 million and $1.3 million, respectively, for the same periods in 2024. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Nine Months Ended September 30,
	2025	2024
Assumptions:
Expected term (in years)	0.49	0.49
Expected volatility	112.83%	105.23%
Risk free interest rate	4.29%	5.19%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards for the nine months ended September 30, 2025 and 2024, was $3.62 and $4.03, respectively. As of September 30, 2025, the total unrecognized compensation expense related to the ESPP was $0.7 million, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

401(k) Plan

During 2020, the Company established a 401(k) savings plan. The Company’s contributions to the plan are discretionary. During the three and nine months ended September 30, 2025, the Company incurred $1.2 million and $4.3 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods, compared to $1.2 million and $4.2 million, respectively, for the same periods in 2024. During the nine months ended September 30, 2025 and 2024, the Board of Directors approved employer matching contributions settled by contributing 616,377 and 383,589, respectively, shares of common stock.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2025	6,157,532	$10.29	7.59	$2,133
Options granted	4,556,273	5.15
Options exercised	(45,966)	8.11
Options cancelled	(1,215,448)	7.41
Balance at September 30, 2025	9,452,391	$8.20	6.69	$41,354
Options exercisable as of September 30, 2025	4,496,492	$10.71	3.90	$11,984
Vested and expected to vest as of September 30, 2025	9,452,391	$8.20	6.69	$41,354

The estimated weighted-average fair value of employee and nonemployee director stock options granted for the nine months ended September 30, 2025 and 2024 was $3.80 and $5.55, respectively. As of September 30, 2025, the Company had $18.8 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock at September 30, 2025. The total intrinsic value of stock options exercised for the nine months ended September 30, 2025 was approximately $0.1 million.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Nine Months Ended September 30,
	2025	2024
Assumptions:
Expected term (in years)	6.07	6.04
Expected volatility	84.59%	74.67%
Risk free interest rate	4.07%	4.14%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense	$2,063	$1,296	$5,043	$3,876
Selling, general and administrative expense	7,234	4,339	18,066	13,484
Total	$9,297	$5,635	$23,109	$17,360

8. Revenue Recognition

To date, our only source of revenue has been from the U.S. sales of VOQUEZNA products, which the Company began selling during the fourth quarter of 2023. The Company records its best estimate of chargebacks, sales discounts and other reserves to which customers are likely expected to be entitled to as contra accounts receivable charges, and within accrued expenses if payable to a third-party or related to product returns on the condensed balance sheets. During the nine months ended September 30, 2025 and 2024, the Company recognized $117.5 million and $25.6 million, respectively, of net product revenues related to sales of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK.

The following table provides a summary of the Company's revenue allowances and related accruals for the nine months ended September 30, 2025, which have been deducting in arriving at product revenues, net (in thousands):

	Customer Credits, Discounts and Allowance	Rebates, Returns and Co-Pay Assistance
	(contra accounts receivable)	(accrued expenses)	Total
Balance as of January 1, 2025	$5,659	$29,987	$35,646
Accruals	44,000	104,384	148,384
Utilizations	(40,306)	(90,273)	(130,579)
Balance as of September 30, 2025	$9,353	$44,098	$53,451

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

The following table presents selected financial information with respect to the Company’s single operating segment for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Product revenue, net	$117,526	$25,588
Less:
Cost of revenue	14,951	4,158
Research and development	20,244	21,623
General and administrative	26,856	21,159
Sales and marketing	186,424	179,338
Stock-based compensation	23,109	17,360
Interest income	(5,840)	(11,648)
Interest expense	51,696	53,416
Other expense, net	185	57
Segment net loss	$(200,099)	$(259,875)

10. Restructuring

In May 2025, the Company implemented a cost reduction and organizational restructuring plan to reduce cash burn and focus resources on commercial execution. In connection with the restructuring, the Company's workforce was reduced by 26 employees, or approximately 6%, including certain leadership changes all designed to right-size the organization. During the nine months ended September 30, 2025, total restructuring charges incurred were $9.2 million consisting of one-time termination benefits to affected employees for severance, non-cash stock-based compensation costs, healthcare benefits and outplacement assistance. The costs are included in research and development and selling, general, and administrative expenses on the Company’s condensed consolidated statement of operations and comprehensive loss.

The following table summarizes activity related to the restructuring accrual during the nine months ended September 30, 2025 (in thousands):

Total
Restructuring expenses incurred	$9,214
Cash paid	(3,242)
Non-cash expenses	(4,597)
Balance as of September 30, 2025	$1,375

11. Subsequent Event

Effective October 6, 2025, the Company announced the appointment of Sanjeev Narula as the new Chief Financial and Business Officer. Mr. Narula will also serve as principal financial officer of the Company and entered into an employment agreement with the Company, setting forth the terms of his employment which is filed as an exhibit to this Quarterly Report on Form 10-Q.

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

We are independently commercializing VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK in the United States. Our commercial launch for VOQUEZNA continues to build momentum and launch data shows strong physician and patient demand. As of October 17, 2025, over 790,000 prescriptions for VOQUEZNA tablets, VOQUEZNA Triple Pak, and VOQUEZNA Dual Pak have been filled since launch written by more than 34,100 prescribers. We continue to maintain broad commercial coverage for VOQUEZNA with over 120 million, or over 80%, of total U.S. commercial lives with access to VOQUEZNA tablets.

We continue to evaluate potential for commercial partnerships for vonoprazan in Europe and Canada as well as potential development of vonoprazan into other indications, dosing regimens and alternative formulations and packaging. We also plan to evaluate the in-license or acquisition of additional clinical or commercial stage product candidates for the treatment of GI diseases in a capital efficient manner. We initiated our Phase 2 clinical trial of vonoprazan in eosinophilic esophagitis (EoE) trial during the fourth quarter of 2025.

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

We had previously been informed by Sandoz that there could be a disruption in the supply of clarithromycin tablets, a component of the VOQUEZNA TRIPLE PAK. Given more recent communications, however, we do not currently anticipate any near-term supply issues. We plan to continue to actively monitor the situation to determine if a supply disruption may still arise in the future. The VOQUEZNA TRIPLE PAK represents approximately 1% of our total revenue. While we have not experienced any commercial disruption to date, any disruption for such supply would result in our inability to continue to commercialize the VOQUEZNA TRIPLE PAK. The VOQUEZNA bottles and the VOQUEZNA DUAL PAKs are not impacted, as they do not include clarithromycin.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing vonoprazan, meeting with regulatory authorities, managing our clinical trials of vonoprazan, preparing for commercialization of our products containing vonoprazan, commercially launching our approved products in the U.S., and providing other selling, general and administrative support for our operations. Our operations to date have been funded primarily through commercial bank debt, our revenue interest financing debt and various equity offerings, including our at-the-market offerings. From inception through September 30, 2025, we sold 34,737,032 shares of our common stock and 2,608,922 pre-funded warrants, generating net proceeds of approximately $543.3 million, after deducting underwriting discounts, commissions and offering costs. As of September 30, 2025, we had cash and cash equivalents of $135.2 million. Based on our current operating plan, we believe that our existing cash and cash equivalents together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months.

Since inception, we have incurred significant operating losses. Our net losses were $200.1 million and $259.9 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1.5 billion. Despite our plans and expectations, we could continue to incur operating losses for the foreseeable future. If we do not achieve our goals, it could be several years, if ever, before our current products or potential future product candidates, if successfully developed and approved, generate significant revenues to offset these operating losses. As a result, we are uncertain if we will achieve profitability on our current expected timeline, if at all, and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

While we have generated revenue to date, until such time as we can generate significant revenue from sales of our approved products containing vonoprazan, we also expect to finance our cash needs through equity offerings, additional debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when and if needed on favorable terms or at all, and this risk could be exacerbated by the impact of ongoing conflicts throughout the world and global economic conditions. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Restructuring

In May 2025, we implemented a cost reduction and organizational restructuring plan to reduce cash burn and focus resources on commercial execution. In connection with the restructuring, our workforce was reduced by 26 employees, or approximately 6%, including certain leadership changes all designed to right-size the organization. During the nine months ended September 30, 2025, total restructuring charges incurred were $9.2 million consisting of one-time termination benefits to affected employees for severance, non-cash stock-based compensation costs, healthcare benefits and outplacement assistance. As of September 30, 2025, approximately $1.4 million of restructuring related accruals remain on the condensed balance sheet.

License Agreement with Takeda

On May 7, 2019, we and Takeda entered into an exclusive license, or the Takeda License, pursuant to which we in-licensed the U.S., European, and Canadian rights to vonoprazan fumarate. During the term of the Takeda License, we and our affiliates are not permitted to commercialize any pharmaceutical product, other than vonoprazan, that treats acid-related disorders, except for certain generic and OTC competing products in specified circumstances. We are responsible at our cost for the development, manufacture and commercialization of vonoprazan products. We are required to use commercially reasonable efforts to develop and commercialize the vonoprazan products in our licensed territory.

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
•
Consulting, professional and other costs: external costs related to consulting and professional services and other research costs incurred; and
•
Stock-based compensation expenses: stock-based compensation expense recognized for those individuals involved in research and development efforts.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Clinical development and regulatory	$1,410	$2,640	$7,405	$8,757
Personnel related	2,127	2,714	8,974	8,223
Chemistry manufacturing and controls	1,397	1,454	2,903	2,730
Consulting, professional and other costs	30	589	962	1,913
Stock-based compensation	2,063	1,296	5,043	3,876
Total research and development expenses	$7,027	$8,693	$25,287	$25,499

We plan to invest in our research and development expenses for the foreseeable future as we continue the development of vonoprazan and potentially in the future also develop additional product candidates. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials and nonclinical studies of vonoprazan or any future product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success, actual results and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Product revenue, net	$49,504	$16,352	$33,152
Cost of revenue	6,190	2,356	3,834
Gross profit	43,314	13,996	29,318
Operating expenses:
Research and development	7,027	8,693	(1,666)
Selling, general and administrative	51,558	76,099	(24,541)
Total operating expenses	58,585	84,792	(26,207)
Loss from operations	(15,271)	(70,796)	55,525
Other income (expense):
Interest income	1,413	3,711	(2,298)
Interest expense	(16,108)	(18,484)	2,376
Other expense, net	(7)	(8)	1
Total other expense	(14,702)	(14,781)	79
Net loss	$(29,973)	$(85,577)	$55,604

Revenue. Product revenues were $49.5 million and $16.4 million for the three months ended September 30, 2025 and 2024, respectively, related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which were launched in the fourth quarter of 2023.

Cost of Revenue. Cost of revenue were $6.2 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively. In periods prior to receiving FDA approval for VOQUEZNA, we recognized inventory and related costs associated with the manufacture of VOQUEZNA as research and development expense and as such, the cost of revenue and related gross profits are not necessarily indicative of future costs of revenue and gross profit. Therefore, the manufacturing costs related to the inventory purchased before FDA approval were already expensed in a prior period and are therefore excluded from the cost of revenue for the three months ended September 30, 2025. These previously expensed costs were not material.

Research and Development Expenses. Research and development expenses were $7.0 million and $8.7 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $1.7 million consists of $1.2 million related to lower clinical and regulatory costs and a reduction of $0.5 million of consulting expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $51.6 million and $76.1 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $24.5 million was primarily related to a $24.8 million reduction in advertising and promotional expenses and lower consulting expenses of $0.4 million offset by an increase of $0.7 million in personnel-related expenses due to restructuring charges.

Other Income (Expense). Other expense of $14.7 million for the three months ended September 30, 2025 consisted of $16.1 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $1.4 million of interest income related to cash held in money market funds. Other expense of $14.8 million for the three months ended September 30, 2024 consisted of $18.5 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $3.7 million of interest income related to cash held in money market funds.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Product revenue, net	$117,526	$25,588	$91,938
Cost of revenue	14,951	4,158	10,793
Gross profit	102,575	21,430	81,145
Operating expenses:
Research and development	25,287	25,499	(212)
Selling, general and administrative	231,346	213,981	17,365
Total operating expenses	256,633	239,480	17,153
Loss from operations	(154,058)	(218,050)	63,992
Other income (expense):
Interest income	5,840	11,648	(5,808)
Interest expense	(51,696)	(53,416)	1,720
Other expense, net	(185)	(57)	(128)
Total other expense	(46,041)	(41,825)	(4,216)
Net loss	$(200,099)	$(259,875)	$59,776

Revenue. Product revenues were $117.5 million and $25.6 million for the nine months ended September 30, 2025 and 2024, respectively, related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which were launched during the fourth quarter of 2023.

Cost of Revenue. Cost of revenues were $15.0 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively. In periods prior to receiving FDA approval for VOQUEZNA, we recognized inventory and related costs associated with the manufacture of VOQUEZNA as research and development expense and as such, the cost of revenue and related gross profits are not necessarily indicative of future costs of revenue and gross profit. Therefore, the manufacturing costs related to the inventory purchased before FDA approval were already expensed in a prior period and are therefore excluded from the cost of revenue for the nine months ended September 30, 2025. These previously expensed costs were not material.

Research and Development Expenses. Research and development expenses were $25.3 million and $25.5 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $0.2 million consists of $1.4 million of lower clinical and regulatory costs, $0.9 million of lower project and consulting costs, partially offset by $2.1 million related to higher personnel-related expenses due to restructuring charges.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $231.3 million and $214.0 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $17.3 million was due to increases of $7.6 million of advertising and promotional expenses in support of our ongoing commercial launch of VOQUEZNA, and an increase of $9.6 million in personnel-related expenses primarily due to $7.3 million of restructuring charges, and an increase of $0.1 million in consulting expenses.

Other Income (Expense). Other expense of $46.0 million for the nine months ended September 30, 2025 consisted of $51.7 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $5.8 million of interest income related to cash held in money market funds. Other expense of $41.8 million for the nine months ended

September 30, 2024 consisted of $53.4 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $11.6 million of interest income related to cash held in money market funds.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and, despite our plans and expectations, we could continue to incur net losses for the foreseeable future. As of September 30, 2025, we had cash and cash equivalents of $135.2 million.

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

On September 27, 2022, we entered into an amendment to the Loan Agreement, or the Second Loan Amendment, pursuant to which the date the second tranche of funding of $50 million remained available to us and was moved to May 15, 2023, rather than December 15, 2022.

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

In addition, we are obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each a Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee for the first term Loan advance was amended to become payable on October 1, 2026. As of September 30, 2025, the aggregate $11.5 million of final payment fees includes the first Term Loan Advance of $7.5 million, $2.5 million for the second Term Loan Advance, $0.8 million for the third Term Loan Advance, and $0.7 million for the fourth Term Loan Advance and have been recorded within other long-term liabilities.

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

As of September 30, 2025, we were in compliance with all applicable covenants under the Loan Agreement. Based on the current revenue projections, we do not expect to meet the revenue threshold to draw the Sixth Tranche. The current operating plan does not anticipate a need to draw any additional amounts under the Loan Agreement.

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

Revenue Interest Financing Agreement

On May 3, 2022, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules, together with NQ and Sagard, or the Initial Investors, pursuant to which we had the right to receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, we received $100 million at the initial closing and received an additional $160 million upon FDA approval of vonoprazan for treatment of Erosive GERD in the fourth quarter of 2023. Additionally, on October 31, 2022, we entered into a Joinder and Waiver Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules in its capacity as administrative agent and collateral agent for itself and the lenders under that certain Loan Agreement, or the Joinder Agreement, in respect of the Revenue Interest Financing Agreement. Under the terms of the Joinder Agreement, we received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, in the fourth quarter of 2023 and provided for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their right of first offer for any Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount. As of September 30, 2025, no additional funding is available under the Revenue Interest Financing Agreement.

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

In November 2023, we filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock through the Sales Agent, or the 2023 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. No shares were sold during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, all of the available $150 million under the 2023 ATM Offering remains available.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months. However, our forecast of the period of time through which our financial resources may be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be inaccurate, and we could deplete our capital resources sooner than we expect based on the amount and timing of product sales and operating expenses, among other factors. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in ongoing and future trials is uncertain.

Our future capital requirements will depend on many factors, including:

•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payers and adequate market share and revenue for our current approved products;
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
•
the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights, and the success of our enforcement efforts;
•
the timing and impact of introduction of competitive products;
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

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to also finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when and if needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Including our existing cash and cash equivalents, we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the unaudited interim condensed financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of future revenues or working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years. Based on our current operating plan, we believe that our existing cash and cash equivalents together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(161,774)	$(203,314)	$41,540
Investing activities	(142)	(130)	(12)
Financing activities	(191)	156,728	(156,919)
Net decrease in cash	$(162,107)	$(46,716)	$(115,391)

Operating Activities

Net cash used in operating activities was approximately $161.8 million and $203.3 million for the nine months ended September 30, 2025 and 2024, respectively. The net cash used in operating activities for the nine months ended September 30, 2025 was due to approximately $145.3 million spent on ongoing research and development and selling, general and administrative activities and a $16.5 million net change in operating assets and liabilities. The net change in operating assets and liabilities is related to a $6.7 million increase in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), a $7.6 million decrease in prepaid assets and other current assets, and a $30.8 million increase in accounts receivable and inventory. The net cash used in operating activities for the nine months ended September 30, 2024 was due to approximately $197.0 million spent on ongoing research and development and selling, general and administrative activities and a $6.3 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $15.5 million increase in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), and a $21.8 million increase in accounts receivable, inventory, and prepaid assets and other current assets in support of our growth and launch of our first commercial products.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024, was related to payments for acquiring property and equipment.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 related to payments of employee tax obligations related to vesting of PSUs offset by proceeds from the issuance of common stock from exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2024 was $156.7 million primarily related to $34.7 million of net proceeds from the issuance of debt under our Loan Agreement and $121.8 million of net proceeds from issuance of common stock and pre-funded warrants in connection with the underwritten public offering completed in August 2024.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the nine months ended September 30, 2025 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2024 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2025, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our third fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 9, 2025, Anne Marie Cook, our Chief Legal Officer, and on September 10, 2025, Steve Basta, our Chief Executive Officer, each entered into a sell-to-cover arrangement intended to comply with the requirements of Rule 10b5-1(c) authorizing the pre-arranged sale of common shares to satisfy tax withholding obligations of the Company arising from the vesting of restricted stock units (RSUs) and performance stock units (PSUs), and the related issuance of shares of common stock, issued pursuant to our equity incentive plans. The amount of common shares to be sold to satisfy the Company’s tax withholding obligations under each arrangement is dependent on future events which cannot be known at this time, including the future trading price of our common stock. The expiration date relating to each arrangement is dependent on future events which cannot be known at this time, including the final vesting date of the applicable RSUs and PSUs and the officer’s termination of service. Our compensation committee subsequently approved net settlement of equity awards for Section 16 officers whereby we will withhold shares to cover tax withholdings thereby obviating the need for the sell-to-cover arrangements. As a result, the sell to cover arrangements with Ms. Cook and Mr. Basta as well as a sell to cover arrangement entered into In September 2022 by Robert Breedlove, our VP Finance and principal accounting officer, were subsequently terminated on September 30, 2025, September 24, 2025 and October 9, 2025, respectively.

During the three months ended September 30, 2025, no other of our officers or directors adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on May 26, 2023	8-K	5/30/23	3.1

3.3	Amended and Restated Bylaws, effective as of December 13, 2023	8-K	12/15/23	3.1

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.3	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.4	Warrant to purchase stock issued to Hercules Capital, dated September 17, 2021	10-Q	11/8/21	10.2

4.5	First Amendment to Warrant to purchase stock issued to Hercules Capital, dated May 9, 2023	10-Q	5/10/23	4.5

4.6	Form of Warrant to purchase stock issuable pursuant to the Loan and Security Agreement, as amended, by and between the Registrant and Hercules Capital, Inc.	10-Q	5/10/23	4.6

4.7	Note Purchase Agreement, dated May 7, 2019, by and among the Registrant and the other parties party thereto, as amended	S-1/A	10/15/19	4.5

4.8	Form of Pre-Funded Warrant to purchase common stock	8-K	8/19/24	4.1

10.1#	Employment Letter Agreement, dated September 29, 2025, by and between Sanjeev Narula and the Registrant				X

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PHATHOM PHARMACEUTICALS, INC.

Date:	October 30, 2025	By:	/s/ Steven Basta
Steven Basta
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 30, 2025	By:	/s/ Sanjeev Narula
Sanjeev Narula
Chief Financial and Business Officer
(Principal Financial Officer)