Form 10-K
period 2025-12-31
Phathom Pharmaceuticals, Inc.
filed 2026-02-26
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $555.5 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $9.59 per share.

As of February 23, 2026, the registrant had 78,798,712 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PHATHOM PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2025

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

Item 1. Business

Overview

We are a commercial-stage biopharmaceutical company focused on commercializing and developing novel treatments for gastrointestinal, or GI, diseases. Our approved products, VOQUEZNA®, VOQUEZNA® DUAL PAK® and VOQUEZNA® TRIPLE PAK®, contain vonoprazan, an oral small molecule potassium-competitive acid blocker, or PCAB. PCABs are a novel class of molecules that block acid secretion in the stomach. VOQUEZNA is the only PCAB currently approved for marketing and sale in the United States.

We began U.S. commercialization of VOQUEZNA for the treatment of erosive gastroesophageal reflux disease, or Erosive GERD, and Helicobacter pylori, or H. pylori, infection, and VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK for the treatment of H. pylori infection, in November 2023. The U.S. Food and Drug Administration, or FDA, approved VOQUEZNA for the relief of heartburn associated with Non-Erosive GERD, the largest category of GERD, in July 2024.

Vonoprazan was originally developed by Takeda Pharmaceutical Company Limited, or Takeda, and is marketed in multiple countries outside the United States. We licensed U.S., European and Canadian rights to vonoprazan from Takeda in 2019. We are independently commercializing VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK in the United States.

During the year ended December 31, 2025, we generated increased revenues from sales of our VOQUEZNA products compared to the prior year, reflecting continued execution of our U.S. commercial strategy. The majority of our 2025 revenue was derived from sales of VOQUEZNA. During this period, we also experienced growth in prescription volume and prescriber adoption, with most prescriptions written for GERD indications. As of February 13, 2026, over 1.1 million prescriptions for VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK have been filled since launch. We continue to have broad commercial coverage for VOQUEZNA, with access for over 120 million, or over 80%, of U.S. commercial lives. Our commercial efforts are supported by a targeted sales force and continued focus on prescriber engagement and payer access.

In May 2021, the FDA granted qualified infectious disease product, or QIDP, designation to VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK, resulting in an extension of the five-year new chemical entity, or NCE, exclusivity by an additional five years. In December 2024, we submitted a citizen petition requesting that the FDA update the Orange Book listing for VOQUEZNA to reflect the same ten-year period of NCE exclusivity applicable to VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK. In June 2025, the FDA granted the petition and updated the Orange Book listing for VOQUEZNA to reflect the ten-year period of NCE exclusivity for vonoprazan. As a result, all three VOQUEZNA products now have NCE exclusivity extending through May 3, 2032.

In the fourth quarter of 2025, we initiated a Phase 2 clinical trial evaluating vonoprazan in the treatment of adults with eosinophilic esophagitis, or EoE. While our current focus is on continued U.S. commercialization of VOQUEZNA products for GERD and H. pylori, we are also evaluating other potential life-cycle management opportunities for vonoprazan. We may also explore the potential for vonoprazan in Europe and Canada, as well as opportunities to in-license or acquire additional clinical or commercial-stage product candidates for GI diseases.

Our Products and Commercialization

All of our revenue is derived from the sale of three products in the United States: VOQUEZNA (vonoprazan) tablets which are approved for the healing and maintenance of healing of all grades of Erosive GERD and relief of heartburn associated with Erosive GERD in adults, and for the relief of heartburn associated with Non-Erosive GERD in adults, as well as, in combination with amoxicillin with or without clarithromycin, for the treatment of H. pylori infection, and VOQUEZNA DUAL PAK, comprised of vonoprazan co-packaged with amoxicillin, and VOQUEZNA TRIPLE PAK, comprised of vonoprazan co-packaged with amoxicillin and clarithromycin, which are both approved for the treatment of H. pylori infection. We began U.S. commercialization of VOQUEZNA for the treatment of Erosive GERD and H. pylori infection, and of VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK for the treatment of H. pylori infection, in the fourth quarter of 2023. In July 2024, the FDA also approved VOQUEZNA for the relief of heartburn associated with Non-Erosive GERD.

The sections below describe the diseases our approved products target, the clinical data supporting their use, and our commercialization efforts.

Our Strategy

Our strategy is focused on building a sustainable, commercial-stage GI company centered on the commercialization of VOQUEZNA and, in the future, the disciplined expansion of our product portfolio.

Our key strategic priorities include:

•
Maximizing the U.S. commercial opportunity for VOQUEZNA in its approved indications in the treatment of GERD through a targeted sales force initially focused on gastroenterologists and other high-prescribing healthcare providers, and in the future, potentially expanding marketing and sales efforts to target more broadly those primary care physicians who treat GERD;
•
Selectively pursuing life-cycle management opportunities for vonoprazan, including potential additional indications and formulations;
•
Exploring the potential for vonoprazan in Europe, Canada, U.S. over-the counter, or OTC, use, and other potential market expansions, including evaluating the feasibility and practicality of potential collaboration or licensing arrangements;
•
Maintaining a disciplined and selective approach to business development, including evaluating opportunities to in-license or acquire additional clinical- or commercial-stage product candidates for GI diseases; and
•
Operating with financial discipline, prioritizing efficient capital allocation and effective management of manufacturing and supply arrangements.

We continually assess our strategic priorities in light of evolving market conditions, regulatory developments, clinical feasibility, commercial potential, competitive dynamics and our available resources. Our ability to execute on this strategy is subject to significant risks and uncertainties, including those described elsewhere in this Annual Report on Form 10-K.

Disease Background

Gastroesophageal Reflux Disease (GERD)

Gastroesophageal reflux disease, or GERD, is a chronic digestive disorder characterized by the reflux of gastric contents into the esophagus, which can result in symptoms such as heartburn, regurgitation and chest discomfort, as well as potential esophageal injury. GERD is one of the most common GI conditions in the U.S, affecting an estimated 65 million adults in the U.S. Exposure of the esophagus to gastric acid is a primary contributor to GERD symptoms and, in patients with erosive disease, damage to the esophageal lining. Accordingly, pharmacologic therapies designed to suppress gastric acid secretion are a cornerstone of treatment for both Erosive and Non-Erosive GERD and are commonly used for long-term symptom management.

GERD is generally classified into two categories: Erosive GERD, also referred to as erosive esophagitis, and Non-Erosive GERD. Erosive GERD is characterized by visible injury to the esophageal lining and is believed to affect an estimated 20 million adults in the U.S. If left untreated, Erosive GERD may progress to complications such as peptic stricture, Barrett’s esophagus or, in some cases, esophageal cancer. Non-Erosive GERD, which is believed to affect an estimated 45 million adults in the U.S, is characterized by persistent symptoms and abnormal gastric acid exposure in the absence of visible esophageal injury. Non-Erosive GERD represents the largest segment of diagnosed GERD patients and accounts for a substantial proportion of individuals seeking medical treatment for chronic heartburn.

GERD is typically a chronic condition. Patients with GERD often initially manage symptoms with over-the-counter antacids or acid-reducing agents for intermittent or mild symptoms. Patients with more frequent, persistent or severe symptoms, or with evidence of esophageal injury, are typically treated with prescription acid-suppressive therapies to try to manage symptoms and reduce the risk of disease progression. We estimate that approximately 22 million adults are prescribed treatments for GERD in the U.S. each year, of which 7 million are treated for Erosive GERD and 15 million are treated for Non-Erosive GERD. Proton pump inhibitors, or PPIs, have historically been the standard of care for GERD among prescribed treatments and are widely prescribed for both erosive and non-erosive disease. We estimate there are approximately 110 million PPI prescriptions written and filled annually across all indications. The PPI class includes drugs such as Prilosec (omeprazole), Nexium (esomeprazole), and Prevacid (lansoprazole). Prior to the introduction of generic and OTC alternatives, annual PPI class sales reached approximately $12.5 billion in the United States, with peak sales for individual brands of approximately $3.7 billion for Prilosec, $3.5 billion for Nexium, and $3.4 billion for Prevacid. PPIs reduce gastric acid secretion by irreversibly inhibiting active proton pumps in gastric parietal cells and are typically dosed prior to meals, as their activity depends on acid-mediated activation and the presence of meal-stimulated proton pumps. An estimated 40% of patients with GERD experience inadequate symptom relief from PPI therapy, including persistent symptoms, delayed symptom relief or incomplete healing. In addition, variability in patient response and strict dosing requirements may limit the effectiveness of PPIs for certain patients. Patients with GERD who continue to experience heartburn symptoms are often referred to gastroenterologists for evaluation and then return to their primary care physicians for ongoing management.

We believe GERD represents an attractive commercial opportunity due to its high prevalence, chronic nature and the ongoing need for effective treatment options for patients with suboptimal outcomes on existing PPI therapies.

H Pylori

H. pylori is a bacterial infection of the stomach that is a leading cause of peptic ulcer disease and is associated with an increased risk of gastric cancer. Infection is typically acquired in childhood and can persist for decades if left untreated. Many infected individuals are asymptomatic; however, chronic infection can result in clinically significant gastrointestinal disease. The primary goal of treatment for H. pylori infection is eradication of the bacterium. Eradication typically requires combination therapy consisting of acid suppression and multiple antibiotics administered over a defined treatment course. Acid suppression plays an important role in the treatment of H. pylori by enhancing antibiotic stability and activity within the gastric environment. PPIs, in combination with antibiotics, have historically been the standard of care for the treatment of H. pylori infection.

Treatment of H. pylori infection can be complicated by a number of factors, including increasing rates of antibiotic resistance, regimen complexity, and challenges with patient adherence. As a result, eradication rates can vary, and some patients may require retreatment. These factors contribute to the continued need for effective and well-tolerated treatment regimens for H. pylori infection.

Clinical Overview of Vonoprazan

Mechanism of Action

Vonoprazan is an oral, small-molecule PCAB that suppresses gastric acid secretion by inhibiting the gastric H+/K+ -ATPase enzyme system at the secretory surface of the gastric parietal cell. This enzyme, commonly referred to as the gastric proton pump, is responsible for the final step of stomach acid production. By blocking the final step of acid production in a potassium-competitive manner, vonoprazan suppresses both basal and stimulated gastric acid secretion.

Unlike PPIs, which require activation in an acidic environment, vonoprazan does not require acid-mediated activation. Vonoprazan binds to the proton pump in a noncovalent and reversible manner and may selectively concentrate in parietal cells in both resting and stimulated states. In practical terms, vonoprazan blocks the final step of stomach acid production directly, which allows it to reduce acid secretion without requiring activation in an acidic environment. In a pharmacokinetic/ pharmacodynamic study conducted in healthy volunteers, vonoprazan demonstrated rapid onset (increased PH in two-three hours), potent suppression (Day 1 mean pH of 4.6), and durable 24-hour acid control of gastric acid secretion compared to a PPI, as measured by intragastric pH.

Clinical Data Supporting VOQUEZNA for GERD

Erosive GERD. FDA approval of VOQUEZNA for the healing and maintenance of healing of all grades of erosive esophagitis and for the relief of heartburn associated with Erosive GERD was based on results from PHALCON-EE, a randomized, controlled Phase 3 clinical trial conducted in the United States and Europe. PHALCON-EE evaluated vonoprazan compared to lansoprazole for both the healing and maintenance of healing of erosive esophagitis in adult patients with Erosive GERD. In PHALCON-EE, vonoprazan met the primary healing endpoint of the trial by demonstrating non-inferiority to lansoprazole in the number of patients who showed complete healing of erosive esophagitis after eight weeks of treatment. In addition, in a pre-specified secondary endpoint, vonoprazan demonstrated superior healing rates after two weeks of treatment in patients with moderate-to-severe Erosive GERD compared to lansoprazole, based on a pre-specified secondary analysis. Following the healing phase, healed patients entered a maintenance phase in which vonoprazan 10 mg and 20 mg were compared to lansoprazole in the maintenance of healing. In the maintenance phase of the trial, both doses of vonoprazan (10 mg and 20 mg) met the primary endpoint of non-inferiority compared to lansoprazole in the number of all patients who maintained healing of Erosive GERD through week 24. Further, both vonoprazan doses also met a pre-specified secondary endpoint demonstrating superiority of maintenance of healing versus lansoprazole. Both vonoprazan doses also met the pre-specified secondary endpoint of demonstrating superiority of the percentage of patients with moderate-to-severe disease who maintained healing of Erosive GERD through week 24. In PHALCON-EE, vonoprazan 20 mg met the secondary endpoint of showing non-inferiority to lansoprazole 30 mg in the mean percentage of 24-hour heartburn free days over the healing period, and both vonoprazan doses met the secondary endpoint of showing non-inferiority to lansoprazole 15 mg in the mean percentage of 24-hour heartburn free days over the maintenance period. Finally, vonoprazan 20 mg was also compared to lansoprazole 30 mg in a superiority test for onset of sustained resolution of heartburn by day three of the healing phase but did not achieve statistical significance. Based on the totality of clinical data, in November 2023, the FDA approved VOQUEZNA for healing and maintenance of healing of erosive esophagitis and for the relief of heartburn associated with Erosive GERD in adults.

Non-Erosive GERD. FDA approval of VOQUEZNA 10 mg tablets for the relief of heartburn associated with Non-Erosive GERD was based on results from PHALCON-NERD-301, a randomized, double-blind, placebo-controlled Phase 3 clinical trial conducted in adult patients with symptomatic GERD without visible esophageal erosions on endoscopy. The trial enrolled adult patients who experienced frequent heartburn symptoms and evaluated the efficacy of vonoprazan compared to placebo over the treatment period. In the study, both doses of vonoprazan (10 mg and 20 mg) met the primary endpoint evaluating the mean percentage of 24-hour heartburn-free days through week four by demonstrating statistical significance versus placebo. The primary endpoint assessed relief of heartburn symptoms using patient-reported outcome measures. Secondary endpoints evaluated additional measures of symptom control and consistency of response over time. Patients who completed the double-blind treatment period were eligible to enter an extension period, during which continued treatment with vonoprazan was evaluated to assess the durability of symptom relief and longer-term safety. Based on the totality of clinical data, in July 2024 the FDA approved VOQUEZNA 10 mg tablets for the relief of heartburn associated with non-Erosive GERD in adults. Non-Erosive GERD represents the largest segment of patients with diagnosed GERD and includes individuals who experience persistent symptoms in the absence of visible esophageal injury. The approval of VOQUEZNA for the relief of heartburn in Non-Erosive GERD expanded the approved indications for VOQUEZNA to address a broader population of patients with chronic GERD-related symptoms.

Clinical Data Supporting VOQUEZNA products for Helicobacter pylori Infection

FDA approval of VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK for the treatment of H. pylori infection in adults was based on results from PHALCON-HP, our Phase 3 clinical trial in the United States and Europe studying two vonoprazan-based treatment regimens for the eradication of H. pylori infection. PHALCON-HP evaluated vonoprazan triple therapy and vonoprazan dual therapy compared to lansoprazole in combination with amoxicillin and clarithromycin, or lansoprazole triple therapy. The objective of the PHALCON-HP trial was to compare eradication rates in all treated subjects as well as in two pre-identified subgroups of patients: those patients with clarithromycin resistant strains of H. pylori, and those patients who did not have clarithromycin or amoxicillin resistant strains of H. pylori. For regulatory purposes, the primary endpoint of this study was a non-inferiority comparison in the non-resistant subgroup for each of vonoprazan triple therapy and vonoprazan dual therapy compared to lansoprazole triple therapy. In PHALCON-HP, both vonoprazan-based regimens successfully met their primary endpoints. Vonoprazan triple therapy and vonoprazan dual therapy also met all secondary endpoints in the study, demonstrating superior eradication rates versus lansoprazole triple therapy in all patients and in the subgroup of patients with clarithromycin resistant strains of H. pylori. Based on the totality of clinical data, in May 2022, the FDA approved VOQUEZNA DUAL PAK, which combines vonoprazan with amoxicillin, and VOQUEZNA TRIPLE PAK, which combines vonoprazan with amoxicillin and clarithromycin, for the treatment of H. pylori infection in adults. The co-packaged formulations are designed to simplify prescribing and administration of combination therapy.

Safety Experience

The most common side effects of VOQUEZNA for treatment of Non-Erosive Esophagitis or relief of heartburn related to gastroesophageal reflux disease include: stomach inflammation, diarrhea, stomach bloating, stomach pain, nausea, indigestion, constipation, high blood pressure, and urinary tract infection. The most common side effects associated with VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK include: diarrhea, temporary changes in sense of taste, vaginal yeast infection, stomach pain, headache, high blood pressure and cold-like symptoms. Across our clinical development programs, vonoprazan was generally well tolerated. In the PHALCON-EE Phase 3 trial in Erosive GERD, the most commonly reported adverse events were gastrointestinal in nature and occurred at generally similar frequencies across vonoprazan and lansoprazole treatment groups. Rates of discontinuation due to adverse events were low during both the healing and maintenance phases. The frequency of serious adverse events was similar between treatment groups during the healing phase and remained low during the maintenance phase. The PHALCON-EE trial was conducted during the COVID-19 global pandemic. Coronavirus infection was reported in a subset of patients across treatment groups, including during the maintenance phase. Two deaths due to coronavirus infection occurred in patients treated with vonoprazan 20 mg during the PHALCON-EE study; none of the coronavirus infection events were considered related to study drug by the investigators. In Phase 3 clinical trials evaluating vonoprazan for Non-Erosive GERD, including placebo-controlled and extension phases, vonoprazan was generally well tolerated, with overall adverse event rates comparable to placebo during the double-blind treatment periods. Adverse events observed during extension periods were consistent with those reported in prior vonoprazan studies. Serious adverse events were infrequent across studies, and the overall safety experience was consistent with the established clinical profile of vonoprazan. In the PHALCON-HP Phase 3 trial evaluating vonoprazan-based dual and triple therapy regimens for H. pylori infection, the overall incidence and types of adverse events observed with vonoprazan-based regimens were generally comparable to those observed with lansoprazole-based triple therapy. Discontinuation rates due to adverse events in the study were low across treatment arms.

Exclusivity

In May 2021, the FDA granted QIDP designation to VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK, resulting in an extension of the five-year NCE exclusivity by an additional five years. In December 2024, we submitted a citizen petition requesting that the FDA update the Orange Book listing for VOQUEZNA to reflect the same ten-year period of NCE exclusivity applicable to VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK. In June 2025, the FDA granted the petition and updated the Orange Book listing for VOQUEZNA to reflect the ten-year period of NCE exclusivity for vonaprazan. As a result, all three VOQUEZNA products now have NCE exclusivity extending through May 3, 2032.

Sales and Marketing

During the year ended December 31, 2025, we generated increased revenues from sales of our VOQUEZNA products compared to the prior year, reflecting continued execution of our U.S. commercial strategy following launch. The majority of our 2025 revenue was derived from sales of VOQUEZNA. During this period, we also experienced growth in prescription volume and prescriber adoption, with most prescriptions written for GERD indications. As of February 13, 2026, over 1.1 million prescriptions for VOQUEZNA tablets, VOQUEZNA DUAL PAK, and VOQUEZNA TRIPLE PAK have been filled since launch. We continue to have broad commercial payer coverage for VOQUEZNA, with access for over 120 million covered lives, representing over 80% of U.S. commercial lives. Our commercial efforts are supported by a targeted sales force and continued focus on prescriber engagement and payer access.

U.S. Commercial Organization and Sales Strategy

We have established marketing, sales, and distribution capabilities to support the commercialization of our approved products in the United States. We are independently commercializing VOQUEZNA tablets, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK, through a targeted national sales force primarily focused on gastroenterologists and other high-prescribing healthcare providers, including select primary care physicians. We currently employ a sales force that we expect, at full strength, to consist of approximately 300 sales representatives, although the size of our sales force may vary from time. We also work with third-party pharmacy support service providers to facilitate patient access to our VOQUEZNA products. Through these arrangements, eligible patients may access programs that help identify lower out-of-pocket costs, support prior authorization submissions, and offer home delivery from licensed pharmacies. Our commercial and development activities are supported by an experienced management team with expertise in gastroenterology, product commercialization, and pharmaceutical operations.

Our commercial strategy is focused on driving awareness and adoption among healthcare providers who routinely treat patients with GERD and H. pylori infection. We prioritize engagement with high-volume prescribers of acid-suppressive therapies and focus our promotional efforts on communicating the clinical profile and approved indications of our products.

Market Access and Distribution

We actively engage with payers to maintain and expand formulary access for VOQUEZNA products. As of December 31, 2025, we had achieved broad commercial coverage for VOQUEZNA across national and regional health plans. Utilization management for access to VOQUEZNA in the treatment of GERD typically requires a generic PPI step edit via a prior authorization. We continue to evaluate opportunities to improve patient access through formulary positioning and patient support programs.

In the United States, we sell our products primarily to pharmaceutical wholesale distributors and select pharmacies, which in turn distribute our products to their customers. These may include retail pharmacies, institutions, clinics and patients. This distribution model allows us to efficiently reach healthcare providers and patients nationwide. We also work with third-party pharmacy support service providers to facilitate patient access to our VOQUEZNA products. Through these arrangements, eligible patients may access programs that help identify lower out-of-pocket costs, support prior authorization submissions, and offer home delivery from licensed pharmacies. These relationships are intended to improve patient access and adherence to therapy for prescribers and patients.

Marketing and Promotional Activities

Our marketing strategy includes a combination of healthcare provider–focused and patient-facing initiatives. We utilize a range of promotional channels, including in-person sales interactions, digital engagement, and educational programs directed at healthcare providers.

We also engage in select direct-to-consumer marketing activities, including digital and streaming media platforms and other consumer-facing channels, designed to increase disease awareness and encourage appropriate patient-provider discussions.

Geographic Scope

We currently commercialize our products exclusively in the United States and do not have approved products marketed outside the United States. We continue to evaluate opportunities for vonoprazan in Europe and Canada.

Additional Vonoprazan Development Opportunities

Eosinophilic Esophagitis (EoE)

While our current focus is on the continued U.S. commercialization of VOQUEZNA products for GERD and H. pylori infection, we are also pursuing or evaluating potential lifecycle expansion opportunities for vonoprazan. In the fourth quarter of 2025, we initiated a Phase 2 clinical trial evaluating vonoprazan in the treatment of adults with EoE. The PHALCON-EOE-201 study is a randomized, double-blind, placebo-controlled Phase 2 trial in adults with EoE, designed to evaluate the efficacy and safety of vonoprazan 20 mg once daily. Approximately 80 subjects will be randomized 1:1 to vonoprazan or placebo for a 12-week treatment period, with the primary endpoint assessed at Week 12 and followed by a safety follow-up and an optional open-label extension. We anticipate topline data from this trial in 2027. EoE is an autoimmune disease with significant unmet need and can result in trouble swallowing, chest pain, vomiting and impaction of food in the esophagus, a medical emergency. There are only two FDA-approved treatments for EoE. Although not approved for this indication, PPIs are often prescribed as a first-line therapy for the treatment of EoE. In an investigator-sponsored clinical trial in Japan, vonoprazan demonstrated similar efficacy results when compared to PPIs in the treatment of patients with EoE. Given the data from this trial and the limited choices of therapies for EoE, we believe EoE is an important indication for clinical evaluation.

Other Potential Opportunities

We may explore potential research opportunities for vonoprazan in other indications or specific patient populations related to acid secretion such as Barrett’s esophagus where PPIs are the current standard of care as well as other potential formulations and packaging of vonoprazan such as an orally disintegrating tablet, or ODT, formulation. We believe that vonoprazan has a profile that would support its development in the future as an OTC product, including the potential for as-needed symptom relief and a well-tolerated safety profile. We plan to explore the economics and potential development pathway for an OTC product in this market to determine possible future strategies. We also continue to evaluate opportunities to in-license or acquire additional clinical- or commercial-stage product candidates for gastrointestinal diseases.

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

Some of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. These same competitors may invent technologies or products that compete with vonoprazan. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject recruitment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Outside the United States, our competitors may obtain regulatory approval for, or initiate commercial launch of, their products more rapidly than we may obtain approval for or launch products containing vonoprazan, if we seek approval in those territories, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, are priced at a premium over competitive generic products in the U.S., and our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products.

For the treatment of Erosive GERD and Non-Erosive GERD, VOQUEZNA primarily competes with generic PPIs marketed by multiple pharmaceutical companies in both the prescription and OTC markets. Generic PPIs are widely available, inexpensive and well established in clinical practice. In addition, we are aware of other PPIs in development in the United States and in our licensed territories outside the United States that, if successfully developed and approved, may compete with vonoprazan.

We are also aware of several PCABs in development in the United States and in our licensed territories outside the United States, that, if approved or introduced, may compete with vonoprazan. For example, Sebela Pharmaceuticals, Inc. has publicly announced the submission of an NDA in the United States seeking approval of tegoprazan for the treatment of Erosive GERD and Non-Erosive GERD based on Phase 3 clinical trials. Outside the United States, tegoprazan is marketed in several countries, including South Korea, where it was originally developed. Daewoong Pharmaceutical Co., Ltd also markets a PCAB, fexuprazan, in certain countries outside the United States, and has indicated that it is seeking a partner to advance development of the compound in the United States. In addition, in 2025, Cinclus Pharma Holding AB initiated a Phase 3 clinical trial in Europe of another PCAB, linaprazan glurate, in patients with severe Erosive GERD and has publicly indicated its intention to initiate a second Phase 3 clinical trial in the United States to support a potential future NDA submission. Additional PCABs have been approved or are in development outside the United States and could compete with vonoprazan if introduced in our licensed territories.

For the treatment of H. pylori infection, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK compete primarily with generic PPI-based triple and quadruple therapies, as well as with branded therapies such as Talicia, a co-formulated capsule containing omeprazole, amoxicillin and rifabutin, marketed by RedHill Biopharma Ltd.

Intellectual Property

Intellectual property, including patents, trade secrets, trademarks and copyrights, is important to our business. Our commercial success depends in significant part on our ability to obtain, maintain and enforce proprietary intellectual property protection for vonoprazan, as well as for any future product candidates, formulations, manufacturing processes and related know-how. Our commercial success also depends on our ability to operate without infringing the proprietary rights of third parties and to prevent others from infringing our proprietary rights.

Our intellectual property strategy is focused on protecting the compound vonoprazan and related technologies through a combination of licensed patent rights, regulatory exclusivities, trade secrets and trademarks.

Our patent portfolio covering vonoprazan consists predominantly of patents and patent applications that are exclusively licensed to us from Takeda pursuant to the license agreement we entered into on May 7, 2019, or the Takeda License. Under the Takeda License, we have exclusive rights in the United States, Europe and Canada to patents and patent applications covering the composition of matter, formulation, use and manufacture of vonoprazan, subject to the terms and conditions of the agreement. This patent portfolio comprises eleven distinct patent families protecting technology relating to vonoprazan and its synthetic intermediates, methods of synthesizing vonoprazan and related compounds, pharmaceutical formulations, and methods of treating diseases using vonoprazan and related compounds. As of December 31, 2025, our portfolio included approximately 26 issued U.S. patents and one pending U.S. patent application, 16 issued European patents validated in individual European countries and two pending European patent applications, and seven issued Canadian patents and two pending Canadian patent applications. The issued patents and pending applications in our portfolio have nominal expiration dates ranging from 2024 to 2038, without accounting for any patent term adjustments or extensions that may be available. We have received a patent term extension, or PTE, of 607 days for the U.S. composition-of-matter patent covering the vonoprazan molecule based on the FDA approval of the New Drug Application, or NDA, for VOQUEZNA DUAL PAK. Patent term extensions under the Hatch-Waxman Act are granted on a product-specific basis and are limited to claims covering the approved product, a method of using such product, or a method of manufacturing such product. As a result, there can be no assurance that the scope of this PTE will be enforceable with respect to other approved products containing vonoprazan, including VOQUEZNA or VOQUEZNA TRIPLE PAK, or any future product candidates containing the vonoprazan molecule. Absent any such patent term extension, the issued U.S. patent covering the composition of matter of vonoprazan is expected to expire in August 2028, and the issued U.S. patent covering certain formulations of our vonoprazan products is expected to expire in August 2030. However, in May 2022, following FDA approval of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, products containing the active moiety vonoprazan received five years of NCE exclusivity, which was extended by an additional five years under the Generating Antibiotic Incentives Now Act, or GAIN Act, resulting in a total of ten years of regulatory exclusivity through May 3, 2032. In June 2025, following our Citizen Petition, the FDA updated the Orange Book to reflect that VOQUEZNA tablets, approved in November 2023 and containing the same active moiety, benefit from the same extended ten-year NCE exclusivity period through May 3, 2032.

Patent terms generally expire 20 years from the earliest effective filing date, subject to statutory adjustments or extensions. While we may seek additional patent term extensions where available, there can be no assurance that any such extensions will be granted or that their scope will provide meaningful additional protection. Similar extension mechanisms are available in certain foreign jurisdictions.

The patent positions of pharmaceutical companies are inherently uncertain and subject to challenge. Our licensed patents or other future patents may be challenged, narrowed, invalidated or circumvented, and third parties may assert blocking patents against us. In addition, because pharmaceutical development and regulatory review require significant time, certain patents may expire or have limited remaining term by the time a product is commercialized. If our patent or regulatory exclusivity protection is reduced or expires, our competitive position could be adversely affected.

Trade Secrets and Trademarks

In addition to patents, we rely on trade secrets, proprietary know-how and confidentiality agreements to protect aspects of our technology and business that are not patentable or that we elect not to patent. We require our employees, consultants and other collaborators to enter into confidentiality and, where applicable, invention assignment agreements. These agreements are intended to protect our proprietary information and assign to us rights in inventions developed during the course of such relationships. However, there can be no assurance that these agreements will provide adequate protection in all circumstances or prevent unauthorized disclosure or use of our trade secrets.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of vonoprazan. Vonoprazan is a small molecule that can be manufactured using commercially available technologies. We rely on third-party contract manufacturers to manufacture commercial and clinical quantities of our products, and expect to do so for any future product candidates. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our relationships with our suppliers, Evonik, Catalent and Sandoz.

Evonik Commercial Supply Agreement

In August 2022, we entered into a Commercial Supply Agreement, or the API Supply Agreement, with Evonik Operations GmbH, or Evonik, pursuant to which Evonik has agreed to supply us with commercial quantities of vonoprazan drug substance, or API.

Pursuant to the API Supply Agreement, Evonik has agreed to supply us with, and we have agreed to purchase certain quantities of API at an agreed upon price which varies based on the volume of product ordered. The price may also be adjusted based on actual changes in costs incurred by Evonik. Subject to pre-existing purchase obligations to Takeda, we have agreed to purchase a percentage of our annual requirements of API from Evonik, for which the percentage of our annual API requirements is subject to adjustment based upon the price of API under the API Supply Agreement.

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

Pursuant to the Tablet Supply Agreement, as amended, Catalent has agreed to supply us with, and we have agreed to purchase from Catalent, finished vonoprazan tablets at an agreed upon price per unit. The price per unit may be adjusted annually based on increases in costs incurred by Catalent. The Tablet Supply Agreement requires us to purchase a specified percentage of our requirements of finished vonoprazan tablets from Catalent, which percentage is subject to adjustment following January 1, 2027.

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

Pursuant to the Sandoz Supply Agreement, we agreed to purchase certain quantities of convenience packs from Sandoz at an agreed upon price per pack. The price per pack is fixed for the first two (2) years following launch of the convenience pack in the United State and may be adjusted thereafter based on Sandoz’s cost increases, subject to an annual cap. The Sandoz Supply Agreement sets forth an annual minimum number of convenience packs that we must purchase each year following launch of the convenience pack product, and if we do not meet the minimum order in a given year, we are required to pay Sandoz the amount corresponding to the shortfall. Sandoz has no obligation to supply convenience packs above a maximum number of packs above a certain percentage of our forecasts. We have agreed to purchase convenience packs, amoxicillin capsules, and clarithromycin tablets, in each case intended for sale in the United States, exclusively from Sandoz during the five-year period following launch.

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

We had previously been informed by Sandoz that there could be a disruption in the supply of clarithromycin tablets, a component of the VOQUEZNA TRIPLE PAK, which could lead to a disruption in supply of VOQUEZNA TRIPLE PAKs. Given more recent communications, however, we do not currently anticipate any near-term disruptions. We plan to continue to actively monitor the situation to determine if a supply disruption may arise in the future. The VOQUEZNA TRIPLE PAK represented approximately 1% of our total revenue for 2025. While we have not experienced any commercial disruption to date, any disruption for such supply would result in our inability to continue to commercialize the VOQUEZNA TRIPLE PAK. The VOQUEZNA bottles and the VOQUEZNA DUAL PAKs are not impacted, as they do not include clarithromycin.

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

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for certain studies. Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA. The sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND, which is a request for allowance from the FDA to administer an investigational drug product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a full or partial clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin, or with respect to a partial hold, begin as intended.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of one or more qualified investigators in accordance with GCP regulations. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND as well as any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans exposed to the drug, and any clinically important increased rate of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Furthermore, an IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. There are also requirements governing the reporting of certain ongoing or completed clinical trial to clinicaltrials.gov.

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

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations. In addition, the FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

Any drug products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the Internet. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal civil monetary penalties laws, impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies.

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

Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program, or the 340B program, in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. The 340B program is administered by the Health Resources and Services Administration, or HRSA, and requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Manufacturers must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B‑eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2032, unless additional Congressional action is taken. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on manufacturers' Medicaid drug rebate liability, beginning January 1, 2024. Previously, the rebate was capped at 100% of a drug’s AMP.

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

On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaced the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation, although the program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK or any other product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. The Trump administration is also pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it could be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

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

Data Privacy and Security Laws

As a pharmaceutical company, we are subject to numerous federal, state and foreign data privacy, cybersecurity and data breach notification laws governing the collection, use, disclosure and protection of health-related and other personal information. These laws could apply now or in the future to our operations or the operations of our partners. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations (such as the California Consumer Privacy Act, or the CCPA) and similar state comprehensive data privacy laws in other states) govern the privacy and security of personal information, including health-related information. In addition, certain foreign laws such as the European Union General Data Protection Regulation, or the EU GDPR, and the United

Kingdom General Data Protection Regulation and Data Protection Act 2018, or collectively, the UK GDPR (the EU GDPR and UK GDPR together referred to as the GDPR) govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital

As of December 31, 2025, we had 371 full-time employees, some of whom hold a Ph.D., M.D. or other advanced degree in their field. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

SUMMARY RISKS FACTORS

•
We have a limited operating history, have incurred significant operating losses since our inception and may never become profitable or, if we achieve profitability, we may not be able to sustain it;
•
We currently depend entirely on the success of our approved VOQUEZNA products, and in particular on the success of VOQUEZNA for the treatment of GERD. If we are unable to successfully commercialize VOQUEZNA at the levels we expect, our business, results of operations, and prospects will be materially harmed;
•
We may require additional financing to achieve our goals, finance our operations and meet our financial obligations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization activities, product development programs, or other operations;
•
Our Revenue Interest Financing Agreement could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations;
•
In the future we will need to successfully acquire, develop and gain approval of one or more product candidates other than VOQUEZNA with significant market potential. If we are not successful in these efforts, our business prospects may be materially and adversely affected;
•
We may not achieve favorable results in our ongoing clinical trial of vonoprazan in the treatment of EoE or in future clinical trials of vonoprazan or of any other product candidate we may develop, or receive additional regulatory approvals on a timely basis, if at all;
•
We may not decide to develop vonoprazan for additional indications and formulations beyond the ongoing EoE trial, or even if we proceed with such development, our efforts may not be successful or, if successful, may not result in increased revenues. We may expend our limited resources to pursue a particular indication or formulation for vonoprazan and fail to capitalize on product candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success;
•
We currently have limited experience as a company in commercializing products. We may lack the necessary expertise, personnel and resources to successfully commercialize VOQUEZNA or any future product candidates that may receive regulatory approval;
•
We currently engage third-party manufacturers for all of our commercial and clinical supplies. The loss of any of these suppliers, or any future single source suppliers, could harm our business;
•
We rely on third parties to conduct our clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to complete ongoing development activities on the timelines we expect and the delays may harm our business;
•
We rely on the Takeda License to provide us rights to develop and commercialize vonoprazan in the United States, Europe, and Canada. If the license agreement is terminated, we would lose our rights to develop and commercialize vonoprazan which would materially adversely affect our business, results of operations, and prospects;

•
If the scope of any patent protection or non-patent regulatory exclusivity we obtain is not sufficiently broad, or if we lose or fail to obtain or failure to maintain any of our patent protection or non-patent regulatory exclusivity, our ability to prevent our competitors from commercializing similar or identical products would be adversely affected which could materially and adversely affect our business, results of operations, and prospects;
•
The successful commercialization of VOQUEZNA, Voquezna Dual Pak and VOQUEZNA TRIPLE PAK will depend in part on the extent to which private health insurers and governmental authorities establish and maintain coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products successfully and decrease our ability to generate revenue at the levels we expect which could materially and adversely affect our business, results of operations, and prospects;
•
If we fail to comply with reporting and payment obligations for VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and prospects;
•
We are subject to various foreign, federal, and state healthcare and privacy laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition;
•
We are highly dependent on the services of our key executives and personnel, and if we are not able to retain these members of our management or recruit additional management, clinical and commercial personnel, our business could suffer; and
•
The trading price of our securities is likely to be volatile, and purchasers of our securities could incur substantial losses.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history as a commercial company, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

Biopharmaceutical commercialization and product development both involve a substantial degree of risk.

We launched VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK in the fourth quarter of 2023. Prior to such launch, we had not conducted sales and marketing activities necessary for successful commercialization of a product or manufactured products on a commercial scale, or arranged for a third party to do so on our behalf. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer history of successfully developing and commercializing products. We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in our commercialization or development efforts.

We have incurred significant operating losses since inception and may never achieve or maintain profitability.

Since our inception, we have incurred significant operating losses. Our net loss was $221.2 million and $334.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1.5 billion. Given our limited history as a commercial-stage company, we face numerous risks associated with our ability to achieve operating profitability and cash flow positivity based on expected revenue and expense levels, and there is no certainty that we will achieve operating profitability or cash flow positivity on the timeline we expect or at all, or that, even if we achieve profitability, that we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses for the foreseeable future as we:

•
continue commercialization of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK, and in the future, potentially expand marketing and sales efforts to target more broadly those primary care physicians who treat GERD;
•
conduct clinical trials for new potential indications or formulations of vonoprazan or develop any future product candidates, including related support activities;

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
•
pursue regulatory approvals for new indications or formulations of vonoprazan or future product candidates, if we conduct and successfully complete clinical trials, seek approvals, and engage in commercialization activities related to such indications, formulations or future product candidates, if approved; and
•
incur additional legal, accounting and other expenses in connection with operating as a public company.

To become profitable, we must successfully commercialize VOQUEZNA in the treatment of GERD. To build for long-term success, we must acquire, develop and gain approval of one or more product candidates with significant market potential. We may not be successful in these efforts.

Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, continue our product commercialization and development efforts, diversify our product candidate pipeline or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We may require substantial additional financing to achieve our goals, finance our operations or meet our financial obligations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could materially adversely affect our business.

The development and commercialization of biopharmaceutical products are capital-intensive. We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we commercialize VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK in the United States, and advance our current, planned or future development programs. In the future, we may decide to expand our commercialization efforts, including increasing our marketing activities or the size of our field force, or to expand our development efforts, including pursuing additional indications or formulations of vonoprazan or acquiring, in-licensing and developing additional product candidates. Any such activities could significantly increase our operating expenses. We cannot reliably estimate the amounts required to generate revenues from VOQUEZNA at the levels we expect, to complete development of additional indications or formulations of vonoprazan or future product candidates, or to successfully commercialize any future products that may be approved. In addition, we are required to make milestone and royalty payments to Takeda, from whom we have in-licensed the rights to develop and commercialize vonoprazan in the United States, Europe, and Canada pursuant to the Takeda License, and we have ongoing financial obligations under our Loan Agreement and RIFA. If we pursue additional product acquisitions or in-licenses, we may also be required to make significant upfront, milestone or royalty payments. We may require additional financing to achieve our goals, finance our operations and meet our financial obligations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, limit, reduce or terminate our commercialization activities, product development programs, or other operations.

We believe that our existing cash and cash equivalents are sufficient to fund operations for at least the next 12 months and along with anticipated product revenues and the $122.2 million of net proceeds from our January 2026 offering, will be sufficient to enable us to reach operating profitability, beginning in the third quarter of 2026, excluding stock-based compensation. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize VOQUEZNA, develop vonoprazan for additional indications or formulations or develop or any future product candidates.

Our future capital requirements will depend on many factors, including:

•
our ability to achieve and maintain market acceptance, market share, coverage, reimbursement and revenues from sales of VOQUEZNA in its approved GERD indications, and patients’ willingness to pay out-of-pocket in the absence of coverage and/or adequate reimbursement from third-party payers;
•
the costs of sales and marketing activities in support of the continued commercial launch of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK, or any future product candidates we may choose to pursue, if successfully developed and approved;
•
the costs, timing and availability of manufacturing for vonoprazan as well as the costs of manufacturing for any potential product candidates we may pursue in the future;
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
•
the timing of market introduction, profile and impact of competitive products;
•
the costs associated with hiring additional personnel and consultants as our business grows and enhancing our operational systems;
•
the timing and amount of the milestone or other payments we must make to Takeda and any future licensors;
•
the timing and impact of our obligations under our Loan and Security Agreement with Hercules Capital, Inc., and our Revenue Interest Financing Agreement; and
•
the costs associated with building a portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies, including the terms and timing of establishing and maintaining future collaborations, licenses and other similar arrangement and the costs associated with development of any products or technologies that we may in-license or acquire.

We expect that, for the foreseeable future, our revenues will be derived exclusively from sales of products containing vonoprazan in the U.S., particularly arising from the use of VOQUEZNA in its current indications in the treatment of GERD. Until we can generate a sufficient amount of product revenue and cash flow from operations to achieve profitability and to fund our future growth opportunities, we may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect to continue to finance our cash needs through revenue from product sales and equity offerings, other debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Our Loan Agreement and our Revenue Interest Financing Agreement include, and any future debt financing and preferred equity financing, if available, may involve agreements that include cash covenants and covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. For example, our Loan

Agreement with Hercules contains minimum cash and performance financial covenants and our Revenue Interest Financing Agreement also contains minimum cash covenants.

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

Risks Related to Commercialization of VOQUEZNA, VOQUEZNA TRIPLE PAK, VOQUEZNA DUAL PAK and Any Future Product Candidates

We currently rely entirely on the commercial success of our VOQUEZNA products, which depends upon the degree of market acceptance of such products by physicians, patients, healthcare payers and others in the medical community.

We currently depend entirely on the success of our approved VOQUEZNA products, and we may not be able to successfully commercialize such products or achieve revenues at the level and timing we expect. The commercial success of our approved products will depend significantly on the broad adoption and use of such products by physicians and patients for the approved indications. The degree of market acceptance of our current products or any product candidates, if approved, will depend on a number of factors, including:

•
acceptance of our products for the relevant indication by healthcare providers and their patients;
•
the pricing and cost-effectiveness of our products, as well as the cost of treatment with our products in relation to alternative treatments and therapies;
•
our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from private health insurers, government healthcare programs, including, Medicare and Medicaid, and other third-party payers;
•
the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with our products in the absence of sufficient third-party coverage or adequate reimbursement;
•
demonstration of clinical efficacy and safety compared to other more-established products;
•
the timing of market introduction, profile and impact of competitive drugs;
•
the effectiveness of our or any of our potential future collaborators’ sales and marketing strategies;
•
the indications for which our current product or any product candidates are approved;
•
the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling or comparable approved labeling;
•
any restrictions on the use of our products, and the prevalence and severity of any adverse effects;
•
potential product liability claims; and
•
unfavorable publicity relating to the product.

If VOQUEZNA, or any product candidate, if approved, does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payers or patients, we may not generate revenue at the levels or on the timing we expect which could have a material adverse effect on our business, financial condition, results of operations and prospects. Our efforts to educate the medical community and third-party payers regarding the benefits of our products may require significant resources and may never be successful.

Takeda has the right to develop and commercialize vonoprazan outside of the United States, Europe, and Canada and has received marketing approval for vonoprazan in numerous countries in Asia and Latin America as well as in Russia. We have no control over Takeda’s commercialization activities with respect to vonoprazan outside of our licensed territories even though those activities could impact our ability to successfully commercialize vonoprazan. For example, Takeda can make statements or use promotional materials with respect to vonoprazan outside of our licensed territories that are inconsistent with our positioning of the product in the United States, and could sell vonoprazan in foreign countries at prices that are dramatically lower than the prices we would charge in our licensed territories. These activities and decisions, while occurring outside of our licensed territories, could harm our commercialization strategy. In addition, product recalls or safety issues with vonoprazan outside our licensed territories could result in serious damage to the brand and impair our ability to successfully market our products containing vonoprazan in our licensed territories.

We may lack the necessary expertise, personnel and resources to successfully commercialize VOQUEZNA, VOQUEZNA DUAL PAK, and VOQUEZNA TRIPLE PAK and any future product candidates that may receive regulatory approval, on our own or together with collaborators.

Until 2023, our operations were primarily limited to organizing and staffing our company, business planning, raising capital, acquiring the rights to, and undertaking clinical trials of, vonoprazan. Although we started developing marketing and distribution capabilities in 2021 in advance of the then planned commercialization of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK, due to approval and launch delays, we did not hire our field force until late 2023. The success of commercialization of our approved products in the United States and any of our future product candidates that may be successfully developed and approved by the FDA will depend on such marketing, sales and distribution capabilities or any additional capabilities we may build. Factors that may affect our ability to commercialize successfully our approved products and future product candidates, if any, on our own include obtaining access to or persuading adequate numbers of physicians to prescribe our products for the approved indications. Building and maintaining a sales and marketing organization has required, and will continue to require, significant investment, and is time-consuming. Our sales and marketing organization and strategy may prove not to be effective. If we are unable to maintain effective sales and marketing capabilities for our approved products including VOQUEZNA, or to adopt a successful strategy, or to find suitable partners for such commercialization, we may have difficulties generating revenue at the levels and on the timing we expect, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

As a commercial-stage company with FDA-approved products, we are subject to ongoing regulatory obligations and failure to comply with these requirements or changes in regulatory rules could materially adversely affect our business or result in significant additional expense.

In connection with approval of a pharmaceutical product, regulatory authorities may impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. For example, with respect to VOQUEZNA our post-marketing requirements include pregnancy registries and pediatric studies. The FDA and comparable regulatory authorities may also require a risk evaluation and mitigation strategy, or REMS, or similar risk management measures as a condition of approval of any future product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, the manufacture, labeling, packaging, distribution, adverse-event reporting, storage, advertising, promotion, import, export and recordkeeping for our approved products, as well as for any future product candidates that may receive regulatory approval, are subject to extensive and ongoing regulatory requirements. These requirements include periodic safety reporting, facility registration, inspections, and continued compliance with current good manufacturing practices, or cGMPs, as well as good clinical practice, or GCP requirements for any clinical trials we conduct.

The later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize our current products or any future product candidates and impair our ability to generate revenue and could require us to expend significant time and resources in response or generate negative publicity. In addition, regulatory requirements and policies are subject to change. New laws, regulations or guidance, or changes in interpretation or enforcement of existing requirements, could increase the cost or complexity of maintaining compliance or pursuing additional indications, formulations or product candidates. If we are slow or unable to adapt to regulatory changes or maintain compliance, we could be subject to enforcement actions. Any of the consequences of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products such as our currently approved products, and any additional product candidates containing vonoprazan and any future product candidates, if successfully developed and approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, the FDA has approved VOQUEZNA for the treatment for healing and maintenance of healing of all grades of erosive esophagitis and relief of heartburn associated with erosive esophagitis in adults, for the relief of heartburn associated with Non-Erosive GERD in adults and, in combination with either amoxicillin, or amoxicillin and clarithromycin, treatment of H. pylori infection in adults, and we are not currently permitted to promote this product for any other uses unless and until such uses are approved by the FDA. For any product for which we have obtained a marketing approval, however, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our current products or any product candidates we may successfully develop in the future, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Successful commercialization of our current products or any future product candidate, will depend in part on the extent to which private health insurers or governmental authorities provide and maintain coverage with adequate reimbursement levels and without onerous utilization management requirements. Failure to obtain or maintain favorable pricing and adequate coverage and reimbursement policies for our products could limit our ability to market those products and decrease our ability to generate revenue at the levels and on the timelines we expect.

The availability of coverage and the adequacy of reimbursement for VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK by private health insurers, governmental healthcare programs, such as Medicare and Medicaid, and other third-party payers are essential for most patients to be able to afford these medications, and will be essential with respect to any future product candidates that may be successfully developed and approved. Even when coverage is available, third-party payers may impose utilization management requirements, such as prior authorization, step therapy, quantity limits or other restrictions, which may delay or limit patient access, reduce prescribing, or increase administrative burden on healthcare providers. These access requirements may negatively affect adoption and persistence of our products in clinical practice. Our ability to achieve and maintain coverage and acceptable levels of reimbursement for our approved products by third-party payers will have an effect on our ability to successfully commercialize those products. Even if we obtain coverage for a given product by a third-party payer without onerous management utilization requirements, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Coverage and reimbursement policies for our approved products may be changed, reduced or eliminated over time, and we cannot be certain that coverage and reimbursement in the United States, the European Union, or elsewhere will be available for any product that we may develop in the future.

Third-party payers increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payers may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payer may consider our products as substitutable and only offer to reimburse patients for the less expensive product or with onerous restrictions. For example, utilization management with respect to VOQUEZNA in the treatment of GERD is largely defined by a generic PPI step edit via a prior authorization. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our future product candidates, if any, pricing of existing drugs may limit the amount we will be able to charge for our products. These payers may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products and may not be able to obtain a satisfactory financial return on products that we may develop.

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

Obtaining and maintaining reimbursement status is time consuming, costly and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payers and other governmental payers develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payers in the United States. Therefore, coverage and reimbursement for products can differ significantly from payer to payer. As a result, the coverage determination process may require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

Outside the United States, pharmaceutical products are often subject to extensive governmental price controls and other market regulations. In many countries, including those in Europe, pricing and reimbursement are subject to national health system controls or profit limitations, which may reduce the prices we are able to charge and the revenues we are able to generate. If we pursue commercialization outside the United States, reimbursement levels in those markets may be lower than in the United States and may be insufficient to generate commercially reasonable revenues or profitability.

Moreover, ongoing efforts by governmental authorities and third-party payers to contain healthcare costs, including through pricing controls, utilization management, and reimbursement reductions, may further limit coverage or reimbursement for our products. These factors could materially and adversely affect our ability to commercialize our products, generate revenue, and grow our business.

If we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, results of operations and prospects.

We participate in various governmental pricing and reimbursement programs, including the Medicaid Drug Rebate Program, or MDRP, that impose extensive drug price reporting and payment obligations on pharmaceutical manufacturers. Medicaid is a joint federal and state program administered by the states for low-income and disabled beneficiaries, and Medicare is a federal program administered by the federal government for individuals age 65 and older and certain disabled individuals.

Under the MDRP, as a condition of having federal funds being made available to the states for covered outpatient drugs under Medicaid and, if applicable, Medicare Part B, pharmaceutical manufacturers must enter into a rebate agreement with the Secretary of Health and Human Services and pay rebates to state Medicaid programs for each unit of covered outpatient drug dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid drug rebates are based on pricing data that pharmaceutical manufacturers report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services, or CMS, which is the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price, or AMP, for each drug and, in the case of innovator products, the Best Price, or BP, which represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. Manufacturers are required to submit pricing data on a monthly and quarterly basis and to correct and resubmit data for prior periods if inaccuracies are identified. If a manufacturer fails to provide information timely or is found to have knowingly submitted false information to the government, the manufacturer may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Participation in the MDRP also requires participation in the Public Health Service’s 340B drug pricing program, or the 340B program, which is administered by the Health Resources and Services Administration, or HRSA. The 340B program requires participating manufacturers to agree to sell covered outpatient drugs to covered entities at or below a statutorily defined “ceiling price” which is calculated using MDRP pricing data. Manufacturers must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. Failure to comply with 340B requirements may subject manufacturers to civil monetary penalties, repayment obligations, and administrative dispute resolution proceedings. Legislative or regulatory changes could further expand the scope or obligations of the 340B program.

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

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by pharmaceutical manufacturers, governmental or regulatory agencies, and the courts, which can change and evolve over time. Compliance with these requirements, including any necessary recalculations or restatements, may increase administrative burden and costs and could result in additional rebate liabilities or penalties for prior periods. We cannot assure you that our pricing submissions will not be found to be incomplete or incorrect, and any failure to comply with these requirements could materially adversely affect our business, results of operations and prospects

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered by manufacturers in taking such increases, wholesale acquisition cost disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information. If we are found to have violated state law requirements, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.

Competition in the markets for our approved products is expected to increase, and we may also face competition with respect to any product candidates we may develop, in each case which could materially adversely affect our business, results of operations and prospects.

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

For the treatment of Erosive GERD and Non-Erosive GERD, VOQUEZNA primarily competes with generic PPIs marketed by multiple pharmaceutical companies in both the prescription and OTC markets. Generic PPIs are widely available, inexpensive and well established in clinical practice. In addition, we are aware of other PPIs in development in the United States and in our licensed territories outside the United States that, if successfully developed and approved, may compete with vonoprazan.

We are also aware of several PCABs in development in the United States and in our licensed territories outside the United States, that, if approved or introduced, may compete with vonoprazan. For example, Sebela Pharmaceuticals, Inc. has publicly announced the submission of an NDA in the United States seeking approval of tegoprazan for the treatment of Erosive GERD and Non-Erosive GERD based on Phase 3 clinical trials. Outside the United States, tegoprazan is marketed in several countries, including South Korea, where it was originally developed. Daewoong Pharmaceutical Co., Ltd also markets a PCAB, fexuprazan, in certain countries outside the United States, and has indicated that it is seeking a partner to advance development of the compound in the United States. In addition, in 2025, Cinclus Pharma Holding AB initiated a Phase 3 clinical trial in Europe of another PCAB, linaprazan glurate, in patients with severe Erosive GERD and has publicly indicated its intention to initiate a second Phase 3 clinical trial in the United States to support a potential future NDA submission. Additional PCABs have been approved or are in development outside the United States and could compete with vonoprazan if introduced in our licensed territories.

For the treatment of H. pylori infection, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK compete primarily with generic PPI-based triple and quadruple therapies, as well as with branded therapies such as Talicia, a co-formulated capsule containing omeprazole, amoxicillin and rifabutin, marketed by RedHill Biopharma Ltd.

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

If the market opportunities for our approved products, including VOQUEZNA, or for any future product candidates we may develop, are smaller than we expect, our business, results of operations and prospects could be adversely affected.

The precise incidence and prevalence for all the conditions we aim to address with our approved products as well as any future product candidates we may successfully develop are not known with certainty. Our projections of the number of people who have these diseases we target, and the subset of people with these diseases who have the potential to benefit from treatment of our approved products or any future product candidates, are based on our beliefs and estimates and assumptions derived from a variety of sources, including scientific literature, market research and surveys, and claims analysis, and may prove to be incorrect. In addition, future clinical studies or changes in medical practice may alter estimates of disease prevalence or treatment patterns.

The total addressable market across indications for our approved products and any future product candidates will ultimately depend upon a number of factors, including the scope of the approved indications and labeling; the availability and acceptance of competing treatment; the safety, efficacy, convenience and cost of our approved products and any future product candidates relative competing treatments; physician prescribing practices; patient awareness, acceptance and access; and drug pricing and reimbursement. If patients are less willing or able to use our products than we expect, or if access to appropriate patients is more limited than anticipated, or if for other reasons, the market opportunity for our products turns out to be significantly lower than expected, our ability to generate revenues and grow our business could be materially adversely affected.

If our efforts to develop, maintain and effectively deploy sales, marketing and distribution capabilities are unsuccessful, we may not be able to successfully commercialize our approved products or any product candidates we may develop and generate revenues at the levels and on the timing we expect.

We currently market, sell and distribute VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK through our own sales and marketing organization, and our ability to successfully commercialize these products depends on the effectiveness of these capabilities. Our sales force may not be sufficient in size, reach or expertise to effectively address the markets we intend to target. Our commercial strategy for our approved products currently relies on a targeted national sales force focused primarily on gastroenterologists and other high-prescribing healthcare providers, including select primary care physicians. This strategy is designed to concentrate our resources on prescribers most likely to treat patients with GERD and H. pylori infection. However, this targeted approach may not result in sufficient adoption or utilization of our products. In addition, we may in the future seek to expand our sales and marketing efforts to reach a broader group of primary care physicians who treat GERD. Such an expansion could require significant additional investment, increase operational complexity, and may not result in increased prescribing or revenues. If we are unable to successfully execute, or derive sufficient benefit from, any expansion of our commercial strategy, our business, results of operations and prospects could be materially adversely affected. Any deficiencies in our sales, marketing or distribution capabilities or strategies or delays in optimizing or expanding these capabilities and strategies, could adversely impact the commercialization of our products.

To the extent that we enter into collaboration or other arrangements in the future for the marketing, sales or distribution of our products, including in Europe and Canada, our product revenues may be lower than if we were to commercialize such products directly. Any revenues we may generate in these markets would depend, in whole or in part, on the efforts of third parties that are not fully within our control and may not be successful. If we are unable to enter into such arrangements on acceptable terms, or if third parties do not perform as expected, we may not be able to successfully commercialize our products in those markets.

If we are not successful in commercializing our approved products, either through our own commercial organization or through third-party arrangements, our revenues could be materially reduced and our business, results of operations and prospects could be materially adversely affected.

Our future growth may depend, in part, on our ability to operate in foreign markets, particularly Europe and Canada, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our current products and any future product candidates in foreign markets, particularly Europe and Canada. We are not permitted to market or promote vonoprazan and any future product candidates before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never seek or receive such regulatory approvals for vonoprazan or any future product candidates. To obtain separate regulatory approval in any other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of vonoprazan and any future product candidates. If we obtain regulatory approval of our current products and any future product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

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

Risks Related to the Development and Regulatory Approval of Product Candidates

Our future growth depends on our ability to develop vonoprazan for additional indications or formulations and to successfully develop or acquire additional product candidates.

We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the commercialization of VOQUEZNA and the potential development and regulatory approval of vonoprazan for additional indications for formulations in the U.S. We cannot be certain that we will pursue, successfully develop, or obtain regulatory approval of vonoprazan for additional indications or formulations on the timeframes we expect, or at all. Our future growth also depends on our ability to successfully develop or acquire additional product candidates and obtain regulatory approval for such candidates on timelines sufficient to contribute meaningfully to the growth of our business. We may not be successful in these efforts and, even if we are successful, the commercialization of such additional indications, formulations or products may not contribute meaningfully to future growth of our business.

The testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. As a result, we may not achieve favorable results in our ongoing clinical trial of vonoprazan in the treatment of EoE or in future clinical trials of vonoprazan or of any other product candidate we may develop, or receive additional regulatory approvals on a timely basis, if at all. Failure to obtain regulatory approval for additional indications or formulations for vonoprazan that we may pursue or future product candidates in the United States will prevent us from commercializing in such new indications or as to such additional products.

The success of vonoprazan for additional indications or formulations we may pursue and of any future product candidates will depend on several additional factors, including:

•
completing clinical trials that demonstrate their efficacy and safety;
•
receiving marketing approvals from applicable regulatory authorities;
•
completing any post-marketing studies required by applicable regulatory authorities;
•
maintaining adequate manufacturing capabilities;
•
achieving market acceptance by patients, the medical community and third-party payers, including adequate coverage and reimbursement;
•
maintaining successful commercial sales, marketing and distribution operations;
•
maintaining a continued acceptable safety profile following approval;
•
competing effectively with other therapies; and
•
obtaining and maintaining robust intellectual property protection or regulatory exclusivities.

Many of these factors are beyond our control, including the time needed to adequately complete clinical testing, the outcome of such trials, the regulatory review process, potential challenges to our intellectual property rights and changes in the competitive landscape. It is possible that no new indications or formulations for vonoprazan and no future product candidates will ever be successfully developed and obtain regulatory approval even if we expend substantial time and resources conducting development programs and seeking such approval. If we are unable to achieve these objectives in a timely manner or at all, our ability to grow our business could be materially adversely affected.

Clinical development is lengthy, expensive and uncertain, and delays or failures in our clinical trials could limit our ability to obtain additional regulatory approvals and adversely affect our business.

Clinical drug development is expensive, time-consuming and inherently uncertain, and the results of preclinical studies and early clinical trials are not necessarily predictive of results in later-stage trials. Even if we believe that interim or early clinical results are positive, such results may not be indicative of final outcomes, and product candidates may fail to demonstrate sufficient safety or efficacy despite progressing through earlier stages of development. Many companies in the pharmaceutical and biotechnology industries have experienced significant setbacks in clinical development after achieving promising early results.

Before obtaining regulatory approval to commercialize vonoprazan for additional indications or formulations or to commercialize any future product candidates, we must demonstrate through clinical trials that such products are safe and effective for use in the target indication. We may not achieve favorable results in our ongoing or future clinical trials, including our current trial of vonoprazan in eosinophilic esophagitis, or obtain regulatory approvals on a timely basis, or at all. Failure to obtain such approvals would prevent us from commercializing additional indications or formulations for vonoprazan or future product candidates.

The conduct of clinical trials is subject to extensive regulation in the United States and other territories, and regulatory requirements and policies may change. New processes and requirements for the authorization and oversight of clinical trials may affect the planning, conduct, timing and cost of trials.

The commencement, timing and completion of our clinical trials depend on many factors, including regulatory approvals to commence or continue trials, clinical trial design, manufacturing and supply of study drug, performance of third-party contractors and clinical sites, our ability to enroll and retain a sufficient number of eligible patients and the impact of interim results, if any. Patient enrollment may be delayed or limited by factors such as the size and characteristics of the patient population, eligibility criteria, proximity to trial sites, competing clinical trials, availability of approved therapies, and patient and physician perceptions of risks and benefits. If we are unable to enroll or retain sufficient patients, our trials may be delayed, suspended or terminated.

Delays, suspensions or failures in our clinical trials could increase our development costs, delay or prevent regulatory approval, prevent us from commercializing such products and generating revenues, or reduce the period during which we may have exclusive rights to commercialize our products, and allow competitors to bring competing products to market sooner. We do not know whether any of our ongoing or future studies will be completed on schedule and successfully, if at all. Any delays or adverse outcomes in our clinical trials could materially adversely affect our business, results of operations and prospects.

Use of VOQUEZNA, VOQUEZNA Dual Pak or VOQUEZNA Triple Pak, any new vonoprazan formulation we may develop, or any future product candidates could be associated with side effects, adverse events or other safety risks, which could cause us to have to withdraw the product or could materially impair market acceptance, in the case of approved products, or cause us to suspend or discontinue clinical trials, abandon development, or narrow the target indications or patient population, in the case of product candidates, or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.

As is the case with pharmaceuticals generally, there are known side effects and adverse events associated with VOQUEZNA, VOQUEZNA Dual Pak and VOQUEZNA Triple Pak. As use of these approved products increases, or as we conduct further clinical trials in additional indications or formulations, we could see an unacceptable severity or prevalence of these known side effects or our products may be associated with other undesirable side effects, adverse events or product characteristics. Further, serious safety issues may be identified in connection with commercialization or development of vonoprazan by third parties outside the U.S. Our future product candidates may also be associated with undesirable side effects, adverse events and product characteristics.

If any of our product candidates is associated with undesirable side effects, adverse events or product characteristics in preclinical studies or clinical development, including development of vonoprazan in new indications or formulations, we may elect to abandon development of such product candidate, alter or delay our study plans, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Any drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Even if we continue with development of such product candidates, the undesirable side effects, adverse events or product characteristics may cause us to have to conduct additional safety studies, limit our ability to gain regulatory approval or cause a regulatory authority to require warnings on the label, such as a “black box” warning or contraindications, or to impose other significant restrictions on our approval, any of which may limit the commercial expectations for the product candidate, if approved.

If any of our approved products is associated with undesirable side effects or adverse events or to have other negative product characteristics, a number of potentially significant negative consequences could result, including:

•
withdrawal, suspension or limitation by regulatory authorities of approvals of such product;
•
seizure of the product by regulatory authorities;
•
recall of the product or changes to the manner in which it is administered;
•
restrictions on the marketing of the product or the manufacturing process for any component thereof;
•
requirements by regulatory authorities of additional warnings on the label, such as a “black box” warning or contraindications;
•
requirements that we implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;
•
requirements to conduct expensive additional post-approval safety studies;
•
failure to achieve or maintain market acceptance among patients, healthcare providers and patients;
•
initiation of regulatory investigations and government enforcement actions;
•
initiation of legal action against us to hold us liable for harm caused to patients; and
•
harm to our reputation and resulting harm to physician or patient acceptance of our products.

Any of these events could significantly harm our business, financial condition, results of operations and prospects.

Obtaining regulatory approval for product candidates, including additional indications or formulations of approved products, is subject to extensive regulation and is costly, time-consuming and uncertain.

We are not permitted to market a new product candidate or an approved product for a new indication or formulation until we receive the necessary regulatory approval from the relevant regulatory authority. Gaining regulatory approval of a product candidate is subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in other foreign markets. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels and the ability to hire and retain key personnel. In addition, approval policies or regulations may change, and the FDA and EMA and comparable regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

Prior to obtaining approval to commercialize a product candidate in the United States or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for additional regulatory approvals for vonoprazan or for any future product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials either prior to or post- approval, or may object to elements of our clinical development program.

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
•
serious and unexpected drug-related side effects may arise;

•
the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•
we may be unable to demonstrate to the satisfaction of such authorities that the product candidate is safe and effective for its proposed indication and that its clinical and other benefits outweigh its safety risks;
•
such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
such authorities may not agree that the data collected from clinical trials are acceptable or sufficient to support the submission of an NDA, sNDA or other submission or to obtain regulatory approval, and such authorities may impose requirements for additional preclinical studies or clinical trials;
•
such authorities may disagree regarding the proposed formulation, labeling and/or the specifications;
•
approval may be granted only for indications that are significantly more limited than what we apply for and/or with other significant restrictions on distribution and use;
•
such authorities may find deficiencies in the manufacturing processes or facilities of Evonik, Catalent, Sandoz, or any future third-party manufacturers with which we contract for clinical and commercial supplies;
•
regulations of such authorities may significantly change in a manner rendering our clinical data insufficient for approval; or
•
such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA, EMA, and other comparable foreign regulatory authorities in reviewing new drugs, new indications or new formulations based on safety, efficacy, or other regulatory considerations and may result in significant delays in obtaining regulatory approvals.

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

Of the large number of drugs in development, only a small percentage successfully complete the FDA, EMA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results and regulatory decisions may result in our failing to obtain additional regulatory approvals to market vonoprazan in additional indications, or formulations or any future product candidates we may pursue. Any delay in obtaining, or inability to obtain, additional regulatory approvals, and any limitations on such approvals would delay or prevent commercialization of that indication or product candidate and would materially adversely impact our business and prospects, which would significantly harm our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to expand our pipeline by pursuing and developing vonoprazan for additional indications and formulations. We may decide not to pursue additional indications or formulations, at all or we may expend our limited resources to pursue a particular indication or formulation for vonoprazan and fail to capitalize on indications or formulations or other product candidates for which there may be a greater likelihood of success or that may be more profitable.

Given our limited financial and managerial resources, our current focus is primarily on the commercialization of our approved products, and we may decide not to pursue or continue development of additional indications or formulations for vonoprazan. Even if we elect to pursue such opportunities, we may allocate our limited resources to particular indications or formulations that ultimately prove unsuccessful or less commercially viable than other potential opportunities. In addition, we may fail to generate the clinical data needed for approval or encounter other issues such as unexpected side effects or formulation-related technical hurdles, and we may decide to pause or such development efforts.

We may never apply for or receive regulatory approval for vonoprazan in any additional indication or formulation. Even if we do obtain approval, we may not have accurately assessed the commercial potential or target market for such new indication or new formulation or we may enter into collaborations, licenses and other similar arrangements under which we relinquish valuable rights that, in hindsight, would have been more advantageous to retain.

In addition, we may seek to expand our pipeline through in-licenses or acquisitions of development-stage assets or programs, which entails additional risk to us. Identifying, evaluating and acquiring promising product candidates requires substantial technical, financial and human resources. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially diverting management’s attention and our resources without corresponding benefit.

We enrolled patients in Europe in our Erosive GERD and H. pylori trials with VOQUEZNA, and the FDA accepted data from those sites as part of the basis for approval of VOQUEZNA, VOQUEZNA Dual Pak and VOQUEZNA Triple Pak. However, the FDA and other comparable foreign regulatory authorities may not accept data from future trials conducted outside the United States.

We enrolled patients in Europe in our Erosive GERD and H. pylori trials with VOQUEZNA, and the FDA accepted data from those sites as part of the basis for approval of VOQUEZNA, VOQUEZNA Dual Pak and VOQUEZNA Triple Pak. We are not currently seeking regulatory approval for our VOQUEZNA products in Europe or any other foreign jurisdiction.

We may conduct future clinical trials outside the United States for vonoprazan or any future product candidates. Although the FDA may accept data from clinical trials conducted outside the United States and not subject to an investigational new drug application, or IND, acceptance of such data is subject to certain conditions imposed by the FDA. For example, regardless of whether the applicable clinical trials were conducted under an IND, where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the United States population and United States medical practice; the trials were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Similar requirements may apply in foreign jurisdictions. For trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCP and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For trials conducted outside the United States and not under an IND, the FDA generally does not provide advance input on trial design or protocols, which increases the risk that the FDA may later determine that such trials were inadequate and require additional clinical studies. In addition, foreign trials are subject to local laws and regulatory requirements, and there can be no assurance that the FDA or other regulatory authorities will accept data from such trials.

If regulatory authorities do not accept data from our foreign clinical trials for future regulatory submissions, we may be required to conduct additional clinical trials, which would be costly and time consuming and could delay or prevent our development efforts.

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

Interim, top-line and preliminary data from clinical trials that we or others announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data. Even if final data from a clinical trial are positive, such results may not be replicated or confirmed in subsequent clinical trials.

From time to time, we or others, may publicly disclose preliminary or top-line data from clinical trials that are based on a preliminary analysis of then-available data and may be subject to change following more careful review and finalization of the results. Interim data are subject to the risk that the results and related findings and conclusions may change materially as patient enrollment continues, additional data are collected, longer follow-up periods are completed, or assumptions and conclusions change following a more comprehensive review of the data. As a result, the top-line or preliminary results that we or others report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or top-line data and final results could significantly harm our business prospects.

Even if final data from a clinical trial are positive, such results may not be replicated or confirmed in subsequent clinical trials, including larger trials, trials in different patient populations, or trials designed to support additional indications or regulatory approvals. Failure to replicate clinical results could limit, delay or prevent regulatory approval, restrict labeling, reduce commercial potential, or otherwise adversely affect the value of a product or development program.

Further, regulatory agencies and other third parties may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could affect further development, approvability, labeling, or commercialization of a particular product candidate or product. In addition, the information we publicly disclose regarding a clinical trial necessarily reflects our judgment regarding what is material or appropriate, and other parties may disagree with those judgments or later view omitted information as significant.

If the preliminary, interim or top-line data we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, are not replicated in subsequent studies, or are interpreted differently by regulatory authorities or other third parties, our ability to obtain regulatory approval for, or successfully commercialize, our current products or any future product candidates could be materially adversely affected, which could harm our business, financial condition, results of operations and prospects.

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, government shutdowns or policy changes could delay regulatory review and approval processes and adversely affect our business.

The ability of the FDA and other government agencies to review and approve new or supplemental drug applications, modifications to approved products, or clinical development of new product candidates can be affected by a variety of factors, including government budget and funding levels, government shutdowns, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel, their ability to accept the payment of user fees, and other events that may otherwise impair the government agency’s ability to perform routine functions. As a result, average review times at the FDA and other government agencies have fluctuated in recent years. In addition, government funding for agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, may also slow the time necessary for review or approval of new drugs, supplements or modifications to approved drugs or review of clinical trials, which could adversely affect our business. For example, in recent years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have led to substantial personnel changes, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We are dependent on third parties to conduct our preclinical studies and clinical trials. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties will play a significant role in the conduct and timing of any ongoing or future trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

CROs, investigators or other third parties may not devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed, or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable regulatory authority concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA, sNDA or similar marketing application we submit by the FDA or by comparable regulatory authority. Any such delay or rejection could prevent us from obtaining approval to commercialize vonoprazan for any additional indications or formulations we may decide to study and any future product candidates we may develop.

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

We currently rely on, and expect to rely on for the foreseeable future, Evonik and Catalent for the manufacture of vonoprazan drug substance and drug product for commercial sale and any clinical development, and we expect to rely on Sandoz for commercial supplies of VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK and the amoxicillin and clarithromycin in those products. This reliance on third parties increases the risk that we will not have sufficient quantities of finished product which could have a material adverse impact on our business, results from operation and prospects.

We do not own or operate manufacturing facilities and have no plans to build our own commercial or clinical scale manufacturing capabilities. We have entered into an agreement with Catalent for the supply of finished drug product, an agreement with Evonik for the supply of drug substance, and an agreement with Sandoz for commercial supply of amoxicillin, clarithromycin and finished convenience packs containing VOQUEZNA and one or both of those antibiotics. As a result, we currently rely, and expect to continue to rely, on third parties for the manufacture of vonoprazan and supply of related raw materials for commercial sale and any clinical development. If Catalent, Evonik or Sandoz fails to fulfill its obligations under its respective supply agreement, or if any of the vonoprazan drug product or drug substance supplied by Catalent or Evonik cannot be utilized due to quality or cGMP or similar concerns, adverse findings during regulatory inspections or other reasons, our commercialization of vonoprazan, and any ongoing or future development plans, could be significantly adversely affected. We have previously been informed by Sandoz of the potential for a disruption in the supply of clarithromycin tablets, a component of VOQUEZNA TRIPLE PAK. Based on more recent communications, we do not currently anticipate any near-term supply disruption; however, there can be no assurance that a disruption will not occur in the future, and we continue to actively monitor this situation. Our VOQUEZNA tablets and VOQUEZNA DUAL PAK are not affected, as they do not include clarithromycin.

The facilities used by Catalent and Evonik to manufacture vonoprazan, and by Sandoz to manufacture amoxicillin and clarithromycin and to package the antibiotics and vonoprazan, have been approved by the FDA for the manufacture of our current products in the United States and are subject to ongoing and periodic inspection by the FDA to ensure continued compliance with applicable cGMP and other regulatory requirements. Regulatory authorities may inspect these facilities at any time, and continued approval is not assured. We do not control the manufacturing processes of, and are completely dependent on, Catalent, Evonik and Sandoz for compliance with applicable cGMP and similar requirements. If the FDA identifies deficiencies during an inspection, issues a warning letter, or otherwise determines that a facility is not in compliance, use of that facility for our approved products could be withdrawn or approval of that facility for use in connection with any of our product candidates could be delayed, limited, suspended or withdrawn, which could disrupt the manufacture or supply of our products. In addition, if we seek regulatory approval for our products outside the United States, the facilities used to manufacture vonoprazan and related components would be subject to inspection and approval by foreign regulatory authorities, and we may be required to satisfy additional or different regulatory requirements. There can be no assurance that such facilities would be approved for ex-U.S. commercial supply on a timely basis or at all. If the FDA withdraws approval of facilities of any third-party manufacturer for the manufacture of our approved products or the FDA or a comparable foreign regulatory authority does not approve any other third party manufacturer we seek to use in the future with respect to vonoprazan or other products we may develop, we may need to find alternative manufacturing facilities which would significantly adversely impact our ability to continue to market our approved products and to continue our development programs and obtain additional regulatory approvals.

Our failure, or Catalent’s, Evonik’s, Sandoz’s or any other third-party manufacturer’s failure, to comply with applicable regulations could result in sanctions being imposed on us, including, suspension or withdrawal of approvals, seizures or recalls of products or product candidates, clinical holds, fines, injunctions, civil penalties, delays, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our or Catalent’s, Evonik’s or Sandoz’s failure, or the failure of any future third-party manufacturer, to execute on our manufacturing requirements, to do so on commercially reasonable terms and to comply with cGMP or similar foreign requirements, could adversely affect our business in a number of ways, including:

•
inability to meet commercial demands for our approved products;
•
recall of batches of our approved products or product candidates;
•
inability to initiate and continue clinical trials of vonoprazan or any future product candidates;

•
delays in submitting regulatory applications, or receiving marketing approvals for new indications or formulations of vonoprazan or future product candidates that we might successfully develop; and
•
third-party manufacturing facilities or our facilities being subjected to additional inspections by regulatory authorities;

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

Our current products, including VOQUEZNA, and any product candidates that we may develop, may compete with other products and product candidates for access to manufacturing capacity, and there are a limited number of third-party manufacturers that operate under cGMP and similar regulations and are capable of manufacturing our products. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our current products.

If Catalent, Evonik, or Sandoz or any third-party manufacturer we rely on cannot perform as agreed, materially breaches its obligations or terminates or elects not to renew its agreement with us, or otherwise becomes unable or unwilling to continue manufacturing our products or product candidates, we may be required to identify and qualify alternative manufacturing facilities. The process of transferring manufacturing operations, validating processes, qualifying new suppliers and obtaining required regulatory approvals could be time-consuming, costly and subject to significant technical and regulatory risks, and may not be successful on a timely basis or at all. In addition, Catalent, Evonik, Sandoz and any other third-party manufacturers we may use in the future may experience manufacturing or shipping disruptions due to resource constraints or as a result of natural disasters, labor disputes, geopolitical instability, or public health emergencies or ongoing hostilities in the Ukraine, Middle East or elsewhere. Any such disruption could jeopardize our ability to meet demand for our approved products or the supply of product candidates for clinical trials.

In addition, our inventory of drug substance, drug product or finished goods, whether held by us or by third parties, could be lost, damaged, destroyed or rendered unusable as a result of natural disasters, power outages, equipment failures, contamination, transportation incidents or other unforeseen events, which could further disrupt our supply and adversely affect our ability to meet commercial demand and clinical trial needs.

Our current and anticipated future dependence upon others for the manufacture of our approved products or any future product candidates could result in supply interruptions, increased manufacturing costs, reduced profit margins, an inability to meet patient or market demand on a timely and competitive basis and a decrease in market acceptance, any of which could materially adversely affect our business, financial condition, results of operations and prospects.

Our reliance on third parties, including Sandoz, Catalent and Evonik, requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely, and expect to continue to rely, on Sandoz, Catalent and Evonik to manufacture our current approved products and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, consulting agreements or other similar agreements with our advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our current and future competitors, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure may impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

The loss of, or significant reduction in business from, one or more of our major customers could significantly reduce our revenue, earnings or other operating results.

We sell our products primarily to established wholesale distributors and retailers in the pharmaceutical industry. A significant portion of our revenue is derived from a relatively small number of these customers. Three of our customers combined provided approximately 69% of our product sales during the year ended December 31, 2025, with each of these individual customers ranging from 22% to 23% of our product sales. The loss of any of these customers, or any of our other large customers, or reductions in business from them, could have a material adverse effect on our business, financial condition, results of operations, and cash flow. There can be no assurance that revenue from any customer will continue at their historical levels.

In addition, we work with third-party pharmacy support service providers to facilitate patient access to our VOQUEZNA products. Through these arrangements, eligible patients may access programs designed to help identify lower out-of-pocket costs, support prior authorization submissions and offer home delivery from licensed pharmacies, including for certain cash-pay patients. If any of these third-party service providers were to discontinue or materially limit their services, experience operational disruptions, or otherwise be unable to support patient access on acceptable terms, patient utilization of our products could be adversely affected, which could in turn negatively impact demand for our products and our revenue.

Further, as of December 31, 2025, three customers accounted for 78% of our accounts receivable balance, with each of these individual customers ranging from 19% to 30% of the accounts receivable balance. As a result, we are exposed to credit risk from these customers and if any of these customers were to fail to pay us in a timely manner, our cash flows could be materially harmed.

We may seek to enter into collaborations, licenses and other similar arrangements and may not be successful in doing so, and even if we are, we may not realize the benefits of such relationships.

We continue to evaluate the potential for vonoprazan in Europe and Canada. In the future we will also need to successfully acquire, develop and gain approval of one or more product candidates other than our vonoprazan products. We may seek to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of vonoprazan in Europe or Canada or to acquire future product candidates. We may not be successful in our efforts to establish such arrangements because, among other reasons, third parties may not view our current products or future product candidates as having sufficient commercial potential, acceptable pricing or reimbursement prospects, or an appropriate risk-return profile or because potential licensors or sellers of product candidates may prefer to retain rights, partner with larger or better-capitalized companies, pursue alternative transactions, or may not agree with us on valuation, deal structure, development plans, intellectual property terms or other key transaction terms. In addition, we face significant competition in seeking appropriate strategic partners and attractive product candidates, and the negotiation process can be time consuming and complex. Further, any future arrangements may restrict us from entering into additional agreements with potential collaborators. Following a strategic transaction or license, we may not achieve an economic benefit that justifies such transaction.

Even if we are successful in our efforts to establish such arrangements, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such arrangements if, for example, development or approval of a product candidate is delayed, the safety of a product candidate is questioned or sales of an approved product candidate are unsatisfactory.

In addition, any potential future collaborations may be terminable by our strategic partners, and we may not be able adequately to protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of vonoprazan in Europe or Canada or any future product candidates and may not conduct those activities in the same manner as we do. Any termination of arrangements we enter into in the future, or any delay in entering into such arrangements, could delay or impair the development and commercialization of vonoprazan in Europe and Canada or the development and commercialization of any future product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business Operations and Industry

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our performance. As a commercial-stage company with a limited product portfolio, a substantial portion of our revenue is derived from sales of our VOQUEZNA products, and our operating results are highly sensitive to factors affecting these products, and even modest changes in market acceptance, payer access, pricing, demand or supply could have a disproportionate impact on our operating results, particularly changes related to VOQUEZNA as a treatment for GERD. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
variability in the level of demand VOQUEZNA for the treatment of GERD, including market acceptance, prescribing trends among gastroenterologists and primary care physicians, use of cash-pay or access programs, and seasonality;
•
the timing, cost and level of investment in our commercialization activities, including sales force deployment, marketing initiatives and payer access efforts;
•
pricing, coverage and reimbursement decisions and prior authorization requirements for our approved products, and potential changes in payer policies;
•
competitive dynamics affecting our approved products, including competition from generic therapies, new branded products, or alternative treatment approaches, and the impact of the introduction of competitive products on demand, market share, pricing, payor coverage, reimbursement and policies and other market dynamics;
•
the timing, cost of, and level of investment in, research, development and regulatory activities for any future indications or formulations of vonoprazan or new product candidates, which may change from time to time, and the results of such efforts;
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
•
our obligations under our Loan Agreement with Hercules Capital and under our Revenue Interest Financing Arrangement, or RIFA, including required interest, royalty or other payments, compliance with financial and other covenants, and limitations on our operating flexibility, which may affect the timing and availability of capital and our ability to manage expenses and investments;
•
expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies; and
•
future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet our expectations or the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and all of our obligations under our indebtedness are secured by substantially all of our assets, excluding our licensed intellectual property and certain other assets. If we default on these obligations, our lenders could foreclose on our assets.

In September 2021, we entered into, and in December 2023 we increased the amounts available under and extended the maturity date of, a Loan Agreement with Hercules. We borrowed $100 million at the inception of the Loan Agreement, $40 million in December 2023, $10 million in March 2024, $25 million in June 2024, and $25 million in December 2024. In February 2026, we entered into an amendment to the Loan Agreement which provided for a new term loan tranche of $175 million with a new maturity date of February 1, 2029. We used the proceeds from the new loan tranche, along with cash on our balance sheet, to repay in full the existing secured obligations outstanding under the Loan Agreement among other changes. All obligations under the Loan Agreement are secured by a first priority lien on substantially all of our assets, excluding our licensed intellectual property and certain other assets. As a result, if we default on any of our obligations under the Loan Agreement, Hercules could foreclose on its security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

The Loan Agreement contains customary affirmative and negative covenants that limit our ability to engage in certain transactions that may be in our long-term best interest. The affirmative covenants include, among others, covenants requiring us to maintain certain levels of cash subject to a control agreement in favor of Hercules, and certain levels of trailing three-month net product revenue from the sale of VOQUEZNA and other products containing vonoprazan, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding our operating accounts. The negative covenants include, among others, limitations on our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions.

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

In order to service our current indebtedness and any additional indebtedness we may incur in the future, including meeting cash covenants, we need to generate cash from our operating activities or other financings. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. Our business may not be able to generate sufficient cash flow from operations, and future borrowings or other financings may not be available to us in an amount sufficient to enable us to service our indebtedness, meet our cash covenant obligations and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness or meet our cash covenant obligation instead of funding working capital or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This could place us at a competitive disadvantage compared to our competitors that have less indebtedness.

Our Revenue Interest Financing Agreement could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.

In May 2022, we entered into a Revenue Interest Financing Agreement with the Initial Investors pursuant to which we can receive up to $260 million in funding from the Initial Investors, and in October 2022, we entered into the Joinder Agreement under which we can receive up to $40 million from the Additional Investor, bringing the total funding available under the Revenue Interest Financing Agreement to up to $300 million. Under the terms of the Revenue Interest Financing Agreement and Joinder Agreement, we received $100 million at the initial closing and received an additional $175 million in November 2023 following FDA approval of vonoprazan in its Erosive GERD indication. In addition, we were eligible for $25 million in additional funding for achievement of a sales milestone. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. As of December 31, 2025, no additional funding is available under the Revenue Interest Financing Agreement.

Under the Revenue Interest Financing Agreement, the Initial Investors and the Additional Investors, are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and upon FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with Non-Erosive GERD, which occurred on July 17, 2024. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount. In addition, we have the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

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

To meet our obligations under the Revenue Interest Financing Agreement, including meeting future cash covenants and Minimum Amounts, we need to generate cash from our operating activities. Our ability to generate cash from our operating activities is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. Our business may not be able to generate sufficient cash flow from operations, and future borrowings or other financings may not be available to us, in an amount sufficient to enable us to meet our obligations under the Revenue Interest Financing Agreement and fund our other liquidity needs. A failure to meet our obligations under the Revenue Interest Financing Agreement could have a material adverse effect on our business, financial condition and results of operations.

Our future growth and ability to compete depends on retaining our key personnel and recruiting additional qualified personnel.

We are highly dependent on the management, commercial, development, clinical, and financial experience of our senior management. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals. For example, effective April 1, 2025, Steven Basta was appointed as our President and Chief Executive Officer, replacing Terrie Curran. In addition, effective April 30, 2025, Azmi Nabulsi, M.D., our Chief Operating Officer, Molly Henderson, our Chief Financial Officer, Martin Gilligan, our Chief Commercial Officer, and Tom Harris, our Chief Development Sciences Officer resigned as officers and we announced that Jonathan Bentley will join us as our Senior Vice President, Head of Sales. On October 6, 2025, Sanjeev Narula joined us as Chief Financial and Business Officer. Executive leadership transitions can be inherently difficult to manage and, as a result, if we have further resignations or terminations, we may experience disruption or have difficulty in managing our operations and achieving our business objectives. Competition for qualified personnel in the biopharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled commercial, scientific, technical and managerial employees. We face competition for personnel from other biopharmaceutical companies and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to implement business strategy, which could harm our business. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating and implementing our commercialization and development strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede achievement of our commercial and development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We are subject to various foreign, federal, and state healthcare laws and regulations, and our failure to comply with these laws and regulations could result in significant fines, damages and penalties and harm our results of operations and financial condition.

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
•
the U.S. federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
•
the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to certain payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) , certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities.

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

Enacted and future legislation and healthcare reform measures may increase the difficulty, cost and uncertainty for us of commercializing vonoprazan and any future product candidates and may adversely affect pricing, reimbursement and patient access.

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

While the Affordable Care Act remains in effect, more recent federal and state initiatives, including drug pricing reform, reimbursement constraints and coverage management tools, may have a more direct impact on the commercialization of branded pharmaceutical products such as vonoprazan. Since its enactment, there have been judicial and political challenges to certain aspects of the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act without specifically ruling on the constitutionality of the Affordable Care Act. Thus, the Affordable Care Act remains in effect in its current form.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2032, unless additional Congressional action is taken. Additionally, on

January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on manufacturers' Medicaid drug rebate liability, beginning January 1, 2024. Previously, the rebate was capped at 100% of a drug’s AMP.

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

On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaced the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years HHS has and will continue to issue and update guidance as these programs are implemented. CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation, although program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined, but is likely to be significant. The likelihood of implementation of these and other reform initiatives is uncertain. Even if our products are not selected for negotiation, the IRA may indirectly affect our business by influencing payer formulary decisions, coverage restrictions, utilization management practices and pricing expectations for branded drugs. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of VOQUEZNA, VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK or any other product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. The Trump administration is also pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states or impose additional administrative burdens that could delay access or complicate commercialization. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third party payers and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for vonoprazan and any future product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

We expect that these healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize vonoprazan and any future product candidates, if approved. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers, limit patient access, reduce prescribing or require additional discounts, any of which could materially adversely affect our ability to generate revenue, achieve or maintain profitability and successfully commercialize vonoprazan and any future products.

We and any of our third-party manufacturers or suppliers may use potent chemical agents and hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

We and any of our third-party manufacturers or suppliers will use biological materials, potent chemical agents and may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety of the environment. Our operations and the operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our efforts. In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. In the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Although we maintain workers’ compensation insurance for certain costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, and this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials.

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

We currently and may in the future rely on foreign CROs and CMOs, such as Evonik based in Germany and Sandoz based in Austria. Such foreign CROs and CMOs may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase potential therapies. For example, members of the U.S. Congress have introduced bills aimed at commercial supply of pharmaceutical products and the Trump Administration has announced tariffs on certain industries, such as steel and aluminum imports, and the intent to impose additional tariffs for other industries or countries. If these bills become law, or similar laws are passed, or if sanctions applicable to our commercial supply chain are imposed, they would have the potential to severely increase our costs or we may be required to shift manufacturing to other third parties which could be costly and cause supply disruptions which could adversely impact our operations. In addition, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a “biotechnology company of concern” under the U.S. BIOSECURE Act), or if the U.S. or Chinese or other foreign governments take retaliatory actions due to recent or increased tensions between the U.S. and China or other countries, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We are exposed to potential product liability risks that are inherent in the development, manufacturing, marketing, and use of pharmaceutical products. The current and future sale and use of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK, and any other approved products in the future, and the use of product candidates by us in clinical trials, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, distributors, pharmaceutical companies, or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend or settle, and could compromise the market acceptance and commercialization of our products, and, if approved, our future product candidates, and could negatively impair our results of operations and prospects.

Although the clinical trial process and post-marketing surveillance are designed to identify and characterize potential side effects, it is possible that a drug, including an approved product, may be associated with adverse events that were not observed during clinical development or that occur at a greater frequency or severity in broader patient populations or with longer-term use. While VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK have been approved and have been evaluated in clinical trials, additional adverse events or safety signals may be identified through continued clinical experience, post-marketing surveillance or real-world use. If our products or any future product candidates are associated with serious or unexpected adverse events, we could be subject to product liability claims, regulatory actions, labeling changes, additional post-marketing study requirements, restrictions on use, or other actions that could limit or delay commercialization. In addition, physicians and patients may not comply with prescribing information, contraindications or warnings, including limitations on patient populations for whom use may be appropriate, which could increase the risk of adverse events and potential liability.

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

We and others are subject to ongoing adverse event reporting obligations for our approved products and any failure to comply with these requirements could result in regulatory action that would materially harm our business.

The FDA and comparable foreign regulatory authorities require us, Takeda (with respect to products containing vonoprazan) and any of our potential future collaborators, to collect, monitor and report certain information about adverse medical events associated with our approved products. These reporting obligations are subject to detailed regulatory requirements, including strict timelines that are generally triggered by when we or such third parties become aware of an adverse event and the nature and seriousness of the event. We plan to rely, in part, on third parties, including Takeda and any future collaborators, vendors or contract research organizations, to comply with these adverse event reporting requirements. Any failure by us or such third parties to accurately or timely report adverse events, or to maintain adequate pharmacovigilance systems and processes, could result in regulatory actions by the FDA or other regulatory authorities. Such actions may include warning letters, civil monetary penalties, seizure of products, requirements to modify labeling or conduct additional post-marketing studies, restrictions on commercialization, delays in approval of product candidates or, in severe cases, criminal prosecution. Any such actions could materially harm our business, financial condition, results of operations and prospects.

Compliance with applicable data protection, privacy and security laws, regulations, standards and other requirements involves significant expenditure and resources, and any actual or perceived failures by us, our partners or vendors to comply could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous federal, state and foreign laws, regulations, standards and other requirements governing the collection, use, disclosure, retention, security and other processing of personal data, such as information that we may collect in connection with our marketing and sales activities in the U.S. and clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use, share and otherwise process personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws, regulations or standards, our internal policies and procedures or our contracts relating to privacy, security or our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties, material penalties, significant legal liability, changes in how we operate and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

We may become subject to or affected by new or additional data protection, privacy and security laws, regulations, standards and other requirements, and face increased scrutiny or attention from regulatory authorities. For instance, we may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we do not believe that we are directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.. Certain states have also adopted comprehensive and health-specific privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and future potential strategic partners. For example, the CCPA requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in other states, reflecting a trend toward more stringent regulation in the United States of the collection, use, disclosure and other processing of personal information. The enactment of such laws creates the potential for a patchwork of overlapping, but different and potentially conflicting, requirements. As such compliance with applicable laws may be challenging and may involve significant expenditure and resources. Any failure or perceived failure to comply with the requirements of these laws could adversely affect our business, results of operations and financial condition.

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

Given our past sponsorship of clinical trials at sites in Europe and the possibility of future activities, we are also subject to GDPR which impose comprehensive data privacy compliance obligations in relation to processing the personal data of individuals within the EEA and UK. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million / GBP 17.5 million or up to 4% of the annual global revenues of the noncompliant company, whichever is greater.

In addition, the GDPR increases scrutiny of transfers of personal data from the EEA and the UK to the United States and other jurisdictions that the European Commission or UK government respectively, does not recognize as providing an “adequate” level of data protection. Case law from the Court of Justice of the European Union has raised questions regarding the sufficiency of certain transfer mechanisms, including standard contractual clauses, in particular circumstances and requires case-by-case assessments of cross-border transfers. The European Commission has adopted an adequacy decision for the EU-U.S. Data Privacy Framework, or DPF, and the United Kingdom has adopted a corresponding extension; however, the legal landscape governing international data transfers remains complex and subject to ongoing regulatory scrutiny and potential legal challenge. As a result, we expect uncertainty regarding international personal data transfers to continue. If applicable transfer mechanisms are invalidated, restricted or otherwise limited, or if we are unable to comply with evolving regulatory requirements, we could incur additional costs, face complaints, investigations or fines, be required to change vendors or operational practices, or be required to modify how and where we process personal data, any of which could adversely affect our business, financial condition and results of operations.

Our internal information systems, or those of any of our CROs, contract manufacturers, service providers, other contractors or consultants or potential future collaborators, may fail or suffer cybersecurity incidents or breaches, which could result in a material disruption of our product development programs.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business. We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including personally identifiable information, as well as proprietary information belonging to our business such as trade secrets. The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data. Despite the implementation of cybersecurity measures, our internal information systems and those of our current and any future CROs, contract manufacturers, and other service providers, contractors, consultants and collaborators are vulnerable to numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information systems and confidential information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, 'bugs' or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services, alongside damage from natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives, expertise, technique and tools – including artificial intelligence – to circumvent security controls, evade detection and remove forensic evidence. We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. For example, on February 22, 2024, UnitedHealth Group, or UHG, disclosed that a suspected nation-state associated cyber security threat actor had gained access to some of the information technology systems at Change Healthcare, one of UHG’s affiliates that provides numerous services to the healthcare industry such as payment systems, claims submission, benefits verification, and prior authorization. This breach, among other things, disrupted the processing of transactions under our patient co-pay assistance card program, and the ability of certain pharmacies to fill prescriptions, including prescriptions for VOQUEZNA for a period of time. As a result, we were forced to make alternative arrangements in order to facilitate processing of patient co-pay assistance card program transactions. While the Change Healthcare-related disruption was limited in time, a similar incident in the future with Change Healthcare or other service providers could have a material adverse effect on our business and financial condition.

We also face increased cybersecurity risks due to our reliance on internet technology and the increased number of our employees (and employees of our vendors, contractors and other organizations with whom we have formed strategic relationships) who are working remotely, which may create additional opportunities for threat actors to exploit vulnerabilities. Additionally, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity incidents or data breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations, result in the unauthorized access to, disclosure, loss, processing or other compromise of, personal information or individually identifiable health information (violating certain privacy laws such as GDPR) or confidential information, or jeopardize the confidentiality, integrity, or availability of our information systems or any information residing therein, it could result in a material disruption of our commercial operations, development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of certain cybersecurity breaches involving particular personal information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a cybersecurity breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture vonoprazan, and will rely on third parties to manufacture any future product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information systems and personal or confidential information. To the extent that any disruption or cybersecurity incident were to jeopardize the confidentiality, integrity, or availability of our information systems, or result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of vonoprazan and any future product candidates could be delayed, and we could be subject to significant fines, legal claims or proceedings (including class actions), regulatory investigations, enforcement actions, and other penalties or liabilities for any noncompliance to certain privacy and cybersecurity laws. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Our business may be affected by the evolving regulatory framework for AI Technologies

We use artificial intelligence, machine learning and automated decision-making technologies, or collectively, AI Technologies, in certain aspects of our business and may increase our investment in these capabilities over time. The development, implementation and oversight of AI Technologies involve significant risks, including the possibility that AI-generated analyses or recommendations may be inaccurate, incomplete, biased, based on data to which we do not have sufficient rights, or otherwise deficient. AI models may degrade in performance over time, be adversely affected by technical failures or cybersecurity threats, or require substantial resources to maintain and monitor. Our use of AI Technologies may also increase regulatory, data protection, cybersecurity, intellectual property and contractual risks, and may expose us to liability if such technologies are used improperly or in violation of applicable laws.

The legal and regulatory landscape governing AI Technologies is rapidly evolving at the federal, state and international levels, and existing laws may be interpreted in ways that affect our use of these technologies. Compliance with new or changing requirements may require us to modify our practices, incur significant costs, or limit our use of AI Technologies in certain jurisdictions. If we fail to appropriately manage the risks associated with AI Technologies or comply with applicable laws and regulations, our business, reputation, financial condition and results of operations could be adversely affected.

Our employees and independent contractors, including consultants, vendor, principal investigators and CROs, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees and independent contractors, including consultants, vendors, principal investigators or CROs, may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate applicable laws or regulations, including: (i) the laws and regulations of the FDA and other similar regulatory bodies, (ii) manufacturing standards, including cGMP and similar requirements, (iii) federal and state healthcare, security, fraud and abuse laws, data privacy and cybersecurity laws, and (iv) laws and regulations requiring the true, complete and accurate reporting of financial information, pricing data or other required disclosures. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of commercial activities, patient access programs, reimbursement support, sales and marketing activities, or clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We could face criminal liability and other serious consequences for violations, which could harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We have engaged, and may engage in the future, third parties for clinical trials outside of the United States, and may engage third parties to develop and, if approved, sell our products in the territories outside the United States to which we have rights, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. Accordingly, although we may not undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

Risks Related to Our Intellectual Property

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our approved products and any future product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our approved products or any future product candidates, our competitive position could be harmed. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad to the extent we believe such patent protection will be important to our business. We do not own any issued patents at this time. We currently own one pending patent application. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending patent applications from third parties. We have in-licensed from Takeda a number of United States, European, and Canadian patents and patent applications relating to the compound vonoprazan as well as the use and manufacture of vonoprazan products.

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

We are a party to the Takeda License under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future with other third parties. The Takeda License imposes, and we expect that any future license agreements where we in-license intellectual property, will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Additionally, if a future license agreement includes a sublicense from a third party who is not the original licensor of the intellectual property at issue, then we must rely on our direct licensor to comply with its obligations under the primary license agreements under which such licensor obtained rights in the applicable intellectual property, where we may have no relationship with the original licensor of such rights. If such a licensor fails to comply with its obligations under its upstream license agreement, the original third-party licensor may have the right to terminate the original license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all, which may impact our ability to continue to develop and commercialize any products and product candidates incorporating the relevant intellectual property.

We may need to obtain further licenses from third parties to advance our research or continue commercialization of vonoprazan and any future product candidates, and we cannot provide any assurances that third-party patents do not exist which might be enforced against vonoprazan and any future product candidates in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products and product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

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

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own in the future or license currently issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any future patents that we own or license, now or in the future, may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether vonoprazan or any future product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our future patents or the patents of our current and future licensors by developing similar or alternative technologies, processes, formulations or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

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

In addition to patent exclusivity, the successful commercialization of our products also depends, in part, on our ability to obtain and maintain periods of non-patent regulatory exclusivity. In May 2021, the FDA granted qualified infectious disease product, or QIDP, designations to vonoprazan in combination with both amoxicillin capsules and clarithromycin tablets, and with amoxicillin capsules alone, respectively, for the treatment of H. pylori infection. On May 3, 2022, the FDA approved our NDAs for these products, branded as VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK, respectively. Because these products contained the active moiety vonoprazan, which had not previously been approved, the approvals triggered the standard five-year period of NCE exclusivity. In addition, because the products were designated as QIDPs, that five-year NCE exclusivity period was extended by an additional five years pursuant to the GAIN Act, resulting in a total of ten years of NCE exclusivity through May 3, 2032. In November 2023, we received approval for VOQUEZNA tablets, which also contain vonoprazan. The FDA has interpreted NCE exclusivity to preclude FDA from accepting abbreviated new drug applications, or ANDAs, or certain new drug applications submitted under Section 505(b)(2) of the FDCA containing the same active moiety as the applicable approved active moiety. On June 16, 2025, we announced that, following our Citizen Petition, FDA updated the Orange Book listing for VOQUEZNA tablets, which contain the same active moiety as VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL to reflect the same total ten-year period of NCE exclusivity, consisting of the standard five-year NCE exclusivity period plus the five-year GAIN Act extension, through May 3, 2032. Patent protections listed in the Orange Book are distinct from regulatory exclusivities and generally do not prevent the FDA from accepting ANDAs or 505(b)(2) NDAs, but may delay approval or result in litigation depending on the certifications made by the applicant.

The patent protection and patent prosecution for vonoprazan or any future product candidates may be dependent on third parties.

We may rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under certain current and future license agreements, such as the Takeda License. Under such arrangements, we may not have primary control over these activities for certain of licensed patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. In addition, our current and future licensors may not be fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, which could compromise such patent rights. We may in the future enter into license agreements where the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If any of our licensors or any of our future licensors or future collaborators fail to appropriately prosecute and maintain patent protection for patents covering our approved products or any future product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our VOQUEZNA products and any future product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO and/ or foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our VOQUEZNA products and any future product candidates.

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our VOQUEZNA products and any future product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patents that may be infringed by commercialization of our VOQUEZNA products and any future product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our VOQUEZNA products and any future product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

•
result in costly litigation that may cause negative publicity;
•
divert the time and attention of our technical personnel and management;
•
cause development delays;
•
prevent us from continuing to commercialize, VOQUEZNA (and/or other approved products containing vonoprazan), and any future product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
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

Although no third party has asserted a claim of patent infringement against us as of the date of this annual report, others may hold proprietary rights that could prevent our VOQUEZNA products and any future product candidates from being marketed.

Any patent-related legal action against us claiming damages and seeking to enjoin activities relating to our VOQUEZNA products and any future product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market such products and any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our VOQUEZNA products and any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from commercializing our VOQUEZNA products and any future product candidates, which could harm our business, financial condition and operating results.

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

Because our development programs may in the future require the use of proprietary rights held by other third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our approved products and any future product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of that program and our business and financial condition could suffer.

We may be involved in lawsuits to protect or enforce our future patents or the patents of our current and future licensors, which could be expensive, time consuming and unsuccessful. Further, our future issued patents or the patents of our current and future licensors could be found invalid or unenforceable if challenged in court.

Competitors may infringe our intellectual property rights or those of our current and future licensors. To prevent infringement or unauthorized use, we and/or any such licensors may be required to file infringement claims, which can be expensive and time consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our current and future licensors were to initiate legal proceedings against a third party to enforce a patent directed at our VOQUEZNA products and any future product candidates, the defendant could counterclaim that our patent or the patent of our current or future licensor is invalid and/or unenforceable in whole or in part. In patent litigation, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our product candidates, which could have a material adverse effect on our business.

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

In 2012, the European patent “Unitary Patent” and Unified Patent Court, or UPC, framework was adopted to create a new court system for litigation involving European patents. The UPC began operating on June 1, 2023 and has become a common forum for challenging patents in the pharmaceutical space. The UPC provides a forum in which competitors may seek centralized revocation of our European patents and may seek injunctions with effect across multiple participating jurisdictions, which could adversely affect our business and our ability to commercialize our products. During a transitional period, actions concerning traditional European patents may be brought either before the UPC or national courts. Proprietors (or applicants) of certain European patents and applications may also elect to opt out of the UPC’s jurisdiction for the life of the patent, unless an action has already been brought before the UPC, but doing so could limit our ability to take advantage of the UPC system. If we do not meet the applicable procedural requirements for an effective opt-out, our European patents could remain subject to UPC jurisdiction.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Although certain extensions or adjustments may be available, they are not guaranteed and may not be sufficient to meaningfully extend the commercial life of a patent. Even if patents covering our current products including VOQUEZNA and any future product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of product candidates, patents protecting our current products and any future product candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for any future product candidates, our business may be materially harmed.

Based on the first marketing approval by the FDA for a product, the product may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch- Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements, or the government may disagree that the patent term extension should apply to a particular product. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. For more information regarding our patent term extensions for our patents, see the section entitled “Business—Intellectual Property.”

We may not be able to protect our intellectual property rights throughout our licensed territories.

Although we have issued patents and pending patent applications in the United States and certain other countries in which we intend to commercialize our products, filing, prosecuting and defending patents in all relevant countries throughout our licensed territories could be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our approved products or any future product candidates, and our patents, the patents of our current and future licensors or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As is common in the biopharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in our activities. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biopharmaceutical companies including our competitors or potential competitors. We may become subject to claims that we, our employees or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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
•
disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our current or any product candidates or that results in costly litigation or arbitration that diverts management attention and resources;
•
collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product or product candidate;
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

The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. Our common stock has a limited trading history and the market price has fluctuated widely, and may in the future fluctuate widely, depending upon many factors such as those discussed in this “Risk Factors” section and many others, some of which are beyond our control, including the following:

•
achievement of expected product sales, market acceptance and profitability for VOQUEZNA and any future products;
•
changes in coverage, reimbursement, utilization management or pricing policies affecting VOQUEZNA and any future products, including changes in the structure of healthcare payment systems;
•
manufacturing, supply or distribution delays or shortages;
•
any changes to our relationships with manufacturers, suppliers, licensors, future collaborators or other strategic partners;
•
innovations, new products or generic alternatives introduced by our competitors;
•
market conditions in the biopharmaceutical sector and the issuance of securities analysts’ reports or recommendations;
•
establishment of short positions by holders or non-holders of our common stock;
•
a relatively low-volume trading market for our shares of common stock that could cause trades of small blocks of shares to have a significant impact on the price of our shares of common stock;
•
sales of our common stock by insiders or other stockholders;
•
variations in our financial results or those of companies that are perceived to be similar to us;
•
an inability to obtain additional funding on acceptable terms or at all;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
additional regulatory approvals of vonoprazan or any future product candidates, limitations on approved labeling or patient populations, or changes or delays in regulatory review processes that affect commercialization;
•
regulatory developments in the United States and foreign countries;
•
our ability to enroll patients in our ongoing and any future clinical trials and to generate data to support additional indications or formulations;
•
results of our clinical trials or other clinical studies, including studies supporting additional indications or formulations, as well as clinical results reported by Takeda, our competitors or other companies in our market sector;
•
the success or failure of our efforts to acquire, license or develop additional product candidates;
•
any termination or loss of rights under the Takeda License;
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

We have ceased to qualify as a smaller reporting company in 2026, and as a result we are subject to increased reporting, compliance and internal control requirements, which may increase our costs and strain management resources.

As of January 1, 2026, we no longer qualify as a smaller reporting company under the U.S. securities laws. As a result, we will be subject to expanded disclosure requirements, accelerated filing deadlines, and increased compliance obligations under the Securities Exchange Act of 1934, including, over time, the requirement that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

These requirements will increase our legal, accounting, compliance and internal control costs and require significant management time and attention. We may need to implement additional systems, procedures and controls to maintain compliance, and we may need to hire additional personnel or engage additional third-party advisors. If we are unable to effectively manage these increased requirements, or if we experience material weaknesses in our internal controls, our ability to timely file required reports, our financial reporting reliability and investor confidence in our company could be adversely affected, which could negatively impact our stock price.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely, and expect to continue to rely, on third-party manufacturers to produce vonoprazan, including VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK and any future product candidates. Our ability to obtain commercial and clinical supplies of vonoprazan and any future product candidates could be disrupted if the operations of these suppliers were affected by a manmade or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Our business may be adversely affected by epidemics, pandemics or other public health emergencies.

Epidemics, pandemics or other public health emergencies could adversely affect our business, financial condition and results of operations. Such events may disrupt economic activity globally and could materially impact our operations, including by limiting access to healthcare providers and patients, reducing in-person promotional activities, disrupting manufacturing or supply chains for our products, delaying regulatory reviews or inspections, constraining our workforce or that of our third-party manufacturers, CROs, suppliers or service providers, and impairing our ability to raise capital or access the financial markets on acceptable terms.

Public health emergencies may also result in governmental actions, travel restrictions, workplace closures or other mitigation measures that could adversely affect our commercial execution, distribution of our products or demand for our products. While the impact of any future public health emergency is difficult to predict, such events could materially impair our ability to successfully commercialize our approved products, pursue development activities or otherwise operate our business, and could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess and report on the effectiveness of our internal control over financial reporting. Beginning with fiscal year 2026, as a result of our filer status, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing internal control over financial reporting are complex and require significant documentation, testing, oversight and ongoing evaluation. Compliance with these requirements places significant demands on management, finance, accounting and internal audit resources and may increase our costs. As we continue to scale our operations and commercial activities, the risk of deficiencies in our internal control environment may increase. There can be no assurance that we will be able to maintain effective internal control over financial reporting on a timely basis or at all. In the future, we may identify material weaknesses or significant deficiencies in our internal control over financial reporting, including as a result of changes in business processes, personnel, systems or increased transaction volume. Any failure to maintain effective internal control over financial reporting could impair our ability to accurately report our financial condition, results of operations or cash flows. If we or our independent registered public accounting firm are unable to conclude that our internal control over financial reporting is effective, or if we are required to remediate material weaknesses, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could become subject to increased regulatory scrutiny, enforcement actions or limitations on our ability to access the capital markets.

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

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF. This means that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. This does not mean, however, that we meet any technical standards, specifications, or requirements.

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

• cybersecurity awareness training of our employees, including incident response personnel and senior management;

•
artificial intelligence based managed detection and response system that provides 24×7 monitoring of our networks, endpoints, and cloud environments; alerts from this system are handled by an external 24x7 staff that reviews the alerts and acts where necessary;

• a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

• a third-party risk management evaluation process for key service providers, based on our assessment of their criticality to our operations and respective risk profile.

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

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee, or Committee, oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program. The Committee receives periodic reports from management on our cybersecurity risks. In addition, management is required to update the Committee where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives periodic briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Vice President, Information Technology, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, led by our Vice President of Information Technology, is responsible for managing and directing day-to-day assessment and management of materials risks from cybersecurity threats, including oversight of our cybersecurity tools, controls and strategies to protect organization assets, networks and data. The Vice President of Information Technology has primary responsibility for our overall cybersecurity risk management program and supervises both our internal IT personnel and our retained external cybersecurity consultants. The Vice President of Information Technology has over 25 years of experience in information technology.

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

Holders of Common Stock

As of February 23, 2026, there were 78,798,712 shares of our common stock outstanding held by approximately 56 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Overview

We are a commercial-stage biopharmaceutical company focused on commercializing and developing novel treatments for gastrointestinal, or GI, diseases. Our approved products, VOQUEZNA®, VOQUEZNA® DUAL PAK® and VOQUEZNA® TRIPLE PAK®, contain vonoprazan, an oral small molecule potassium-competitive acid blocker, or PCAB. PCABs are a novel class of molecules that block acid secretion in the stomach. VOQUEZNA is the only PCAB currently approved for marketing and sale in the United States.

We began U.S. commercialization of VOQUEZNA for the treatment of erosive gastroesophageal reflux disease, or Erosive GERD, and Helicobacter pylori, or H. pylori, infection, and VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK for the treatment of H. pylori infection, in November 2023. The U.S. Food and Drug Administration, or FDA, approved VOQUEZNA for the relief of heartburn associated with Non-Erosive GERD, the largest category of GERD, in July 2024.

Vonoprazan was originally developed by Takeda Pharmaceutical Company Limited, or Takeda, and is marketed in multiple countries outside the United States. We licensed U.S., European and Canadian rights to vonoprazan from Takeda in 2019. We are independently commercializing VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK in the United States.

During the year ended December 31, 2025, we generated increased revenues from sales of our VOQUEZNA products compared to the prior year, reflecting continued execution of our U.S. commercial strategy. The majority of our 2025 revenue was derived from sales of VOQUEZNA. During this period, we also experienced growth in prescription volume and prescriber adoption, with most prescriptions written for GERD indications. As of February 13, 2026, over 1.1 million prescriptions for VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK have been filled since launch. We continue to have broad commercial coverage for VOQUEZNA, with access for over 120 million, or over 80%, of U.S. commercial lives. Our commercial efforts are supported by a targeted sales force and continued focus on prescriber engagement and payer access.

In May 2021, the FDA granted qualified infectious disease product, or QIDP, designation to VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK, resulting in an extension of the five-year new chemical entity, or NCE, exclusivity by an additional five years. In December 2024, we submitted a citizen petition requesting that the FDA update the Orange Book listing for VOQUEZNA to reflect the same ten-year period of NCE exclusivity applicable to VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK. In June 2025, the FDA granted the petition and updated the Orange Book listing for VOQUEZNA to reflect the ten-year period of NCE exclusivity for vonoprazan. As a result, all three VOQUEZNA products now have NCE exclusivity extending through May 3, 2032.

In the fourth quarter of 2025, we initiated a Phase 2 clinical trial evaluating vonoprazan in the treatment of adults with eosinophilic esophagitis, or EoE. While our current focus is on continued U.S. commercialization of VOQUEZNA products for GERD and H. pylori, we are also selectively pursuing life-cycle management opportunities for vonoprazan. We may also explore the potential for vonoprazan in Europe and Canada, as well as opportunities to in-license or acquire additional clinical or commercial-stage product candidates for GI diseases.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing vonoprazan, meeting with regulatory authorities, managing our clinical trials of vonoprazan, preparing for commercialization of our products containing vonoprazan, commercially launching our approved products in the U.S., and providing other selling, general and administrative support for our operations. Our operations to date have been funded primarily through commercial bank debt, our revenue interest financing debt and various equity offerings, including our at-the-market offerings. From our inception through December 31, 2025, we sold 34,737,032 shares of our common stock and 2,608,922 pre-funded warrants, generating net proceeds of approximately $543.3 million, after deducting underwriting discounts, commissions and offering costs. In January 2026, we sold 6,875,000 shares of our common stock, or our January 2026 Offering, at a price of $16.00 per share and pre-funded warrants to purchase 1,250,078 shares of our common stock at a price of $15.999 per pre-funded warrant for total gross proceeds of $130.0 million or $122.2 million of net proceeds after deducting underwriting discounts, commissions and offering costs.

As of December 31, 2025, we had cash and cash equivalents of $130.0 million. Based on our current operating plan, we believe that our existing cash and cash equivalents together with anticipated product revenues and the $122.2 million of net proceeds from our January 2026 offering, are sufficient to fund operations for at least the next twelve months and will be sufficient to enable us to reach operating profitability beginning in the third quarter of 2026, excluding stock-based compensation. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize VOQUEZNA, develop vonoprazan for additional indications or formulations or develop or any future product candidates.

Since inception, we have incurred significant operating losses. Our net loss was $221.2 million and $334.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1.5 billion. Despite our plans and expectations, we could continue to incur operating losses for the foreseeable future. If we do not achieve our goals, it could be several years, if ever, before our current products or potential future product candidates, if successfully developed and approved, generate significant revenues to offset these operating losses. As a result, we are uncertain if we will achieve profitability on our current expected timeline, if at all, and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

Restructuring

In May 2025, we implemented a cost reduction and organizational restructuring plan to reduce cash burn and focus resources on commercial execution. In connection with the restructuring, our workforce was reduced by 26 employees, or approximately 6%, including certain leadership changes all designed to right-size the organization. During the year ended December 31, 2025, total restructuring charges incurred were $9.2 million consisting of one-time termination benefits to affected employees for severance, non-cash stock-based compensation costs, healthcare benefits and outplacement assistance. As of December 31, 2025, approximately $0.5 million of restructuring related accruals remain on our balance sheet.

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

We paid Takeda upfront consideration consisting of a cash fee of $25 million, 1,084,000 shares of our common stock, a warrant to purchase 7,588,000 shares of our common stock at an exercise price of $0.00004613 per share, or the Takeda Warrant, and issued Takeda a right to receive an additional common stock warrant, or the Takeda Warrant Right, if Takeda’s fully-diluted ownership of the Company represented less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately prior to the closing of our IPO. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of our IPO, and no additional warrant was issued. We agreed to make milestone payments to Takeda upon achieving certain tiered aggregate annual net sales of licensed products in the United States, Europe and Canada up to a total maximum milestone amount of $250 million. We also agreed to make tiered royalty payments at percentages averaging in the low double digits on net sales of licensed products, subject to specified offsets and reductions. Royalties will be payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 15 years following first commercial sale in such country. We currently pay royalties to Takeda on sales of VOQUEZNA tablets, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK in the U.S. During the years ended December 31, 2025 and 2024, we recorded $17.5 million and $5.5 million, respectively, of royalty expense under the Takeda License, of which $5.8 million is included within accrued expenses as of December 31, 2025.

Components of Results of Operations

Revenue

We began to recognize revenue from product sales, net of rebates, chargebacks, discounts, and other adjustments, in November 2023 in conjunction with the commercial launch of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK in the United States.

Cost of Revenue

Cost of revenue includes the cost of producing and distributing inventories that are related to product sales. This also includes royalties payable to Takeda, pursuant to the Takeda License Agreement (Refer to Note 3 Commitments and Contingencies for further details). In addition, shipping and handling costs for product sales are recorded as incurred. Cost of revenue also includes costs related to excess or obsolete inventory adjustment charges.

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
•
Personnel related expenses: salaries, payroll taxes, employee benefits, and restructuring expenses in 2025;
•
Chemistry manufacturing and controls, or CMC, expenses: costs related to the manufacturing of vonoprazan for our clinical trials;
•
Consulting, professional and other costs: external costs related to consulting and professional services and other research costs incurred; and
•
Stock-based compensation expenses: stock-based compensation expense recognized for those individuals involved in research and development efforts including for any restructuring expenses in 2025.

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Clinical development and regulatory	$10,491	$10,877
Personnel related	11,166	11,909
Chemistry manufacturing and controls	3,179	4,090
Consulting, professional and other costs	1,080	1,639
Stock-based compensation	6,864	5,567
Total research and development expenses	$32,780	$34,082

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

Selling, General and Administrative

Selling, general and administrative expenses consist of salaries and employee-related costs, including stock-based compensation, for personnel in commercial, executive, finance, accounting, legal, human resources and other administrative functions, restructuring expenses in 2025, legal fees relating to intellectual property and corporate matters, and professional fees for accounting and consulting services.

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

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	Change
Product revenue, net	$175,110	$55,252	$119,858
Cost of revenue	22,599	7,973	14,626
Gross profit	152,511	47,279	105,232
Operating expenses:
Research and development	32,780	34,082	(1,302)
Selling, general and administrative	279,717	290,664	(10,947)
Total operating expenses	312,497	324,746	(12,249)
Loss from operations	(159,986)	(277,467)	117,481
Other (expense) income:
Interest income	7,044	15,158	(8,114)
Interest expense	(68,115)	(72,009)	3,894
Other expense, net	(190)	(8)	(182)
Total other expense	(61,261)	(56,859)	(4,402)
Net loss	$(221,247)	$(334,326)	$113,079

Revenue. Product revenues were $175.1 million and $55.3 million for the years ended December 31, 2025 and 2024, respectively, related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which was launched during the fourth quarter of 2023.

Cost of Revenue. Cost of revenue was $22.6 million and $8.0 million for the years ended December 31, 2025 and 2024, respectively. The increase of $14.6 million was due to the increase in revenues for the year ended December 31, 2025 as well as an increase in Takeda royalty payments.

Research and Development Expenses. Research and development expenses were $32.8 million and $34.1 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $1.3 million consists of $2.6 million of lower CMC costs, clinical and regulatory costs, and lower project and consulting costs, partially offset by $1.3 million related to higher stock-based compensation expense due to restructuring charges.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $279.7 million and $290.7 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $11.0 million was due to decreases of $19.1 million of commercial related promotional expenses in support of launching VOQUEZNA and a decrease of $0.2 million in consulting expenses, partially offset by an increase of $8.3 million in personnel-related expenses primarily due to $7.3 million of restructuring charges.

Other Income (Expense). Other expense of $61.3 million for the year ended December 31, 2025 consisted of $68.1 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $7.0 million of interest income related to cash held in money market funds. Other expense of $56.9 million for the year ended December 31, 2024 consisted of $72.0 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $15.1 million of interest income related to cash held in money market funds.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and while we expect to continue to incur a net loss in the near term, we anticipate achieving operating profitability beginning in the third quarter of 2026, excluding stock-based compensation. As of December 31, 2025, we had cash and cash equivalents of $130.0 million and received $122.2 million of net proceeds from our January 2026 offering.

Loan Agreement with Hercules

On September 17, 2021, or the Closing Date, we entered into the Loan Agreement with Hercules (in such capacity, the Agent or Hercules), as administrative agent and collateral agent and as a lender and the other financial institutions that from time to time become parties to the Loan Agreement as lenders (collectively, the Lenders). We’ve entered into several amendments to the Loan Agreement which are described below, most recently in February 2026.

The Loan Agreement originally provided for term loans in an aggregate principal amount of up to $200 million, or the Term Loan, under multiple tranches. The tranches consisted of (i) a first tranche consisting of term loans in an aggregate principal amount of $100 million, all of which was funded on the Closing Date, or the First Advance, (ii) a second tranche consisting of up to an additional $50 million, (iii) a third and fourth tranches consisting of an additional total $50 million, which became available to us in May 2022.

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

On December 14, 2023, we entered into a Fourth Amendment to Loan and Security Agreement, or the Fourth Loan Amendment, with the lenders, which, among other things, (i) increased the aggregate principal amount of the term loans from $200 million to $300 million; (ii) provided for the possibility of accessing the $200 million commitment through five additional tranches referred to as tranches 2 through 6, which are available subject to certain milestones and conditions: (a) Tranche 2: $50 million, $40 million of which was funded on December 14, 2023, available through March 15, 2024, (b) Tranche 3: $25 million available through June 15, 2024, (c) Tranche 4: $25 million available through December 15, 2024, (d) Tranche 5: $50 million available, subject to the achievement of a specified revenue milestone, through June 30, 2025 and which we did not draw down, and (e) Tranche 6: $50 million available, subject to the achievement of a specified revenue milestone, through December 31, 2025 and which we did not draw down; (iii) extended the interest only period and the maturity date from October 2026 to December 2027, (iv) reduced the cash interest rate from 10.75% (floating annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% to 9.85% (floating rate based on the greater of (a) 9.85% or (b) US WSJ Prime + 1.35%), provided that the cash interest rate shall be capped at 10.35% and upon us achieving the certain milestones, the cash interest shall be decreased by 0.35%, and (v) decreased the payment-in-kind interest rate from 3.35% per annum to 2.15% per annum. In connection with the Fourth Loan Amendment, an amendment fee of $250,000 was paid to the Agent and was recorded as a debt discount and being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

As amended through the Fourth Amendment, the Term Loan had a maturity date of December 1, 2027. As of December 31, 2025, the Term Loan bore (i) cash interest at a variable annual rate equal to the greater of (a) 9.85% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 1.35%, or the Interest Rate, and (ii) payment-in-kind interest at a per annum rate of interest equal to 2.15%. We may make payments of interest only through the maturity date of the Term Loan. After the interest-only period, the principal balance and related interest will be required to be repaid in full on the maturity date.

In addition, under the Fourth Amendment, we were obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee of $7.5 million for the first Term Loan Advance was amended to become payable on October 1, 2026, and has been recorded within other current liabilities as of December 31, 2025. The remaining aggregate $4.0 million of final payment fees includes $2.5 million for the second Term Loan Advance, $0.8 million for the third Term Loan Advance, and $0.7 million for the fourth Term Loan Advance and have been recorded within other long-term liabilities as of December 31, 2025.

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

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including financial covenants. The financial covenants under the Fourth Loan Amendment included (i) a minimum cash covenant and (ii) a performance covenant as follows:

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

As of December 31, 2025, we were in compliance with all applicable covenants under the Loan Agreement.

On February 25, 2026, or the Fifth Amendment Closing Date, we entered into the Fifth Amendment to the Loan and Security Agreement, or the Fifth Loan Amendment, with the lenders, which, among other things, (i) provides for a new term loan tranche of $175 million, the proceeds of which, along with cash on our balance sheet, were used to repay in full the existing secured obligations outstanding under the Loan Agreement, including principal, capitalized payment-in-kind interest, existing final fee payments, and any applicable prepayment fees, (ii) provides for an additional loan tranche of up to $25 million which shall be available to us at the lenders’ discretion, (iii) extends the maturity date from December 1, 2027 to February 1, 2029, subject to further extension to December 1, 2030 upon the achievement of a specified revenue milestone and subject to a certain pro forma liquidity test; (iv) extends the interest only period from October 2026 to December 2027, thereafter, monthly payment of interest and 2.5% of the original principal amount advanced through the maturity date, with any remaining payments to be repaid in full on the maturity date, (v) changes the cash interest rate to 9.85% (floating rate based on the greater of (a) US WSJ Prime + 3.10% or (b) 9.85%, (vi) eliminates the payment-in-kind interest rate of 2.15% per annum, (vii) amends the prepayment charge, which is a percentage of the principal amount actually advanced under the Term Loans under the Fifth Loan Amendment, or each a Term Loan Advance and together, the Term Loan Advances, as follows: (a) if the Term Loan Advances are prepaid after the Fifth Amendment Closing Date but prior to the twelfth month anniversary of the Fifth Amendment Closing Date, 2.50%; (b) if the Term Loan Advances are prepaid on or after the twelfth month anniversary of the Fifth Amendment Closing Date but prior to the twenty-fourth month anniversary of the Fifth Amendment Closing Date, 2.00%; (c) if the Term Loan Advances are prepaid on or after the twenty-fourth month anniversary of the Fifth Amendment Closing Date but prior to the thirty-sixth month anniversary of the Fifth Amendment Closing Date, 1.50%; (d) thereafter, 1.00%; and (viii) provides for a new final payment fee which is as a percentage of the Term Loan Advances so prepaid, as follows: (a) if the Term Loan Advances are repaid prior to September 2027, 1.25%; (b) if the Term Loan Advances are repaid after September 1, 2027 but on or prior to February 1, 2029, 2.00%; (c) if the Term Loan Advances are repaid after February 1, 2029 but on or prior to January 1, 2030, 3.00%, and (d) if the Term Loan Advances are repaid after January 1, 2030, 3.50%.

In addition, the financial covenants under the Fifth Loan Amendment include (i) a minimum cash covenant and (ii) a performance covenant, as follows:

i.
Minimum cash covenant - We must maintain a minimum cash balance of 20% of the outstanding principal balance at all times, which will decrease to 15% of the outstanding principal amount upon us reporting and maintaining $75 million of trailing three months net product revenue.
ii.
Performance covenant - Beginning on the Fifth Amendment Closing Date and all times there after we must satisfy any one of the following:
a.
Market capitalization exceeding $900 million;
b.
Minimum cash balance of 50% of the outstanding principal amount of term loans, which will decrease to 40% upon achieving $65 million of trailing three months nets product revenue, and to 30% upon achieving $85 million, of trailing three months net product revenue; or
c.
Trailing three months net product revenue equal to 75% of projected revenue in 2026 and 70% of projected revenue in 2027 and beyond, tested on a quarterly basis.

In connection with the Fifth Loan Amendment, the existing final fee payments under the Loan and Security Agreement in the aggregate amount of $11.5 million were fully paid to Agent and a facility fee of $1.8 million was also paid to the Agent.

Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by Hercules, as collateral agent.

As collateral for the obligations, we granted Hercules a senior security interest in all of our right, title, and interest in, to and under substantially all of our property, inclusive of intellectual property.

In connection with the entry into the Loan Agreement, we issued to Hercules a warrant, or the Warrant, to purchase a number of shares of our common stock equal to 2.5% of the aggregate amount of the Term Loan advances funded, and will issue to Hercules additional warrants when future Term Loan advances are funded. On the Closing Date, we issued a Warrant for 74,782 shares of common stock. The Warrant is exercisable for a period of seven years from the date of issuance at a per-share exercise price equal to $33.43, which was the closing price of our common stock on September 16, 2021. In connection with the entry into the Third Loan Amendment, we amended the form of warrants to be issued upon drawdowns of future tranches such that the exercise price of such warrants shall be equal to the lesser (i) of $11.6783, which was the trailing ten-day VWAP prior to entering into the Third Loan Amendment and (ii) the trailing ten-day VWAP preceding the date on which we drawdown future tranches. In connection with the entry into the Fourth Amendment, we eliminated the warrant agreement for all future tranches. The Warrant issued with the initial tranche was not modified as part of these amendments. The exercise price and terms of the outstanding Warrant remain unchanged.

The initial $1.3 million fair value of the Warrant, the $11.5 million final interest payment fees and $4.6 million of debt issuance costs have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan.

Revenue Interest Financing Agreement

On May 3, 2022, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules, together with NQ and Sagard, or the Initial Investors, pursuant to which we had the right to receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, we received $100 million at the initial closing and received an additional $160 million upon FDA approval of vonoprazan for treatment of Erosive GERD in the fourth quarter of 2023. Additionally, on October 31, 2022, we entered into a Joinder and Waiver Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules in its capacity as administrative agent and collateral agent for itself and the lenders under that certain Loan Agreement, or the Joinder Agreement, in respect of the Revenue Interest Financing Agreement. Under the terms of the Joinder Agreement, we received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, in the fourth quarter of 2023 and provided for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their right of first offer for any Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount. As of December 31, 2025, no additional funding is available under the Revenue Interest Financing Agreement.

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

Additionally, under the terms of Revenue Interest Financing Agreement, we are subject to a minimum cash covenant of at least (a) beginning on the date that the Hercules Loan Agreement is terminated and each day thereafter until September 30, 2026, $30 million, and (b) beginning on October 1, 2026 and on each day thereafter until September 30, 2029, a certain percentage of the minimum cash reference amount defined as the difference between the Investment Amount and the amount of all royalty payments received by the Investors as of each such date as follows: (i) 50% from October 1, 2026 to September 30, 2027 (ii) 75% from October 1, 2027 to September 30, 2028, and (iii) 100% from October 1, 2028 to September 30, 2029. As of December 31, 2025, we are in compliance with all applicable covenants under the Revenue Interest Financing Agreement.

At-the-Market-Offerings

In November 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, we filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock through the Sales Agent, or the 2023 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. No shares were sold under the Sales Agreement during the years ended December 31, 2025 and 2024. As of December 31, 2025, all of the available $150 million under the 2023 ATM Offering remains available.

Underwritten Public Offerings

On January 9, 2026, we sold 6,875,000 shares of common stock at a price of $16.00 per share and pre-funded warrants to purchase 1,250,078 shares of common stock at a price of $15.999 per pre-funded warrant for total gross proceeds of $130.0 million, before deducting underwriting discounts, commissions and offering costs. The net purchase price after deducting the underwriting discounts and commissions and other offering expenses, was $15.04 per share or net proceeds of $122.2 million.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with anticipated product revenues and the $122.2 million of net proceeds from our January 2026 offering, are sufficient to fund operations for at least the next twelve months. However, our forecast of the period of time through which our financial resources may be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be inaccurate, and we could deplete our capital resources sooner than we expect based on the amount and timing of product sales and operating expenses, among other factors. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in ongoing and future trials is uncertain.

Our future capital requirements will depend on many factors, including:

•
our ability to achieve and maintain market acceptance, market share, coverage, reimbursement and revenues from sales of VOQUEZNA in its approved GERD indications, and patients’ willingness to pay out-of-pocket in the absence of coverage and/or adequate reimbursement from third-party payers;
•
the costs of sales and marketing activities in support of the continued commercial launch of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK, or any future product candidates we may choose to pursue, if successfully developed and approved;
•
the costs, timing and availability of manufacturing for vonoprazan as well as the costs of manufacturing for any potential product candidates we may pursue in the future;
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
•
the timing of market introduction, profile and impact of competitive products;
•
the costs associated with hiring additional personnel and consultants as our business grows and enhancing our operational systems;
•
the timing and amount of the milestone or other payments we must make to Takeda and any future licensors;
•
the timing and impact of our obligations under our Loan and Security Agreement with Hercules Capital, Inc., and our Revenue Interest Financing Agreement; and
•
the costs associated with building a portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies, including the terms and timing of establishing and maintaining future collaborations, licenses and other similar arrangement and the costs associated with development of any products or technologies that we may in-license or acquire.

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

Including our existing cash and cash equivalents, we believe that we have sufficient working capital on hand to fund operations such that there is no substantial doubt as to our ability to continue as a going concern at the date the audited financial statements were issued. There can be no assurance that we will be successful in acquiring additional funding, that our projections of future revenues or working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(166,775)	$(266,770)	$99,995
Investing activities	(229)	(135)	(94)
Financing activities	(288)	182,774	(183,062)
Net decrease in cash	$(167,292)	$(84,131)	$(83,161)

Operating Activities

Net cash used in operating activities was approximately $166.8 million and $266.8 million for the years ended December 31, 2025 and 2024, respectively. The net cash used in operating activities for the year ended December 31, 2025 was due to approximately $154.4 million spent on ongoing research and development and selling, general and administrative activities and a $12.4 million net change in operating assets and liabilities. The net change in operating assets and liabilities is related to a $34.4 million increase in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), a $5.5 million decrease in prepaid assets and other current assets, and a $52.3 million increase in accounts receivable, inventory, and other long-term assets. The net cash used in operating activities for the year ended December 31, 2024 was due to approximately $251.5 million spent on ongoing research and development and selling, general and administrative activities and a $15.3 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $35.7 million increase in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), and a $51.0 million increase in accounts receivable, inventory, and prepaid assets and other current assets in support of our growth and continued launch of our commercial products.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2025 and 2024 was related to payments for acquiring property and equipment.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2025 was $0.3 million primarily related to $1.9 million payments of employee tax obligations related to vesting of PSUs and RSUs offset by $1.6 million of proceeds from the issuance of common stock from exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2024 was $182.8 million, primarily related to $59.4 million of net proceeds from the issuance of debt under our Loan Agreement, $121.8 million of net proceeds from issuance of common stock and pre-funded warrants in connection with the underwritten public offering completed in August 2024, and $1.6 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

On December 30, 2020, we entered into a Supply and Packaging Services Agreement with Sandoz, pursuant to which Sandoz has agreed to supply commercial quantities of amoxicillin capsules and clarithromycin tablets, to package these antibiotics with vonoprazan, in finished convenience packs, and to supply us with these convenience packs. The supply agreement commits us to a minimum purchase obligation of approximately $3.2 million during the first 24-month period following the launch of the final product. We have incurred $1.7 million and $0.3 million of expenses under the agreement during each of the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, €1.2 million, or approximately $1.4 million, remains of the minimum purchase obligation and for which we have recorded within accrued expenses on the balance sheet and within our statement of operations and comprehensive loss during the year ended December 31, 2025.

Additionally, on May 3, 2022, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules Capital, Inc. , or Hercules, together with NQ and Sagard, the Initial Investors, and on October 31, 2022, we entered into a Joinder and Waiver Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules Capital, Inc. in its capacity as administrative agent and collateral agent for itself and the lenders under that certain Loan Agreement, or the Joinder Agreement, in respect of the Revenue Interest Financing Agreement. We received $100 million at the initial closing and an additional $175 million in fourth quarter 2023 following FDA approval of vonoprazan for treatment of Erosive GERD, or the Investment Amount. Under the terms of the Joinder Agreement, we received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, in the fourth quarter of 2023 and provides for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. As of December 31, 2025, no additional funding is available under the Revenue Interest Financing Agreement. Under the Revenue Interest Financing Agreement, the Initial Investors and Additional Investors are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The investors’ right to receive royalties on net sales will terminate when the investors have aggregate payments equal to 200% of the Investment Amount less any royalties already paid. During the years ended December 31, 2025 and 2024 we incurred $14.8 million and $2.6 million, respectively, of royalty payments under the Revenue Interest Financing Agreement.

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

We make significant estimates and judgments that materially affect our recognition of net product revenue. Claims by third-party payors for rebates, chargebacks and discounts frequently are submitted to us significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. We will adjust our estimates based on new information, including information regarding actual rebates, chargebacks, co-pay assistance and discounts for our products, as it becomes available.

Revenue Interest Financing Liability

We have accounted for the Revenue Interest Financing Agreement as a debt instrument. Accordingly, we recognized the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. We recalculate the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in the current and future financing expense. See Note 6 Revenue Interest Financing Liability for additional details.

Other Company Information

Smaller Reporting Company Status

We are currently a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm due to an exclusion for non-accelerated filers.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 25, 2026, or the Fifth Amendment Closing Date, the Company entered into the Fifth Amendment to the Loan and Security Agreement, or the Fifth Loan Amendment, with the lenders, which, among other things, (i) provides for a new term loan tranche of $175 million, the proceeds of which, along with cash on our balance sheet, were used to repay in full the existing secured obligations outstanding under the Loan Agreement, including principal, capitalized payment-in-kind interest, existing final fee payments, and any applicable prepayment fees, (ii) provides for an additional loan tranche of up to $25 million which shall be available to the Company at the lenders’ discretion, (iii) extends the maturity date from December 1, 2027 to February 1, 2029, subject to further extension to December 1, 2030 upon the achievement of a specified revenue milestone and subject to a certain pro forma liquidity test; (iv) extends the interest only period from October 2026 to December 2027, thereafter, monthly payment of interest and 2.5% of the original principal amount advanced through the maturity date, with any remaining payments to be repaid in full on the maturity date, (v) changes the cash interest rate to 9.85% (floating rate based on the greater of (a) US WSJ Prime + 3.10% or (b) 9.85%, (vi) eliminates the payment-in-kind interest rate of 2.15% per annum, (vii) amends the prepayment charge, which is a percentage of the principal amount actually advanced under the Term Loans under the Fifth Loan Amendment, or each a Term Loan Advance and together, the Term Loan Advances, as follows: (a) if the Term Loan Advances are prepaid after the Fifth Amendment Closing Date but prior to the twelfth month anniversary of the Fifth Amendment Closing Date, 2.50%; (b) if the Term Loan Advances are prepaid on or after the twelfth month anniversary of the Fifth Amendment Closing Date but prior to the twenty-fourth month anniversary of the Fifth Amendment Closing Date, 2.00%; (c) if the Term Loan Advances are prepaid on or after the twenty-fourth month anniversary of the Fifth Amendment Closing Date but prior to the thirty-sixth month anniversary of the Fifth Amendment Closing Date, 1.50%; (d) thereafter, 1.00%; and (viii) provides for a new final payment fee which is as a percentage of the Term Loan Advances so prepaid, as follows: (a) if the Term Loan Advances are repaid prior to September 2027, 1.25%; (b) if the Term Loan Advances are repaid after September 1, 2027 but on or prior to February 1, 2029, 2.00%; (c) if the Term Loan Advances are repaid after February 1, 2029 but on or prior to January 1, 2030, 3.00%, and (d) if the Term Loan Advances are repaid after January 1, 2030, 3.50%.

In addition, the financial covenants under the Fifth Loan Amendment include (i) a minimum cash covenant and (ii) a performance covenant, as follows:

i.
Minimum cash covenant - We must maintain a minimum cash balance of 20% of the outstanding principal balance at all times, which will decrease to 15% of the outstanding principal amount upon the Company reporting and maintaining $75 million of trailing three months net product revenue.
ii.
Performance covenant - Beginning on the Fifth Amendment Closing Date and all times there after we must satisfy any one of the following:
a.
Market capitalization exceeding $900 million;
b.
Minimum cash balance of 50% of the outstanding principal amount of term loans, which will decrease to 40% upon achieving $65 million of trailing three months nets product revenue, and to 30% upon achieving $85 million, of trailing three months net product revenue; or
c.
Trailing three months net product revenue equal to 75% of projected revenue in 2026 and 70% of projected revenue in 2027 and beyond, tested on a quarterly basis.

In connection with the Fifth Loan Amendment, the existing final fee payments under the Loan and Security Agreement in the aggregate amount of $11.5 million were fully paid to Agent and a facility fee of $1.8 million was also paid to the Agent.

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance,” and is incorporated herein by reference.

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

None.

Phathom Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Phathom Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Phathom Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Reserve for Product Returns
Description of the Matter

During the year ended December 31, 2025, the Company’s net product revenues were $175.1 million. As explained in Note 1 of the financial statements, net product revenue includes estimates of variable consideration for which reserves are established, including the reserve for product returns. The Company provides customers a return credit in the amount of the purchase price paid by customers for all products returned in accordance with the Company’s returned goods policy. The Company estimates its provision for sales returns based on available industry data, including visibility into the inventory remaining in the distribution channel, and adjusts the transaction price with such estimate at the time of sale to the customer.

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

How We Addressed the Matter in Our Audit

To test the reserve for product returns, we performed audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the assumptions used by management to estimate the Company’s reserves. We tested the industry data used in the calculation of the estimated returns rate by inspecting industry publications. We compared actual returns received to date with the Company's estimated return rate. In addition, we tested the Company’s analysis of inventory held at various stages in the distribution channel. We obtained third-party confirmation of prescription data and tested inventory in the distribution channel reported by significant customers. We also inspected agreements with significant customers to validate the rights of return and performed inquiries with management, including the Commercial and Legal departments, regarding any changes to the terms and conditions of customer contracts. We also performed a sensitivity analysis over the Company’s returns rate to assess the effect of changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Iselin, New Jersey

February 26, 2026

PHATHOM PHARMACEUTICALS, INC.

Balance Sheets

(in thousands, except share and par value amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$129,972	$297,263
Prepaid expenses and other current assets	15,353	20,866
Accounts receivable, net	78,129	38,797
Inventory	5,518	3,208
Total current assets	228,972	360,134
Property and equipment, net	1,064	1,476
Operating lease right-of-use assets	2,603	613
Restricted cash	2,861	2,862
Inventory, non-current	20,732	11,540
Other long-term assets	2,917	1,693
Total assets	$259,149	$378,318
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,983	$10,507
Accrued expenses	89,831	53,232
Accrued interest	1,833	1,711
Operating lease liabilities, current	648	501
Current portion of revenue interest financing liability	27,249	19,777
Other current liabilities	7,500	—
Total current liabilities	132,044	85,728
Long-term debt, net of discount	209,087	201,409
Revenue interest financing liability	350,122	333,261
Operating lease liabilities	2,065	—
Other long-term liabilities	4,000	11,500
Total liabilities	697,318	631,898
Commitments and contingencies (Note 3)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at December 31, 2025 and December 31, 2024; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000 at December 31, 2025 and December 31, 2024; issued and outstanding shares — 71,419,025 and 68,518,238 at December 31, 2025 and December 31, 2024, respectively	6	6
Treasury stock — 19 shares at December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,046,083	1,009,425
Accumulated deficit	(1,484,258)	(1,263,011)
Total stockholders’ deficit	(438,169)	(253,580)
Total liabilities and stockholders’ deficit	$259,149	$378,318

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Product revenue, net	$175,110	$55,252
Cost of revenue	22,599	7,973
Gross profit	152,511	47,279
Operating expenses:
Research and development	32,780	34,082
Selling, general and administrative	279,717	290,664
Total operating expenses	312,497	324,746
Loss from operations	(159,986)	(277,467)
Other (expense) income:
Interest income	7,044	15,158
Interest expense	(68,115)	(72,009)
Other expense, net	(190)	(8)
Total other expense	(61,261)	(56,859)
Net loss and comprehensive loss	$(221,247)	$(334,326)
Net loss per share, basic and diluted	$(3.03)	$(5.29)
Weighted-average shares of common stock outstanding, basic and diluted	72,918,764	63,176,210

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Stockholders’ Deficit

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2024	68,518,238	$6	19	$1,009,425	$(1,263,011)	$(253,580)
401(k) matching contribution	616,377	—	—	5,258	—	5,258
Vesting of restricted stock units and performance stock units, net of employee tax obligations	1,615,577	—	—	(1,926)	—	(1,926)
Stock-based compensation	—	—	—	28,719	—	28,719
ESPP shares issued	505,293	—	—	2,969	—	2,969
Issuance of common stock from exercises of stock options	163,540	—	—	1,638	—	1,638
Net loss	—	—	—	—	(221,247)	(221,247)
Balance at December 31, 2025	71,419,025	$6	19	$1,046,083	$(1,484,258)	$(438,169)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2023	57,970,044	$5	19	$855,921	$(928,685)	$(72,759)
401(k) matching contribution	383,589	—	—	3,683	—	3,683
Vesting of restricted stock units	965,681	—	—	—	—	—
Stock-based compensation	—	—	—	24,047	—	24,047
ESPP shares issued	375,381	—	—	2,401	—	2,401
Issuance of common stock from exercise of stock options	127,891	—	—	1,599	—	1,599
Issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	8,695,652	1	—	121,774	—	121,775
Net loss	—	—	—	—	(334,326)	(334,326)
Balance at December 31, 2024	68,518,238	$6	19	$1,009,425	$(1,263,011)	$(253,580)

See accompanying notes

PHATHOM PHARMACEUTICALS, INC.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(221,247)	$(334,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	633	795
Stock-based compensation	28,719	24,047
Accrued payment-in-kind interest on debt	4,664	3,775
Accrued interest on revenue interest financing liability, net of payments	24,333	46,111
Amortization of debt discount	3,014	2,192
Inventory reserve	280	836
Other	5,205	5,098
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,513	(7,672)
Accounts receivable, net	(39,331)	(37,160)
Accounts payable and accrued expenses	34,104	34,936
Accrued interest	121	565
Operating right-of-use assets and lease liabilities	222	175
Inventory	(11,781)	(6,142)
Other long-term assets	(1,224)	—
Net cash used in operating activities	(166,775)	(266,770)
Cash flows from investing activities
Cash paid for property and equipment	(229)	(135)
Net cash used in investing activities	(229)	(135)
Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	1,638	1,599
Net proceeds from issuance of debt	—	59,400
Net proceeds from underwritten public offering	—	121,775
Payment of employee tax obligations related to vesting of PSUs and RSUs	(1,926)	—
Net cash (used in) provided by financing activities	(288)	182,774
Net decrease in cash and cash equivalents and restricted cash	(167,292)	(84,131)
Cash and cash equivalents and restricted cash – beginning of period	300,125	384,256
Cash and cash equivalents and restricted cash – end of period	$132,833	$300,125

Supplemental disclosure of cash flow information
Interest paid	$21,368	$17,293
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$8
Final interest payment fee	$—	$1,800
Settlement of ESPP liability in common stock	$2,969	$2,401
Settlement of 401(k) liability in common stock	$5,258	$3,683

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Notes to Financial Statements

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Phathom Pharmaceuticals, Inc., or the Company or Phathom, was incorporated in the state of Delaware in January 2018. The Company is a commercial-stage biopharmaceutical company focused on commercializing and developing novel treatments for gastrointestinal, or GI, diseases. The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

In May 2022, the U.S. Food and Drug Administration, or FDA, approved the Company's new drug applications, or NDAs for vonoprazan triple therapy, under the brand name VOQUEZNA TRIPLE PAK, and vonoprazan dual therapy, under the brand name VOQUEZNA DUAL PAK. On October 27, 2023, the FDA approved the prior approval supplements to the Company's NDAs, for VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK. Additionally, on November 1, 2023, the FDA approved the Company's NDA for VOQUEZNA tablets. The Company initiated commercial launch for VOQUEZNA in the U.S. for both the Erosive GERD and H. pylori indications, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for treatment of H. pylori infection in the fourth quarter of 2023. Additionally, on July 17, 2024, the FDA approved VOQUEZNA 10 mg tablets for the relief of heartburn associated with Non-Erosive GERD.

Liquidity and Capital Resources

From inception to December 31, 2025, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial and approved product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, commercially launching its approved products in the U.S., and providing other selling, general and administrative support for these operations. The Company has a limited operating history as a commercial company, has generated limited product revenue to date, and the sales and income potential of its business remains uncertain. The Company has incurred net losses and negative cash flows from operating activities since its inception and despite the Company's plans and expectations, could continue to incur additional net losses in the future. The Company has funded its operations primarily through commercial bank debt, the revenue interest financing debt and various equity offerings, including the Company's at-the-market, or ATM, offerings. From inception through December 31, 2025, the Company sold 34,737,032 shares of common stock and 2,608,922 pre-funded warrants, generating net proceeds of approximately $543.3 million, after deducting underwriting discounts, commissions and offering costs. In January 2026, the Company sold 6,875,000 shares of common stock at a price of $16.00 per share and pre-funded warrants to purchase 1,250,078 shares of common stock at a price of $15.999 per pre-funded warrant for total gross proceeds of $130.0 million or $122.2 million of net proceeds after deducting underwriting discounts, commissions and offering costs.

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

As of December 31, 2025 and 2024, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

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

As of December 31, 2025, three customers accounted for 78% of the accounts receivable balance, with each of these individual customers ranging from 19% to 30% of the accounts receivable balance. As of December 31, 2024, three customers accounted for 81% of the accounts receivable balance, with each of these individual customers ranging from 25% to 31% of the accounts receivable balance. For the year ended December 31, 2025, three customers accounted for 69% of the product sales, with each of these individual customers ranging from 22% to 23% of the product sales. For the year ended December 31, 2024, three customers accounted for 69% of the product sales, with each of these individual customers ranging from 22% to 25% of the product sales.

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

The Company states its inventory at the lower of cost or net realizable value. The Company measures inventory cost using actual cost under a first-in, first-out basis. The Company assesses recoverability of inventory each reporting period to determine any write-down to net realizable value resulting from excess or obsolete inventories. During the years ended December 31, 2025 and 2024, the Company recorded approximately $0.3 million and $0.8 million, respectively, of charges for inventory not expected to be sold prior to its expiration date.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded for the years ended December 31, 2025 and 2024.

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

Distribution Service Fees: The Company engages with wholesalers and specialty pharmacies to distribute its products to end customers. The Company pays the wholesalers a fee for services such as: Data Reporting, Inventory Management, Chargeback Administration and Service Level Commitment. The Company estimates the amount of distribution services fees to be paid to the customers based on a contractually fixed percentage of wholesaler acquisition costs and are calculated at the time of sale based on the purchase amount and the transaction price is adjusted with the amount of such estimate at the time of sale to the customer. Estimated distribution service fees are recorded within accounts receivable or accrued expenses, net on the balance sheets.

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

Co-pay Assistance: The Company provides for financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. The Company uses third-party administers for the co-payment program for pharmacy benefit claims. The calculation of the accrual for copay is based on an estimate of claims and the cost per claim that the Company expects to receive associated with actual sales and inventory that exists in the distribution channel at period end. Estimated co-pay assistance accruals are recorded within accrued expenses on the balance sheets.

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

Manufacturer Discount Program: The Medicare Part D coverage gap, previously referred to as the donut hole, was redesigned and replaced beginning on January 1, 2025 as part of The Inflation Reduction Act, or IRA, of 2022. This included the creation of a new manufacturer discount program, or MDP, in place of the prior coverage gap discount program. Prior to the IRA enactment, the Company estimated the percentage of goods sold under coverage gap and adjusted the transaction price for such discount at the time of sale to the customer. Beginning January 1, 2025, the calculation of the accrual under the MDP program is based on an estimate of prescriptions covered by Medicare and the estimated manufacturer portion of our obligation under the Part D redesign. Estimated accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability. Estimated MDP accruals are recorded as accrued expenses on the balance sheets.

The Company makes significant estimates and judgments that materially affect its recognition of net product revenue. Claims by third-party payors for rebates, chargebacks and discounts frequently are submitted to the Company significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. The Company will adjust its estimates based on new information, including information regarding actual rebates, chargebacks, co-pay assistance and discounts for its products, as it becomes available.

Cost of Revenue

Cost of revenue includes the cost of producing and distributing inventories that are related to product sales. This also includes royalties payable to Takeda Pharmaceutical Company Limited, or Takeda, pursuant to the Takeda License Agreement (Refer to Note 3 Commitments and Contingencies for further details). In addition, shipping and handling costs for product sales are recorded as incurred. Cost of revenue also includes costs related to excess or obsolete inventory adjustment charges and other inventory write-offs.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs for each of the years ended December 31, 2025 and 2024 was approximately $61.3 million and are included in selling, general and administrative expenses.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis with forfeitures recognized as they occur. The fair value of stock options are determined by using the Black-Scholes option-pricing model. The fair value of performance awards with a market condition is estimated at the date of grant using a Monte Carlo Simulation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The fair value of restricted stock, including performance awards, without a market condition is estimated using the current market price of our common stock on the date of grant.

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

Pre-funded Warrants

The Company issued pre-funded warrants in connection with an underwritten public offering that were accounted for as a freestanding equity-linked financial instrument that met the criteria for equity classification under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Accordingly, the Company classified the pre-funded warrants as a component of shareholders’ equity within additional paid-in capital. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated the net proceeds from the offering proportionately to the common shares and pre-funded warrants. See Note 7 Stockholders' Equity for further discussion related to the offering.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and pre-funded warrants for the period, without consideration for other potentially dilutive securities. For the years ended December 31, 2025 and 2024, basic shares outstanding includes the weighted average effect of the Company’s outstanding pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock. For the years ended December 31, 2025 and 2024, the Company had no weighted-average unvested shares to exclude from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and restricted stock units) would be antidilutive.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which improves income tax disclosures primarily relating to the rate reconciliation and income taxes paid information. This includes a tabular reconciliation using both percentages and reporting currency amounts, covering various tax and reconciling items, and disaggregated summaries of income taxes paid during the period. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company prospectively adopted this guidance, which did not have an impact on the Company's financial statements, although it did result in expanded income tax-related disclosures, which are included in Note 9 Income Taxes to the financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 - Disaggregation of Income Statement Expenses, which requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, may be applied prospectively or retrospectively, and allows for early adoption. This standard is not expected to have an impact on any amounts recognized in our financial statements, but will result in more detailed disclosures addressing the categorization of expenses.

2. Balance Sheet Details

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2025	2024
Computer equipment and software	$1,685	$1,546
Furniture and fixtures	1,125	1,124
Leasehold improvements	242	160
Equipment	1,487	1,487
Total property and equipment, gross	4,539	4,317
Less: accumulated depreciation and amortization	(3,475)	(2,841)
Total property and equipment, net	$1,064	$1,476

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was approximately $0.6 million and $0.8 million, respectively. No property or equipment was disposed of during the years ended December 31, 2025 and 2024.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation expenses	$14,841	$16,659
Accrued professional & consulting expenses	1,253	1,203
Accrued research and development expenses	1,355	2,339
Accrued revenue allowances	65,462	29,987
Accrued other	6,920	3,044
Total accrued expenses	$89,831	$53,232

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2025	2024
Finished goods	$1,457	$1,479
Raw materials	4,061	1,729
Total inventory, current	5,518	3,208
Raw materials, non-current	20,732	11,540
Total inventory	$26,250	$14,748

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

During the years ended December 31, 2025 and 2024, the Company recorded $17.5 million and $5.5 million, respectively, of royalty expense under the Takeda License, of which $5.8 million is included within accrued expenses as of December 31, 2025.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs. The supply agreement commits the Company to a minimum purchase obligation of €2.9 million, or approximately $3.2 million, in the first 24-month period following the launch of the final product. The Company incurred $1.7 million and $0.3 million of expenses under the agreement during each of the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, approximately €1.2 million, or approximately $1.4 million, of the minimum purchase obligation remains and for which the Company has recorded within accrued expenses on the balance sheet and within the Company’s statement of operations and comprehensive loss during the year ended December 31, 2025.

The Company had previously been informed by Sandoz that there could be a disruption in the supply of clarithromycin tablets, a component of the VOQUEZNA TRIPLE PAK, which could lead to a disruption in supply of the VOQUEZNA TRIPLE PAKs. Given more recent communications, however, the Company does not currently anticipate any near-term disruptions. The Company plans to continue to actively monitor the situation to determine if a supply disruption may arise in the future. The VOQUEZNA TRIPLE PAK represented approximately 1% of our total revenue for 2025. While the Company has not experienced any commercial disruption to date, any disruption for such supply would result in our inability to continue to commercialize the VOQUEZNA TRIPLE PAK. The VOQUEZNA bottles and the VOQUEZNA DUAL PAKs are not impacted, as they do not include clarithromycin.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

4. Lease Commitments

As of December 31, 2025, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with weighted average remaining lease terms of 4.5 years and 5.2 years, respectively. In September 2025, the Company entered into amendments to its lease agreements for the New Jersey office space to extend the terms of the leases through February 2031. All operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the years ended December 31, 2025 and 2024 was approximately $1.0 million and $1.1 million, respectively. Total short-term lease costs relating to leased vehicles was approximately $6.9 million and $8.8 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Year ending December 31:
2026	$686
2027	719
2028	736
2029	753
2030	702
Thereafter	100
Total minimum lease payments	3,696
Less: amount representing interest	(983)
Present value of operating lease liabilities	2,713
Less: operating lease liabilities, current	(648)
Operating lease liabilities, non-current	$2,065

Weighted-average remaining lease term (in years)	4.99
Weighted-average incremental borrowing rate	13.83%

Operating cash flows for the years ended December 31, 2025 and 2024 included cash payments for operating leases of $0.7 million and $1.0 million, respectively, of which $0.1 million as of December 31, 2024 were prepaid lease payments.

5. Debt

Total debt consists of the following (in thousands):

	December 31,
	2025	2024
Long-term debt, current portion	$—	$—
Long-term debt, non-current portion	216,495	211,831
Unamortized debt discount	(7,408)	(10,422)
Total debt, net of debt discount	$209,087	$201,409

On September 17, 2021, or the Closing Date, the Company entered into a Loan and Security Agreement, or, the Loan Agreement, with Hercules Capital, Inc., in its capacity as administrative agent and collateral agent and as a lender, or, in such capacity, the Agent or Hercules, and the other financial institutions that from time to time become parties to the Loan Agreement as lenders, or, collectively, the Lenders. The Company has entered into several amendments to the Loan Agreement which are described below, and in Note 12 Subsequent Events. Note 12 Subsequent Events describes the Fifth Amendment to the Loan and Security Agreement which the Company entered into on February 25, 2026 and which amends certain of the provisions of the Loan Agreement described below which is as of December 31, 2025.

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

On December 14, 2023, the Company entered into a Fourth Amendment to Loan and Security Agreement, or the Fourth Loan Amendment, with the lenders, which, among other things, (i) increased the aggregate principal amount of the term loans from $200 million to $300 million; (ii) provided for the possibility of accessing the remaining $200 million commitment through five tranches referred to as the second through sixth tranches, which are available subject to certain milestones and conditions: (a) Second Tranche: $50 million, $40 million of which was funded on December 14, 2023, and the remaining $10 million of which was funded on March 15, 2024, (b) Third Tranche: $25 million which was funded on June 14, 2024, (c) Fourth Tranche: $25 million which was funded on December 15, 2024, (d) Fifth Tranche: $50 million which was available, subject to the achievement of a specified revenue milestone, or the Fifth Tranche milestone, through June 30, 2025 and which the Company did not draw down, and (e) Sixth Tranche: $50 million available, subject to the achievement of a specific revenue milestone, or the Sixth Tranche milestone, through December 31, 2025 and which the Company did not draw down; (iii) extended the interest only period and the maturity date from October 2026 to December 2027, (iv) reduced the cash interest rate from 10.75% (floating annual rate equal to the greater of (a) 5.50% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 2.25% to 9.85% (floating rate based on the greater of (a) 9.85% or (b) US WSJ Prime + 1.35%), provided that the cash interest rate shall be capped at 10.35% and upon the Company achieving the Sixth Tranche milestone, the cash interest floating rate shall be decreased by 0.35% to 9.50%, and (v) decreased the payment-in-kind interest rate from 3.35% per annum to 2.15% per annum. In connection with the Fourth Loan Amendment, an amendment fee of $250,000 was paid to the Agent and was recorded as a debt discount and is being amortized to interest expense using the effective interest method over the remaining term of the Term Loan.

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

In addition, the Company is obligated to pay a final payment fee of 7.50% of the original principal amount of amounts actually advanced under the Term Loan, or each Term Loan Advance and together, the Term Loan Advances. In connection with the Fourth Loan Amendment, the final payment fee was amended to be $1 million plus 3.00% of any future tranche drawdowns under the agreement, due upon final maturity. Additionally, the initial final payment fee of $7.5 million for the first Term Loan Advance was amended to become payable on October 1, 2026, and has been recorded within other current liabilities as of December 31, 2025. The remaining aggregate $4.0 million of final payment fees includes $2.5 million for the second Term Loan Advance, $0.8 million for the third Term Loan Advance, and $0.7 million for the fourth Term Loan Advance and have been recorded within other long-term liabilities as of December 31, 2025.

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

As of December 31, 2025, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

Future minimum principal payments under the Term Loan, including the final payment fees, as of December 31, 2025 are as follows (in thousands):

Year ending December 31:
2026 (final payment fee on first term loan advance)	$7,500
2027	229,706
Total principal and interest payments	237,206
Less: payment-in-kind and remaining final payment fees	(37,206)
Total term loan borrowings	$200,000

During the years ended December 31, 2025 and 2024, the Company recognized $29.0 million and $23.2 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. As of December 31, 2025 and 2024, the Company had outstanding loan balance of $216.5 million and $211.8 million, respectively, and accrued interest of $1.8 and $1.7 million, respectively.

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

Additionally, on October 31, 2022, the Company entered into a Joinder Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules, together as the investors. Under the terms of the Joinder Agreement, the Company received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, during the fourth quarter of 2023, and provided for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their rights of first offer regarding the Additional Investor Funding and the Additional Investor and joined the Revenue Interest Financing Agreement to extend commitments for the Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount. As of December 31, 2025, no additional funding is available under the Revenue Interest Financing Agreement.

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

Additionally, under the terms of Revenue Interest Financing Agreement, the Company is subject to a minimum cash covenant of at least (a) beginning on the date that the Hercules Loan Agreement is terminated and each day thereafter until September 30, 2026, $30 million, and (b) beginning on October 1, 2026 and on each day thereafter until September 30, 2029, a certain percentage of the minimum cash reference amount defined as the difference between the Investment Amount and the amount of all royalty payments received by the Investors as of each such date as follows: (i) 50% from October 1, 2026 to September 30, 2027 (ii) 75% from October 1, 2027 to September 30, 2028, and (iii) 100% from October 1, 2028 to September 30, 2029. As of December 31, 2025, the Company was in compliance with all applicable covenants under the Revenue Interest Financing Agreement.

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. As of December 31, 2025, the effective interest rate of the revenue interest financing liability was approximately 9.67%. Changes in future payments from previous estimates are included in the current and future interest expense. The carrying value of the revenue interest financing liability was $377.4 million and $353.0 million as of December 31, 2025 and 2024, respectively.

Total revenue interest financing liability consists of the following (in thousands):

Liability balance as of January 1, 2024	$306,927
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(2,627)
Plus: interest expense	48,738
Ending liability balance as of December 31, 2024	353,038
Less: current portion	(19,777)
Long-term liability balance as of December 31, 2024	$333,261

Liability balance as of January 1, 2025	$353,038
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(14,719)
Plus: interest expense	39,052
Ending liability balance as of December 31, 2025	377,371
Less: current portion	(27,249)
Long-term liability balance as of December 31, 2025	$350,122

During the years ended December 31, 2025 and 2024, the Company recognized $39.1 million and $48.7 million, respectively, of interest expense in connection with the revenue interest financing liability.

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

The pre-funded warrants were classified as a component of equity in the Company's balance sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $28.2 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. As of December 31, 2025, none of the pre-funded warrants have been exercised.

ATM Agreements

In November 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, the Company filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which the Company may, from time to time, sell up to an aggregate of $150 million of the Company's common stock through the Sales Agent, or the 2023 ATM Offering. The Company is not obligated to, and cannot provide any assurances that the Company will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or the Company at any time. No shares were sold under the Sales Agreement during the years ended December 31, 2025 and 2024. As of December 31, 2025, all of the available $150 million under the 2023 ATM Offering remains available.

Common Stock Reserves

Common stock reserved for future issuance consists of the following:

December 31, 2025
Common stock warrants including pre-funded warrants	2,700,150
Stock options, performance stock units and restricted stock units outstanding	12,093,331
Shares available for issuance under the 2019 Incentive Plan	1,617,376
Shares available for issuance under the ESPP Plan	1,357,508
Shares available for issuance under the Inducement Plan	417,734
Balance at December 31, 2025	18,186,099

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

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

As of December 31, 2025, 1,617,376 shares remain available for issuance, which reflects 5,889,882 stock options, PSUs and RSUs awards granted, and 2,502,457 of awards cancelled or forfeited, during the year ended December 31, 2025 as well as an annual increase of 3,425,913 shares authorized on January 1, 2025.

2025 Employment Inducement Incentive Award Plan

On March 30, 2025, the Board of Directors adopted the 2025 Employment Inducement Incentive Award Plan, or the Inducement Plan, and reserved 2,500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company) as an inducement to join the Company. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and PSUs, and its terms are substantially similar to the Company’s 2019 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. During the year ended December 31, 2025, the Company granted 2,082,266 stock options, RSUs and PSUs under the Inducement Plan. As of December 31, 2025, 417,734 shares remain available for issuance.

Performance-Based Units

In 2025, the Board of Directors approved the grant of PSUs, whereby vesting depends on certain revenue performance milestones each year and over the next three years and stock price hurdle PSUs granted pursuant to the Inducement Plan. The Company estimates the likelihood of achievement of performance milestones for all PSU awards at the end of each reporting period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. Recognition of stock-based compensation expense relating to the stock price hurdle PSU commenced on the date of grant and the expense is recognized ratably over the requisite service period of the award. The stock price hurdle PSUs are considered a market condition under FASB ASC Topic 718 Compensation – Stock Compensation and is estimated on the grant date using Monte Carlo simulations. The key assumptions used in determining this valuation included an expected volatility of 86.84%, a dividend yield of zero, a risk-free interest rate of 3.67%, and an expected term of 3.75 years.

The following table summarizes all PSU activity during the year ended December 31, 2025:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2025	—	$—
Granted	1,189,893	6.56
Vested	(269,644)	6.32
Forfeited	(425,125)	5.76
Unvested balance at December 31, 2025	495,124	$7.39

For performance milestone PSUs, stock-based compensation expense is recorded based on the market price of the Company's common stock on the grant date and is recognized if and when the achievement of such performance milestones are determined to be probable by the Company. During the year ended December 31, 2025, a revenue performance milestone was considered probable, and the Company recognized stock-based compensation expense related to the probable vesting of PSUs. In addition, during 2025 stock price hurdle milestones were achieved. The fair value of the PSUs that vested was $1.7 million at the vesting date. The Company recognized $3.3 million of stock-based compensation expense related to all PSU awards during the year ended December 31, 2025. As of December 31, 2025, there was approximately $2.5 million of related unrecognized stock-based compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Restricted Stock Units

The following table summarizes RSU activity under the 2019 Plan during the year ended December 31, 2025:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2025	2,382,660	$10.32
Granted	1,958,619	6.32
Vested	(1,482,618)	10.88
Forfeited	(704,077)	9.00
Unvested balance at December 31, 2025	2,154,584	$6.73

As of December 31, 2025, the Company had $11.2 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of RSUs vested during the year ended December 31, 2025, was approximately $16.1 million.

Employee Stock Purchase Plan

In October 2019, the Board of Directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. As of December 31, 2025, 1,357,508 shares of common stock remain available for issuance, which includes the 505,293 shares sold to employees during the year ended December 31, 2025 as well as an annual increase of 685,183 shares authorized on January 1, 2025.

The ESPP is considered a compensatory plan, and the Company recorded related stock-based compensation of $1.5 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2025	2024
Assumptions:
Expected term (in years)	0.49	0.49
Expected volatility	112.83%	105.23%
Risk free interest rate	4.29%	5.19%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards during 2025 and 2024 was $3.62 and $4.03, respectively. As of December 31, 2025, the total unrecognized compensation expense related to the ESPP was less than $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.5 months.

401(k) Plan

During 2020, the Company established a 401(k) savings plan. The Company’s contributions to the plan are discretionary. During the years ended December 31, 2025 and 2024, the Company incurred $5.2 million and $5.1 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods. During the years ended December 31, 2025 and 2024, the Board of Directors approved employer matching contributions settled by contributing 616,377 and 383,589, respectively, shares of common stock.

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

A summary of the Company’s stock option activity and related information is as follows during the year ended December 31, 2025:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2025	6,157,532	$10.29	7.59	$2,133
Options granted	4,823,636	5.53
Options exercised	(164,290)	9.96
Options cancelled	(1,373,255)	7.17
Balance at December 31, 2025	9,443,623	$8.32	6.45	$80,509
Options exercisable as of December 31, 2025	4,553,458	$10.70	3.71	$29,213
Vested and expected to vest as of December 31, 2025	9,443,623	$8.32	6.45	$80,509

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock at December 31, 2025. The total intrinsic value of stock options exercised for the years ended December 31, 2025 and 2024 was approximately $0.8 million and $0.6 million, respectively.

The estimated weighted-average fair value of employee and nonemployee director stock options granted during 2025 was $4.09 and during 2024 was $5.61 per option. As of December 31, 2025, the Company had $18.2 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2025	2024
Assumptions:
Expected term (in years)	6.07	6.04
Expected volatility	84.68%	74.78%
Risk free interest rate	4.06%	4.14%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 as follows (in thousands):

	Years Ended December 31,
	2025	2024
Research and development expense	$6,864	$5,567
Selling, general and administrative expense	21,855	18,480
Total	$28,719	$24,047

8. Revenue Recognition

To date, our only source of revenue has been from the U.S. sales of VOQUEZNA products, which the Company began selling during the fourth quarter of 2023. The Company records its best estimate of chargebacks, sales discounts and other reserves to which customers are likely expected to be entitled to as contra accounts receivable charges, and within accrued expenses if payable to a third-party or related to product returns on the balance sheets. During the years ended December 31, 2025 and 2024, the Company recognized $175.1 million and $55.3 million, respectively, of net product revenues related to sales of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK.

The following table provides a summary of the Company's revenue allowances and related accruals for the year ended December 31, 2025 which have been deducting in arriving at product revenues, net (in thousands):

	Customer Credits, Discounts and Allowances	Rebates, Returns and Co-Pay Assistance
	(contra accounts receivable)	(accrued expenses)	Total
Balance as of January 1, 2025	$5,659	$29,987	$35,646
Accruals	65,653	174,330	239,983
Utilizations	(60,666)	(138,855)	(199,521)
Balance as of December 31, 2025	$10,646	$65,462	$76,108

9. Income Taxes

For the years ended December 31, 2025 and 2024, the pre-tax net loss from operations by jurisdiction is as follows (in thousands):

	Years Ended December 31,
	2025	2024
U.S.	$(221,247)	$(334,326)
Foreign	—	—
Total	$(221,247)	$(334,326)

For the years ended December 31, 2025 and 2024, the Company did not record a provision for income taxes due to a full valuation against its deferred taxes. A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate for the year ended December 31, 2025 is as follows (in thousands):

	Year Ended December 31, 2025
Tax computed at federal statutory rate	$(46,462)	21.00%
State tax, net of federal income tax effect (1)	44	(0.02%)
Non-taxable or nondeductible items:
Permanent items	3,121	(1.41%)
Stock-based compensation	3,459	(1.56%)
Change in valuation allowance	40,994	(18.53%)
Tax credits
Federal research and development credit	(1,391)	0.63%
Changes in unrecognized tax benefits	235	(0.11%)
Provision (benefit) for income taxes	$—	0%

(1) The states that contributed to the majority (greater than 50%) of the tax effect in this category are Arizona, California, Massachusetts, New York, and Tennessee for the year ended December 31, 2025.

A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate for the year ended December 31, 2024 is as follows (in thousands):

	Year Ended December 31, 2024
Income taxes computed at the statutory rate	$(70,209)	21.00%
State income taxes, net of federal benefit	(10,540)	3.15%
Permanent items	3,332	(1.00%)
Officers' compensation	1,637	(0.49%)
Research and development credit	(1,739)	0.52%
Change in state rate	(1,921)	0.57%
Change in valuation allowance	79,427	(23.76%)
Other	13	-
Provision (benefit) for income taxes	$—	0%

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$240,652	$195,225
Research credits	14,491	13,554
Intangible assets	33,802	34,749
Other	17,333	11,964
Gross deferred tax assets	306,278	255,492
Less valuation allowance	(305,623)	(255,342)
Deferred tax assets, net of valuation allowance	655	150
Deferred tax liabilities:
Other	(655)	(150)
Net deferred tax assets	$—	$—

Based upon the Company’s history of operating losses, the Company is unable to conclude that it is more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for its deferred tax assets as of December 31, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted into law. The new tax law contains several key provisions affecting corporations including but are not limited to expensing of domestic specified research or experimental expenditures and one hundred percent bonus depreciation on eligible property after January 19, 2025. In accordance with Accounting Standards Codification (ASC) 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring the estimated U.S. deferred tax assets and liabilities. Because of a full valuation allowance, there is no net impact to deferred tax assets and liabilities for the year ended December 31, 2025. The Company will continue to apply OBBBA tax law changes as required or elected in future years.

As of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of approximately $1.0 billion and $863.2 million, respectively, which are carried over indefinitely. As of December 31, 2025, the Company had approximately $387.1 million of state net operating loss carryforwards that begins to expire in 2033. As of December 31, 2025, the Company has available federal research and development credits of $17.2 million which begin to expire in 2038. The Company has $1.2 million of state research and development credits, some of which, begin to expire in 2026.

The Company has not completed a formal analysis of the potential impact of Section 382 on its deferred tax assets as of December 31, 2025. Until this analysis has been completed, the Company has not adjusted any of its deferred tax assets, including net operating losses or research and development credits. The Company will reassess the amount of net operating losses and credits subject to limitation under Section 382 when a study is complete. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the Company’s effective tax rate.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2025	2024
Beginning balance	$3,452	$3,010
Decreases related to prior year tax positions	(64)	—
Increases related to current year tax positions	287	442
Ending balance	$3,675	$3,452

As of December 31, 2025 and 2024, the Company has gross unrecognized tax benefits of $3.7 million and $3.5 million, respectively, none of which would affect the effective tax rate due to a full valuation allowance. The Company's policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company has no accrual for interest or penalties on its balance sheet as of December 31, 2025 and 2024, and has not recognized interest and/or penalties in its statement of operations for the years ended December 31, 2025 and 2024.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Product revenue, net	$175,110	$55,252
Less:
Cost of revenue	22,599	7,973
Research and development	25,916	28,515
General and administrative	35,329	28,192
Sales and marketing	222,533	243,992
Stock-based compensation	28,719	24,047
Interest income	(7,044)	(15,158)
Interest expense	68,115	72,009
Other expense, net	190	8
Segment net loss	$(221,247)	$(334,326)

11. Restructuring

In May 2025, the Company implemented a cost reduction and organizational restructuring plan to reduce cash burn and focus resources on commercial execution. In connection with the restructuring, the Company's workforce was reduced by 26 employees, or approximately 6%, including certain leadership changes all designed to right-size the organization. During the year ended December 31, 2025, total restructuring charges incurred were $9.2 million consisting of one-time termination benefits to affected employees for severance, non-cash stock-based compensation costs, healthcare benefits and outplacement assistance. The costs are included in research and development and selling, general, and administrative expenses on the Company’s statements of operations and comprehensive loss for the year ended December 31, 2025.

The following table summarizes activity related to the restructuring accrual during the year ended December 31, 2025 (in thousands):

Total
Restructuring expenses incurred	$9,214
Cash paid	(4,125)
Non-cash expenses	(4,597)
Balance as of December 31, 2025	$492

12. Subsequent Events

In January 2026, the Company sold 6,875,000 shares of common stock at a price of $16.00 per share and pre-funded warrants to purchase 1,250,078 shares of common stock at a price of $15.999 per pre-funded warrant, which represents the per share price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The Company received gross proceeds of $130 million, before deducting underwriting discounts and commissions. The net purchase price after deducting the underwriting discounts and commissions and other offering expenses, was $15.04 per share or net proceeds of $122.2 million.

On February 25, 2026, or the Fifth Amendment Closing Date, the Company entered into the Fifth Amendment to the Loan and Security Agreement, or the Fifth Loan Amendment, with the lenders, which, among other things, (i) provides for a new term loan tranche of $175 million, the proceeds of which, along with cash on our balance sheet, were used to repay in full the existing secured obligations outstanding under the Loan Agreement, including principal, capitalized payment-in-kind interest, existing final fee payments, and any applicable prepayment fees, (ii) provides for an additional loan tranche of up to $25 million which shall be available to the Company in the lenders’ discretion, (iii) extends the maturity date from December 1, 2027 to February 1, 2029, subject to further extension to December 1, 2030 upon the achievement of a specified revenue milestone and subject to a certain pro forma liquidity test; (iv) extends the interest only period from October 2026 to December 2027, thereafter, monthly payment of interest and 2.5% of the original principal amount advanced through the maturity date, with any remaining payments to be repaid in full on the maturity date, (v) changes the cash interest rate to 9.85% (floating rate based on the greater of (a) US WSJ Prime + 3.10% or (b) 9.85%, (vi) eliminates the payment-in-kind interest rate of 2.15% per annum, (vii) amends the prepayment charge, which is a percentage of the principal amount actually advanced under the Term Loans under the Fifth Loan Amendment, or each a Term Loan Advance and together, the Term Loan Advances, as follows: (a) if the Term Loan Advances are prepaid after the Fifth Amendment Closing Date but prior to the twelfth month anniversary of the Fifth Amendment Closing Date, 2.50%; (b) if the Term Loan Advances are prepaid on or after the twelfth month anniversary of the Fifth Amendment Closing Date but prior to the twenty-fourth month anniversary of the Fifth Amendment Closing Date, 2.00%; (c) if the Term Loan Advances are prepaid on or after the twenty-fourth month anniversary of the Fifth Amendment Closing Date but prior to the thirty-sixth month anniversary of the Fifth Amendment Closing Date, 1.50%; (d) thereafter, 1.00%; and (viii) provides for a new final payment fee which is as a percentage of the Term Loan Advances so prepaid, as follows: (a) if the Term Loan Advances are repaid prior to September 2027, 1.25%; (b) if the Term Loan Advances are repaid after September 1, 2027 but on or prior to February 1, 2029, 2.00%; (c) if the Term Loan Advances are repaid after February 1, 2029 but on or prior to January 1, 2030, 3.00%, and (d) if the Term Loan Advances are repaid after January 1, 2030, 3.50%.

In addition, the financial covenants under the Fifth Loan Amendment include (i) a minimum cash covenant and (ii) a performance covenant, as follows:

i.
Minimum cash covenant - The Company must maintain a minimum cash balance of 20% of the outstanding principal balance at all times, which will decrease to 15% of the outstanding principal amount upon the Company reporting and maintaining $75 million of trailing three months net product revenue.
ii.
Performance covenant - Beginning on the Fifth Amendment Closing Date and all times there after the Company must satisfy any one of the following:
a.
Market capitalization exceeding $900 million;
b.
Minimum cash balance of 50% of the outstanding principal amount of term loans, which will decrease to 40% upon achieving $65 million of trailing three months nets product revenue, and to 30% upon achieving $85 million, of trailing three months net product revenue; or
c.
Trailing three months net product revenue equal to 75% of projected revenue in 2026 and 70% of projected revenue in 2027 and beyond, tested on a quarterly basis.

In connection with the Fifth Loan Amendment, the existing final fee payments under the Loan and Security Agreement in the aggregate amount of $11.5 million were fully paid to Agent and a facility fee of $1.8 million was also paid to the Agent.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10-29-2019	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on May 26, 2023	8-K	5-30-2023	3.1
3.3	Amended and Restated Bylaws, effective as of December 13, 2023	8-K	12-15-2023	3.1
4.1	Form of Common Stock Certificate	S-1/A	10-15-2019	4.1
4.2	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9-30-2019	4.3
4.3	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9-30-2019	4.4
4.4	Warrant to purchase stock issued to Hercules Capital, dated September 17, 2021	10-Q	11-8-2021	10.2
4.5	Form of Warrant to purchase stock issuable pursuant to the Loan and Security Agreement, as amended, by and between the Registrant and Hercules Capital, Inc.	10-Q	5-10-2023	4.6
4.6	First Amendment to Warrant to purchase stock issued to Hercules Capital, dated May 9, 2023	10-Q	5-10-2023	4.5
4.7	Description of Registered Securities				X
4.8	Form of Pre-Funded Warrant to purchase common stock	8-K	8-19-2024	4.1
4.9	Form of Pre-Funded Warrant to purchase common stock	8-K	1-8-2026	4.1
10.1#	Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.1
10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.2
10.3#	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	S-1	9-30-2019	10.3
10.4#	Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan	S-1/A	10-15-2019	10.4
10.5#	Form of Stock Option Grant Notice and Stock Option Agreement under the Phathom Pharmaceuticals, Inc. 2019 Incentive Award Plan	10-Q	8-6-2020	10.3
10.6#	Phathom Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan	S-1/A	10-15-2019	10.5
10.7#	Amended and Restated Non-Employee Director Compensation Program	10-Q	8-8-2024	10.1

10.8#	Amended and Restated Employment Letter Agreement, dated September 25, 2019, by and between Azmi Nabulsi, M.D., M.P.H. and the Registrant	S-1	9-30-2019	10.9
10.9#	Form of Indemnification Agreement for Directors and Officers	S-1	9-30-2019	10.11
10.10†	License Agreement, dated May 7, 2019, by and between Takeda Pharmaceuticals Company Limited and the Registrant	S-1	9-30-2019	10.12
10.11#	Employment Letter Agreement, dated August 29, 2019, by and between Terrie Curran and the Registrant	S-1	9-30-2019	10.14
10.12†	Amendment No. 1 to Takeda License Agreement, dated September 21, 2020	10-K	3-30-2021	10.20
10.13†	Supply and Packaging Services Agreement, by and between Sandoz GmbH and the Registrant, dated December 30, 2020	10-K	3-30-2021	10.21
10.14†	Commercial Supply Agreement with Catalent Pharma Solutions, LLC entered into on July 2, 2021	10-Q	8-10-2021	10.4
10.15	Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant	10-Q	11-8-2021	10.1
10.16†	First Amendment to the Supply and Packaging Services Agreement, by and between Sandoz GmbH and the Registrant, dated December 4, 2021	10-K	3-1-2022	10.30
10.17#	Employment Letter Agreement, dated March 22, 2022, by and between Molly Henderson and the Company	10-Q	5-10-2022	10.1
10.18#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Phathom Pharmaceuticals, Inc. 2019 Equity Incentive Plan	10-Q	8-1-2022	10.2
10.19†	Revenue Interest Financing Agreement, dated May 3, 2022, by and among NovaQuest Capital Management, Sagard Holding Manager, Hercules Capital and the Registrant				X
10.20	First Amendment to the Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant	10-Q	8-1-2022	10.4
10.21†	Commercial Supply Agreement with Evonik Operations GmbH entered into on August 1, 2022	10-Q	11-9-2022	10.1
10.22	Second Amendment to the Loan and Security Agreement, dated September 17, 2021, by and among Hercules Capital and the Registrant	10-Q	11-9-2022	10.2
10.23†	Joinder and Waiver Agreement dated October 31, 2022 by and among Hercules Capital, CO Finance LVS XXXVII LLC and the Registrant	10-K	2-28-2023	10.37
10.24^	Third Amendment to the Loan and Security Agreement, dated May 9, 2023, by and among Hercules Capital and the Registrant	10-Q	5-10-2023	10.1
10.25^	First Amendment to Vonoprazan Commercial Supply Agreement, dated August 1, 2022, by and among Evonik Operations GmbH and the Registrant	10-Q	8-10-2023	10.1
10.26†	First Amendment to the Commercial Supply Agreement, dated as of December 6, 2023, by and among Catalent Pharma Solutions, LLC and the Registrant	10-K	3-7-2024	10.26
10.27^	Fourth Amendment to the Loan and Security Agreement, dated December 14, 2023, by and among Hercules Capital and the Registrant	10-K	3-7-2024	10.27
10.28#	Phathom Pharmaceuticals Inc. 2024 Bonus Plan	10-K	3-7-2024	10.28
10.29†	Letter Agreement to Vonoprazan Commercial Supply Agreement, dated September 4, 2024, by and among Evonik Operations GmbH and the Registrant	10-Q	11-7-2024	10.1

10.30	Joinder Agreement dated December 23, 2024 by and among CO Finance III LVS LX LP and the Registrant	10-K	3-6-2025	10.30
10.31#	Phathom Pharmaceuticals, Inc. 2025 Employment Inducement Incentive Award Plan and related forms of stock option, restricted stock unit and performance stock unit agreements thereunder	S-8	4-3-2025	10.1
10.32#	Employment Letter Agreement, dated March 31, 2025, by and between Steven Basta and the Registrant	10-Q	5-1-2025	10.1
10.33#	Separation Agreement, dated April 2, 2025, by and between Terrie Curran and the Registrant	10-Q	5-1-2025	10.2
10.34#	Separation Agreement and Release of Claims, dated May 18, 2025, by and between Azmi Nabulsi, M.D., M.P.H. and the Registrant	10-Q	8-7-2025	10.1
10.35#	Separation Agreement and Release of Claims, dated May 20, 2025, by and between Molly Henderson and the Registrant	10-Q	8-7-2025	10.2
10.36#	Employment Letter Agreement, dated June 4, 2025, by and between Anne Marie Cook and the Registrant	10-Q	8-7-2025	10.3
10.37#	Employment Letter Agreement, dated September 29, 2025, by and between Sanjeev Narula and the Registrant	10-Q	10-30-2025	10.1
10.38^	Fifth Amendment to the Loan and Security Agreement, dated February 25, 2026, by and among Hercules Capital and the Registrant				X
19	Phathom Pharmaceuticals, Inc. Insider Trading Compliance Policy and Procedures	10-K	3-6-2025	19
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97#	Policy for Recovery of Erroneously Awarded Compensation	10-K	3-7-2024	97
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101				X

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

/s/ Steven Basta
Steven Basta Chief Executive Officer

Date: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Basta Steven Basta	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026

/s/ Sanjeev Narula Sanjeev Narula	Chief Financial and Business Officer (Principal Financial Officer)	February 26, 2026

/s/ Michael F. Cola Michael F. Cola	Director	February 26, 2026

/s/ Frank Karbe Frank Karbe	Director	February 26, 2026

/s/ Heidi Kunz Heidi Kunz	Director	February 26, 2026

/s/ Asit Parikh Asit Parikh, M.D., Ph.D.	Director	February 26, 2026

/s/ Ted Schroeder Ted Schroeder	Director	February 26, 2026

/s/ Mark Stenhouse Mark Stenhouse	Director	February 26, 2026

/s/ James Topper James Topper, M.D., Ph.D.	Director	February 26, 2026