Form 10-Q
period 2026-03-31
Phathom Pharmaceuticals, Inc.
filed 2026-04-30
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 28, 2026, the registrant had 79,755,953 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$180,904	$129,972
Prepaid expenses and other current assets	8,435	15,353
Accounts receivable, net	80,724	78,129
Inventory	6,508	5,518
Total current assets	276,571	228,972
Property and equipment, net	1,016	1,064
Operating lease right-of-use assets	2,508	2,603
Restricted cash	2,861	2,861
Inventory, non-current	19,076	20,732
Other long-term assets	3,088	2,917
Total assets	$305,120	$259,149
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,365	$4,983
Accrued expenses	83,317	89,831
Accrued interest	1,676	1,833
Operating lease liabilities, current	667	648
Current portion of revenue interest financing liability	33,016	27,249
Other current liabilities	—	7,500
Total current liabilities	125,041	132,044
Long-term debt, net of discount	163,675	209,087
Revenue interest financing liability	347,898	350,122
Operating lease liabilities	1,961	2,065
Other long-term liabilities	3,500	4,000
Total liabilities	642,075	697,318
Commitments and contingencies (Note 3)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000 at March 31, 2026 and December 31, 2025; issued and outstanding shares — 79,442,367 and 71,419,025 at March 31, 2026 and December 31, 2025, respectively	7	6
Treasury stock — 19 shares at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,177,665	1,046,083
Accumulated deficit	(1,514,627)	(1,484,258)
Total stockholders’ deficit	(336,955)	(438,169)
Total liabilities and stockholders’ deficit	$305,120	$259,149

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Product revenue, net	$58,301	$28,519
Cost of revenue	11,996	3,724
Gross profit	46,305	24,795
Operating expenses:
Research and development	7,771	9,184
Selling, general and administrative	54,011	94,474
Total operating expenses	61,782	103,658
Loss from operations	(15,477)	(78,863)
Other (expense) income:
Interest income	1,736	2,640
Interest expense	(15,797)	(18,071)
Other expense, net	(831)	(22)
Total other expense	(14,892)	(15,453)
Net loss and comprehensive loss	$(30,369)	$(94,316)
Net loss per share, basic and diluted	$(0.37)	$(1.31)
Weighted-average shares of common stock outstanding, basic and diluted	82,050,618	71,969,411

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2025	71,419,025	$6	19	$1,046,083	$(1,484,258)	$(438,169)
401(k) matching contribution	132,035	—	—	2,074	—	2,074
Vesting of restricted stock units and performance stock units, net of employee tax obligations	740,564	—	—	(128)	—	(128)
Stock-based compensation	—	—	—	5,534	—	5,534
ESPP shares issued	211,837	—	—	1,538	—	1,538
Issuance of common stock from exercises of stock options	63,906	—	—	591	—	591
Issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	6,875,000	1	—	121,973	—	121,974
Net loss	—	—	—	—	(30,369)	(30,369)
Balance at March 31, 2026	79,442,367	$7	19	$1,177,665	$(1,514,627)	$(336,955)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2024	68,518,238	$6	19	$1,009,425	$(1,263,011)	$(253,580)
401(k) matching contribution	290,165	—	—	2,127	—	2,127
Vesting of restricted stock units	508,568	—	—	—	—	—
Stock-based compensation	—	—	—	5,540	—	5,540
ESPP shares issued	321,099	—	—	1,853	—	1,853
Net loss	—	—	—	—	(94,316)	(94,316)
Balance at March 31, 2025	69,638,070	$6	19	$1,018,945	$(1,357,327)	$(338,376)

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(30,369)	$(94,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110	177
Stock-based compensation	5,534	5,540
Accrued payment-in-kind interest on debt	712	1,141
Accrued interest on revenue interest financing liability, net of payments	3,543	8,037
Amortization of debt discount	844	696
Loss on extinguishment of debt	829	—
Inventory reserve	—	899
Other	1,605	1,810
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,918	7,810
Accounts receivable, net	(2,596)	2,433
Accounts payable and accrued expenses	(3,124)	(6,961)
Accrued interest	(157)	92
Operating right-of-use assets and lease liabilities	10	40
Inventory	665	(12,328)
Other long-term assets	(171)	—
Net cash used in operating activities	(15,647)	(84,930)
Cash flows from investing activities
Cash paid for property and equipment	(61)	(18)
Net cash used in investing activities	(61)	(18)
Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	591	—
Proceeds from issuance of long-term debt, net of issuance costs	173,250	—
Repayment of long-term debt	(229,047)	—
Net proceeds from underwritten public offering	121,974	—
Payment of employee tax obligations related to vesting of PSUs and RSUs	(128)	—
Net cash provided by financing activities	66,640	—
Net increase (decrease) in cash and cash equivalents and restricted cash	50,932	(84,948)
Cash and cash equivalents and restricted cash – beginning of period	132,833	300,125
Cash and cash equivalents and restricted cash – end of period	$183,765	$215,177

Supplemental disclosure of cash flow information
Interest paid	$4,936	$5,226
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$44
Settlement of ESPP liability in common stock	$1,538	$1,853
Settlement of 401(k) liability in common stock	$2,074	$2,127
Final interest payment fee	$3,500	$—

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

Liquidity and Capital Resources

From inception to March 31, 2026, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing its initial and approved product candidate, vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, commercially launching its approved products in the U.S., and providing other selling, general and administrative support for these operations. The Company has a limited operating history as a commercial company. Although the Company has generated product revenue to date, the amount of future sales and income potential from its business remains uncertain. The Company has incurred net losses and negative cash flows from operating activities since its inception and despite the Company's plans and expectations, could continue to incur additional net losses in the future. The Company has funded its operations primarily through commercial bank debt, the revenue interest financing debt and various equity offerings, including the Company's at-the-market, or ATM, offerings. From inception through March 31, 2026, the Company sold 41,612,032 shares of common stock and 3,859,000 pre-funded warrants, generating net proceeds of approximately $665.3 million, after deducting underwriting discounts, commissions and offering costs.

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

Basis of Presentation

The unaudited interim condensed financial statements included herein have been prepared by the Company in accordance with GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. In the opinion of management, the accompanying unaudited interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited financial statements, in accordance with the rules and regulations of the SEC. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the 2025 Form 10-K, filed with the SEC on February 26, 2026.

During the three months ended March 31, 2026, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s 2025 Form 10-K. The Company’s complete listing of significant accounting policies is set forth in Note 1 of the notes to the audited financial statements in the Company's 2025 Form 10-K. Selected significant accounting policies are discussed in detail below.

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

As of March 31, 2026 and December 31, 2025, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

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

As of March 31, 2026, three customers accounted for 81% of the accounts receivable balance, with each of these individual customers ranging from 24% to 29% of the accounts receivable balance. As of December 31, 2025, three customers accounted for 78% of the accounts receivable balance, with each of these individual customers ranging from 19% to 30% of the accounts receivable balance. For the three months ended March 31, 2026, three customers accounted for 70% of the product sales in each period, with each of these individual customers ranging from 20% to 26% of the product sales. For the three months ended March 31, 2025, three customers accounted for 76% of the product sales, with each of these individual customers ranging from 24% to 27% of the product sales.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and pre-funded warrants outstanding for the period, without consideration for other potentially dilutive securities. For the three months ended March 31, 2026 and 2025 , basic shares outstanding includes the weighted average effect of the Company’s outstanding pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock. For the three months ended March 31, 2026 and 2025, the Company had no weighted-average unvested shares to exclude from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and restricted stock units) would be antidilutive.

Recently Adopted Accounting Standards

There were no recently adopted accounting standards which would have a material impact on the Company's unaudited interim condensed financial statements.

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

The Company assesses the adoption impact of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s 2025 Form 10-K. There were no new material accounting standards issued in the first quarter of 2026 that impacted the Company.

2. Balance Sheet Details

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued compensation expenses	$9,218	$14,841
Accrued professional & consulting expenses	999	1,253
Accrued research and development expenses	—	1,355
Accrued revenue allowances	67,488	65,462
Accrued other	5,612	6,920
Total accrued expenses	$83,317	$89,831

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Finished goods	$1,482	$1,457
Raw materials	5,026	4,061
Total inventory, current	6,508	5,518
Raw materials, non-current	19,076	20,732
Total inventory	$25,584	$26,250

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

During the three months ended March 31, 2026 and 2025, the Company recorded $5.8 million and $2.9 million, respectively, of royalty expense under the Takeda License, of which $5.8 million is included within accrued expenses as of March 31, 2026.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz will supply commercial quantities of amoxicillin capsules and clarithromycin tablets, package these antibiotics with vonoprazan, and provide in finished convenience packs which the Company sells as the VOQUEZNA DUAL PAK and the VOQUEZNA TRIPLE PAK. The supply agreement commits the Company to annual minimum purchase obligations. In March 2026, the Company entered into the second amendment to the supply agreement, or the Second Amendment, and as amended, the Amended Supply Agreement, whereby the parties agreed to the payment amount to be made by the Company to satisfy the remaining portion of the 2025 minimum purchase obligation and agreed to set the minimum purchase quantity for 2026. The parties further agreed that the determination of the minimum purchase obligation for years after 2026 would be mutually agreed by the parties at a specified time period prior to the end of the immediately preceding calendar year. In case the parties fail to reach an agreement on the minimum purchase obligation by such date, each party may terminate this agreement on twenty-four months prior written notice. The Second Amendment also included a price adjustment.

The Company incurred no expense and $0.1 million of expense under the agreement during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, approximately €1.0 million, or approximately $1.1 million, for the 2025 minimum purchase obligation per the Amended Supply Agreement remains and for which the Company has recorded within accounts payable on the condensed balance sheets.

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

4. Lease Commitments

As of March 31, 2026, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with weighted average remaining lease terms of 4.2 years and 4.9 years, respectively. In September 2025, the Company entered into amendments to its lease agreements for the New Jersey office space to extend the terms of the leases through February 2031. All operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.3 million, respectively. Total short-term lease costs relating to leased vehicles were $1.8 million for each of the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Year ending December 31:
2026	$517
2027	719
2028	736
2029	753
2030	702
Thereafter	100
Total minimum lease payments	3,527
Less: amount representing interest	(899)
Present value of operating lease liabilities	2,628
Less: operating lease liabilities, current	(667)
Operating lease liabilities, non-current	$1,961

Weighted-average remaining lease term (in years)	4.74
Weighted-average incremental borrowing rate	13.83%

Operating cash flows for each of the three months ended March 31, 2026 and 2025 included cash payments for operating leases of approximately $0.2 million.

5. Debt

Total debt consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Long-term debt, current portion	$—	$—
Long-term debt, non-current portion	175,000	216,495
Unamortized debt discount	(11,325)	(7,408)
Total debt, net of debt discount	$163,675	$209,087

On September 17, 2021, or the Closing Date, the Company entered into a Loan and Security Agreement, or, the Loan Agreement, with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, or, in such capacity, the Agent or Hercules, and the other financial institutions that from time to time become parties to the Loan Agreement as lenders. The Loan Agreement initially provided for term loans in an aggregate principal amount of up to $200 million under multiple tranches. The Company has entered into several amendments to the Loan Agreement since the initial advance and the current loan terms provided for in the latest amendment are described below.

On February 25, 2026, or the Fifth Amendment Closing Date, the Company entered into the Fifth Amendment to the Loan and Security Agreement, or the Fifth Loan Amendment, which, among other things, (i) provided for a new term loan advance of $175 million, or the Term Loan Advance, the proceeds of which, along with cash on the Company's balance sheet, were used to repay in full the existing secured obligations outstanding under the Loan Agreement, including principal, capitalized payment-in-kind interest, cash interest, existing final fee payments, and any applicable prepayment fees, (ii) provided for an additional loan tranche of up to $25 million which shall be available to the Company in the lenders’ discretion, (iii) extended the maturity date from December 1, 2027 to February 1, 2029, or the Maturity Date, subject to further extension to December 1, 2030 upon the achievement of a specified revenue milestone and subject to a certain pro forma liquidity test, (iv) extended the interest only period from October 2026 to December 2027, thereafter, monthly payment of interest and principal repayments at 2.5% of the aggregate original principal balance of the Term Loan Advance through the Maturity Date, with any remaining payments to be repaid in full on the Maturity Date, (v) cash interest rate set at floating rate based on the greater of (a) US WSJ Prime + 3.10% or (b) 9.85%, (vi) eliminated the payment-in-kind interest rate of 2.15% per annum, (vii) amended the prepayment charge, which is a percentage of the principal amount advanced under the Term Loans under the Fifth Loan Amendment, or each a Term Loan Advance and together, the Term Loan Advances, as follows: (a) if the Term Loan Advances are prepaid after the Fifth Amendment Closing Date but prior to the twelfth month anniversary of the Fifth Amendment Closing Date, 2.50%; (b) if the Term Loan Advances are prepaid on or after the twelfth month anniversary of the Fifth Amendment Closing Date but prior to the twenty-fourth month anniversary of the Fifth Amendment Closing Date, 2.00%; (c) if the Term Loan

Advances are prepaid on or after the twenty-fourth month anniversary of the Fifth Amendment Closing Date but prior to the thirty-sixth month anniversary of the Fifth Amendment Closing Date, 1.50%; (d) thereafter, 1.00%; provided that (x) any such prepayment charge shall be reduced by 50.0% if such prepayment is a result of a change in control and (y) upon any refinancing by Hercules such prepayment charge shall be waived in full; and (viii) provided for a new final payment fee which is as a percentage of the Term Loan Advance, calculated as follows: (a) if the Term Loan Advances are repaid prior to September 2027, 1.25%; (b) if the Term Loan Advances are repaid after September 1, 2027 but on or prior to February 1, 2029, 2.00%; (c) if the Term Loan Advances are repaid after February 1, 2029 but on or prior to January 1, 2030, 3.00%, and (d) if the Term Loan Advances are repaid after January 1, 2030, 3.50%. As of March 31, 2026, the Company recorded $3.5 million within other long-term liabilities for the new final payment fee based on the Term Loan Advance being repaid by the Maturity Date.

The Company accounted for the Fifth Loan Amendment in accordance with ASC 470-50, Modification and Extinguishments, or ASC 470-50, to determine if the transaction was treated as a modification or an extinguishment of debt. The Company reviewed the debt terms and determined the change would be accounted for prospectively as a partial debt extinguishment in accordance with ASC 470-50. As a result, the Company expensed a portion of the remaining deferred debt issuance costs and fees of $0.8 million associated with the debt prior to the Fifth Loan Amendment, as a loss on partial debt extinguishment within other expense, net in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2026. Prior to the Fifth Loan Amendment, there were approximately $6.9 million of deferred debt issuance costs remaining to be amortized. The partial extinguishment and modification resulted in a net reduction in deferred issuance fees of $0.5 million with a remaining balance of $6.4 million in debt issuance costs capitalized to be amortized over the three year life of the new debt.

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
(ii)
Performance covenant - In addition, the Company must satisfy any one of the following:
a.
Market capitalization exceeding $900 million;
b.
Minimum cash balance of 50% of the outstanding principal amount of the term loans, which will decrease to 40% upon achieving $65 million of trailing three months net product revenue, and to 30% upon achieving $85 million of trailing three months net product revenue; or
c.
Trailing three months net product revenue equal to 75% of projected revenue in 2026 and 70% of projected revenue in 2027 and beyond, tested on a quarterly basis.

Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by the Company may be declared immediately due and payable by Hercules, as collateral agent.

As of March 31, 2026, the Company was in compliance with all applicable covenants under the Loan Agreement.

In connection with the entry into the initial Loan Agreement, the Company issued to Hercules a warrant, or the Warrant, to purchase a number of shares of the Company’s common stock equal to 2.5% of the aggregate amount of the Term Loan advances. On the Closing Date, the Company issued a Warrant for 74,782 shares of common stock. The Warrant will be exercisable until September 17, 2028 (seven years from the date of issuance) at a per-share exercise price equal to $33.43, which was the closing price of the Company’s common stock on September 16, 2021. The Warrant issued with the initial tranche was not modified as part of the Fifth Loan Amendment. The exercise price and terms of the outstanding Warrant remain unchanged.

The $3.5 million of final payment fees and $1.8 million facility fee incurred as part of the Fifth Loan Amendment, along with the $6.4 million of unamortized debt issuance costs as a result of the debt modification, have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the remaining term of the Loan Agreement.

Future minimum principal payments under the Loan Agreement, including the final payment fees, as of March 31, 2026 are as follows (in thousands):

Year ending December 31:
2026	$—
2027	—
2028	52,500
2029	126,000
Total principal payments	178,500
Less: final payment fees	(3,500)
Total term loan borrowings	$175,000

During the three months ended March 31, 2026 and 2025, the Company recognized $6.5 million and $7.1 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. As of March 31, 2026, the Company had an outstanding loan balance of $175.0 million and accrued interest of $1.7 million.

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

Additionally, on October 31, 2022, the Company entered into a Joinder Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules, together as the investors. Under the terms of the Joinder Agreement, the Company received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, during the fourth quarter of 2023, and provided for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their rights of first offer regarding the Additional Investor Funding and the Additional Investor joined the Revenue Interest Financing Agreement to extend commitments for the Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount. As of March 31, 2026, no additional funding is available under the Revenue Interest Financing Agreement.

Under the Revenue Interest Financing Agreement, the investors are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and when the Company received FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with Non-Erosive GERD, which occurred on July 17, 2024. The investors’ right to receive royalties on net sales will terminate when the investors have received aggregate payments equal to 200% of the Investment Amount. In addition, at any time after April 30, 2024, the Company has the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

If the investors have not received aggregate payments of at least 100% of the Investment Amount by December 31, 2028, and at least 200% of the Investment Amount by December 31, 2037, each a Minimum Amount, then the Company will be obligated to make a cash payment to the investors in an amount sufficient to gross the investors up to the applicable Minimum Amount. As of March 31, 2026, the aggregate payments made to investors under the Revenue Interest Financing Agreement equaled $23.1 million.

Upon the occurrence of an event of default taking place between April 1, 2025 and April 1, 2028, or after April 1, 2028, the Company is obligated to pay 1.65 times Investment Amount and 2.0 times Investment Amount, respectively, less any amounts the Company previously paid pursuant to the agreement.

Additionally, under the terms of Revenue Interest Financing Agreement, the Company is subject to a minimum cash covenant of at least (a) beginning on the date that the Hercules Loan Agreement is terminated and each day thereafter until September 30, 2026, $30 million, and (b) beginning on October 1, 2026 and on each day thereafter until September 30, 2029, a certain percentage of the minimum cash reference amount defined as the difference between the Investment Amount and the amount of all royalty payments received by the Investors as of each such date as follows: (i) 50% from October 1, 2026 to September 30, 2027 (ii) 75% from October 1, 2027 to September 30, 2028, and (iii) 100% from October 1, 2028 to September 30, 2029. As of March 31, 2026, the Company was in compliance with all applicable covenants under the Revenue Interest Financing Agreement.

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. As of March 31, 2026, the effective interest rate of the revenue interest financing liability was approximately 10.20%. Changes in future payments from previous estimates are included in the current and future interest expense. The carrying value of the revenue interest financing liability was $380.9 million and $377.4 million as of March 31, 2026 and December 31, 2025, respectively.

Total revenue interest financing liability consists of the following (in thousands):

Liability balance as of January 1, 2025	$353,038
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(14,719)
Plus: interest expense	39,052
Ending liability balance as of December 31, 2025	377,371
Less: current portion	(27,249)
Long-term liability balance as of December 31, 2025	$350,122

Liability balance as of January 1, 2026	$377,371
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(5,758)
Plus: interest expense	9,301
Ending liability balance as of March 31, 2026	380,914
Less: current portion	(33,016)
Long-term liability balance as of March 31, 2026	$347,898

During the three months ended March 31, 2026 and 2025, the Company recognized $9.3 million and $11.0 million, respectively, of interest expense in connection with the revenue interest financing liability.

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

7. Stockholders’ Equity

Common Stock

From inception through March 31, 2026, the Company sold 41,612,032 shares of common stock and 3,859,000 pre-funded warrants, generating net proceeds of approximately $665.3 million, after deducting underwriting discounts, commissions and offering costs.

Underwritten Public Offering

In January 2026, the Company sold 6,875,000 shares of common stock at a price of $16.00 per share and pre-funded warrants to purchase 1,250,078 shares of common stock at a price of $15.999 per pre-funded warrant, which represents the per share price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The Company received gross proceeds of $130.0 million, before deducting underwriting discounts and commissions. The net purchase price after deducting the underwriting discounts and commissions and other offering expenses, was $15.01 per share or net proceeds of $122.0 million. Certain affiliates of Frazier Life Sciences IX, L.P., or Frazier, a significant stockholder and Dr. James Topper, who currently serves on the Company's Board of Directors, share voting and investment power of the securities held by Frazier. Frazier participated in the offering by purchasing pre-funded warrants on the same terms as all other investors at a purchase price of $15.999, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. Each pre-funded warrant became exercisable upon issuance and will not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of ordinary shares beneficially owned by the holders thereof immediately following such exercise would exceed a specified beneficial ownership limitation.

The pre-funded warrants from the offering were classified as a component of equity in the Company's condensed balance sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $18.8 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital for the three months ended March 31, 2026. As of March 31, 2026, none of the pre-funded warrants have been exercised.

ATM Offerings

In November 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, the Company filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which the Company may, from time to time, sell up to an aggregate of $150 million of the Company's common stock through the Sales Agent, or the 2023 ATM Offering. The Company is not obligated to, and cannot provide any assurances that the Company will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or the Company at any time. No shares were sold during the three months ended March 31, 2026 and 2025. As of March 31, 2026, all of the available $150 million under the 2023 ATM Offering remains available.

Common Stock Reserves

Common stock reserved for future issuance consists of the following:

March 31, 2026
Common stock warrants including pre-funded warrants	3,950,228
Stock options, performance stock units and restricted stock units outstanding	12,979,597
Shares available for issuance under the 2019 Incentive Plan	3,495,959
Shares available for issuance under the ESPP Plan	1,859,861
Shares available for issuance under the Inducement Plan	409,661
Balance at March 31, 2026	22,695,306

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

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

As of March 31, 2026, 3,495,959 shares remain available for issuance under the 2019 Plan, which reflects 1,859,709 stock options, RSUs and PSUs granted, and 167,340 of awards cancelled or forfeited, during the three months ended March 31, 2026 as well as an annual increase of 3,570,952 shares authorized on January 1, 2026.

2025 Employment Inducement Incentive Award Plan

On March 30, 2025, the Board of Directors adopted the 2025 Employment Inducement Incentive Award Plan, or the Inducement Plan, and reserved 2,500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company) as an inducement to join the Company. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and PSUs, and its terms are substantially similar to the Company’s 2019 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. As of March 31, 2026, the Company granted 2,090,339 stock options, RSUs and PSUs under the Inducement Plan and 409,661 shares remain available for issuance.

Performance-Based Units

In 2025, the Board of Directors approved the grant of PSUs, whereby vesting depends on certain revenue performance milestones for 2025 and over the next two years and stock price hurdle PSUs. The Company estimates the likelihood of achievement of performance milestones for all PSU awards at the end of each reporting period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. Recognition of stock-based compensation expense relating to the stock price hurdle PSUs commenced on the date of grant and the expense is recognized ratably over the requisite service period of the award. The stock price hurdle PSUs are considered a market condition under FASB ASC Topic 718 Compensation – Stock Compensation and is estimated on the grant date using Monte Carlo simulations. The key assumptions used in determining this valuation included an expected volatility of 86.84%, a dividend yield of zero, a risk-free interest rate of 3.67%, and an expected term of 3.75 years.

The following table summarizes PSU activity during the three months ended March 31, 2026:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2026	495,124	$7.39
Granted	58,914	10.86
Vested	(154,077)	6.84
Forfeited	(6,325)	5.76
Unvested balance at March 31, 2026	393,636	$8.14

For performance milestone PSUs, stock-based compensation expense is recorded based on the market price of the Company's common stock on the grant date and is recognized if and when the achievement of such performance milestones are determined to be probable by the Company. During the three months ended March 31, 2026, a revenue performance milestone was considered probable, and the Company recognized stock-based compensation expense related to the probable vesting of PSUs. The fair value of the PSUs that vested during the three months ended March 31, 2026 was approximately $1.1 million.

As of March 31, 2026, the Company had approximately $2.7 million of related unrecognized stock-based compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

Restricted Stock Units

The following table summarizes RSU activity during the three months ended March 31, 2026:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2026	2,154,584	$6.73
Granted	1,465,086	13.64
Vested	(596,943)	6.69
Forfeited	(50,650)	9.83
Unvested balance at March 31, 2026	2,972,077	$10.09

As of March 31, 2026, the Company had $27.4 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of RSUs vested during the three months ended March 31, 2026, was approximately $4.0 million.

Employee Stock Purchase Plan

In October 2019, the Board of Directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. As of March 31, 2026, 1,859,861 shares of common stock remain available for issuance under the ESPP, which includes the 211,837 shares sold to employees during the three months ended March 31, 2026 as well as an annual increase of 714,190 shares authorized on January 1, 2026.

The ESPP is considered a compensatory plan, and for the three months ended March 31, 2026 and 2025, the Company recorded related stock-based compensation of $0.2 million and $0.3 million, respectively. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2026	2025
Assumptions:
Expected term (in years)	0.49	0.49
Expected volatility	61.01%	86.93%
Risk free interest rate	3.60%	4.26%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards for the three months ended March 31, 2026 and 2025, was $4.85 and $2.81, respectively. As of March 31, 2026, the total unrecognized compensation expense related to the ESPP was $0.4 million, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

401(k) Plan

During 2020, the Company established a 401(k) savings plan. The Company’s contributions to the plan are discretionary. During the three months ended March 31, 2026 and 2025, the Company incurred $1.6 million and $1.8 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods. During the three months ended March 31, 2026 and 2025, the Board of Directors approved employer matching contributions settled by contributing 132,035 and 290,165, respectively, shares of common stock.

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

A summary of the Company’s stock option activity and related information during the three months ended March 31, 2026 were as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2026	9,443,623	$8.32	6.45	$80,509
Options granted	343,782	15.69
Options exercised	(63,156)	9.36
Options cancelled	(110,365)	5.44
Balance at March 31, 2026	9,613,884	$8.61	6.35	$34,230
Options exercisable as of March 31, 2026	4,741,848	$10.54	3.70	$10,976
Vested and expected to vest as of March 31, 2026	9,613,884	$8.61	6.35	$34,230

The estimated weighted-average fair value of employee and non-employee director stock options granted for the three months ended March 31, 2026 and 2025 was $12.09 and $4.23, respectively. As of March 31, 2026, the Company had $20.1 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock at March 31, 2026. The total intrinsic value of stock options exercised for the three months ended March 31, 2026 was approximately $0.4 million.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2026	2025
Assumptions:
Expected term (in years)	6.08	6.08
Expected volatility	91.73%	83.38%
Risk free interest rate	3.85%	4.16%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expense	$799	$1,330
Selling, general and administrative expense	4,735	4,210
Total	$5,534	$5,540

8. Revenue Recognition

To date, our only source of revenue has been from the U.S. sales of VOQUEZNA products, which the Company began selling during the fourth quarter of 2023. The Company records its best estimate of chargebacks, sales discounts and other reserves to which customers are likely expected to be entitled to as contra accounts receivable charges, and within accrued expenses if payable to a third-party or related to product returns on the condensed balance sheets. During the three months ended March 31, 2026 and 2025, the Company recognized $58.3 million and $28.5 million, respectively, of net product revenues related to sales of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK.

The following table provides a summary of the Company's revenue allowances and related accruals for the three months ended March 31, 2026, which have been deducting in arriving at product revenues, net (in thousands):

	Customer Credits, Discounts and Allowances	Rebates, Returns and Co-Pay Assistance
	(contra accounts receivable)	(accrued expenses)	Total
Balance as of January 1, 2026	$10,646	$65,462	$76,108
Accruals	15,966	55,616	71,582
Utilizations	(20,240)	(53,590)	(73,830)
Balance as of March 31, 2026	$6,372	$67,488	$73,860

9. Segment Information

The Company's chief operating decision maker, or CODM, the Chief Executive Officer, manages the Company’s business activities as a single reportable segment. The segment derives its current revenues from the sale of VOQUEZNA products. Accordingly, the CODM uses net income (loss) to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (research and development, general and administrative, sales and marketing and stock-based compensation) to manage the Company’s operations. Other segment items included in net loss are interest income, interest expense and other expense, which are reflected in the condensed statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed balance sheets as total assets.

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Product revenue, net	$58,301	$28,519
Less:
Cost of revenue	11,996	3,724
Research and development	6,972	7,854
General and administrative	7,033	8,807
Sales and marketing	42,243	81,457
Stock-based compensation	5,534	5,540
Interest income	(1,736)	(2,640)
Interest expense	15,797	18,071
Other expense, net	831	22
Segment net loss	$(30,369)	$(94,316)

10. Restructuring

In May 2025, the Company implemented a cost reduction and organizational restructuring plan to reduce cash burn and focus resources on commercial execution. In connection with the restructuring, the Company's workforce was reduced by 26 employees, or approximately 6%, including certain leadership changes all designed to right-size the organization. In 2025, the Company incurred restructuring charges of $9.2 million consisting of one-time termination benefits to affected employees for severance, non-cash stock-based compensation costs, healthcare benefits and outplacement assistance. The costs were included in research and development and selling, general, and administrative expenses on the Company’s condensed consolidated statement of operations and comprehensive loss.

The following table summarizes activity related to the restructuring accrual during the three months ended March 31, 2026 (in thousands):

Total
Balance as of January 1, 2026	$492
Restructuring expenses incurred	—
Cash paid	(308)
Non-cash expenses	—
Balance as of March 31, 2026	$184

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 Form 10-K.

Forward Looking Statements

The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, commercialization plans and costs, research and development plans and costs, pricing and reimbursement, the potential to develop future product candidates, the timing and likelihood of success of the plans and objectives of management for current and future operations, and future results of planned commercialization activities, product development and other efforts, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in the Part II, Item 1A under the heading “Risk Factors" of our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

We began U.S. commercialization of VOQUEZNA for the treatment of erosive gastroesophageal reflux disease, or Erosive GERD, and Helicobacter pylori, or H. pylori, infection, and VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK for the treatment of H. pylori infection in November 2023. The U.S. Food and Drug Administration, or FDA, approved VOQUEZNA for the relief of heartburn associated with Non-Erosive GERD, the largest category of GERD, in July 2024.

Vonoprazan was originally developed by Takeda Pharmaceutical Company Limited, or Takeda, and is marketed in multiple countries outside the United States. We licensed U.S., European and Canadian rights to vonoprazan from Takeda in 2019. We are independently commercializing VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK in the United States.

During the three months ended March 31, 2026, we generated increased revenues from sales of our VOQUEZNA products compared to same period in the prior year, reflecting continued execution of our U.S. commercial strategy. The majority of our revenue was derived from sales of VOQUEZNA. During this period, we also experienced growth in prescription volume and prescriber adoption, with most prescriptions written for GERD indications. As of April 17, 2026, approximately 1.35 million prescriptions for VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK have been filled since launch. We continue to have broad commercial coverage for VOQUEZNA, with access for over 120 million, or over 80%, of U.S. commercial lives. Our commercial efforts are supported by a targeted sales force and continued focus on prescriber engagement and payer access.

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

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing vonoprazan, meeting with regulatory authorities, managing our clinical trials of vonoprazan, preparing for commercialization of our products containing vonoprazan, commercially launching our approved products in the U.S., and providing other selling, general and administrative support for our operations. Our operations to date have been funded primarily through commercial bank debt, our revenue interest financing debt and various equity offerings, including our at-the-market offerings. From inception through March 31, 2026, we sold 41,612,032 shares of common stock and 3,859,000 pre-funded warrants, generating net proceeds of approximately $665.3 million, after deducting underwriting discounts, commissions and offering costs.

As of March 31, 2026, we had cash and cash equivalents of $180.9 million. Based on our current operating plan, we believe that our existing cash and cash equivalents together with our anticipated product revenues, are sufficient to fund operations for at least the next twelve months and will be sufficient to enable us to reach operating profitability beginning in the third quarter of 2026, excluding stock-based compensation. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize VOQUEZNA, develop vonoprazan for additional indications or formulations or develop or any future product candidates.

Since inception, we have incurred significant operating losses. Our net losses were $30.4 million and $94.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1.5 billion. Despite our plans and expectations, we could continue to incur operating losses for the foreseeable future. If we do not achieve our goals, it could be several years, if ever, before our current products or potential future product candidates, if successfully developed and approved, generate significant revenues to offset these operating losses. As a result, we are uncertain if we will achieve profitability on our current expected timeline, if at all, and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

Restructuring

In May 2025, we implemented a cost reduction and organizational restructuring plan to reduce cash burn and focus resources on commercial execution. In connection with the restructuring, our workforce was reduced by 26 employees, or approximately 6%, including certain leadership changes all designed to right-size the organization. In 2025, total restructuring charges incurred were $9.2 million consisting of one-time termination benefits to affected employees for severance, non-cash stock-based compensation costs, healthcare benefits and outplacement assistance. As of March 31, 2026, approximately $0.2 million of restructuring related accruals remain on the condensed balance sheets.

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

We paid Takeda upfront consideration consisting of a cash fee of $25 million, 1,084,000 shares of our common stock, a warrant to purchase 7,588,000 shares of our common stock at an exercise price of $0.00004613 per share, or the Takeda Warrant, and issued Takeda a right to receive an additional common stock warrant, or the Takeda Warrant Right, if Takeda’s fully-diluted ownership of the Company represented less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately prior to the closing of our IPO. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of our IPO, and no additional warrant was issued. We agreed to make milestone payments to Takeda upon achieving certain tiered aggregate annual net sales of licensed products in the United States, Europe and Canada up to a total maximum milestone amount of $250 million. We also agreed to make tiered royalty payments at percentages averaging in the low double digits on net sales of licensed products, subject to specified offsets and reductions. Royalties are payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 15 years following first commercial sale in such country. We currently pay royalties to Takeda on sales of VOQUEZNA tablets, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK in the U.S. During the three months ended March 31, 2026 and 2025, the Company recorded $5.8 million and $2.9 million, respectively, of royalty expense under the Takeda License, of which $5.8 million is included within accrued expenses as of March 31, 2026.

Components of Results of Operations

Revenue

We began to recognize revenue from product sales, net of rebates, chargebacks, discounts, and other adjustments, in November 2023 in conjunction with the commercial launch of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK in the United States.

Cost of Revenue

Cost of revenue includes the cost of producing and distributing inventories that are related to product sales. This also includes royalties payable to Takeda, pursuant to the Takeda License Agreement (Refer to Note 3 for further details). In addition, shipping and handling costs for product sales along with fulfillment costs are recorded as incurred. Cost of revenue also includes costs related to excess or obsolete inventory adjustment charges.

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

Research and development expenses include:

•
Clinical development expenses: external research and development expenses incurred under agreements with clinical research organizations, regulatory costs, and consultants to conduct and support our clinical trials of vonoprazan;
•
Personnel related expenses: salaries, payroll taxes, and employee benefits, and restructuring expenses in 2025;
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

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Clinical development and regulatory	$4,191	$3,544
Personnel related	2,543	2,962
Chemistry manufacturing and controls	55	1,058
Consulting, professional and other costs	183	290
Stock-based compensation	799	1,330
Total research and development expenses	$7,771	$9,184

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

Loan Agreement with Hercules

Beginning on February 25, 2026, interest expense under our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, consists of (i) cash interest at a variable annual rate equal to the greater of (a) 9.85% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 3.10%, and (ii) amortization of the Loan Agreement debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred, and the obligation to make a final payment.

From December 14, 2023 through February 25, 2026, interest expense under the Loan Agreement consisted of (i) cash interest at a variable annual rate equal to the greater of (a) 9.85% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 1.35% and provided that the cash interest rate was to be capped at 10.35% and upon us achieving the certain milestones, the cash interest was to decrease by 0.35%, (ii) payment-in-kind interest was at a per annum rate of interest equal to 2.15%, and (iii) amortization of the Loan Agreement debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred, and the obligation to make a final payment.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Product revenue, net	$58,301	$28,519	$29,782
Cost of revenue	11,996	3,724	8,272
Gross profit	46,305	24,795	21,510
Operating expenses:
Research and development	7,771	9,184	(1,413)
Selling, general and administrative	54,011	94,474	(40,463)
Total operating expenses	61,782	103,658	(41,876)
Loss from operations	(15,477)	(78,863)	63,386
Other (expense) income:
Interest income	1,736	2,640	(904)
Interest expense	(15,797)	(18,071)	2,274
Other expense, net	(831)	(22)	(809)
Total other expense	(14,892)	(15,453)	561
Net loss	$(30,369)	$(94,316)	$63,947

Revenue. Product revenues were $58.3 million and $28.5 million for the three months ended March 31, 2026 and 2025, respectively, related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which were launched in the fourth quarter of 2023. The increase of $29.8 million was due to continued execution of our commercial strategy.

Cost of Revenue. Cost of revenue were $12.0 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $8.3 million was due to the increase in revenues and the corresponding increase in Takeda royalty payments, as well as increased fulfillment costs for the three months ended March 31, 2026.

Research and Development Expenses. Research and development expenses were $7.8 million and $9.2 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $1.4 million consists of $1.0 million related to lower personnel-related expenses and $1.0 million of lower CMC costs offset by an increase of $0.6 million of clinical development and regulatory costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $54.0 million and $94.5 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $40.5 million was primarily related to a $36.9 million reduction in advertising and promotional expenses, $2.3 million of lower personnel-related expenses, and $1.3 million of lower consulting and professional fees.

Other (Expense) Income. Other expense of $14.9 million for the three months ended March 31, 2026 consisted of $15.8 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, $0.8 million partial loss on extinguishment of debt recognized under the Loan Agreement, partially offset by $1.7 million of interest income related to cash held in money market funds. Other expense of $15.5 million for the three months ended March 31, 2025 consisted of $18.1 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $2.6 million of interest income related to cash held in money market funds.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and while we expect to continue to incur a net loss in the near term, we anticipate achieving operating profitability beginning in the third quarter of 2026, excluding stock-based compensation. As of March 31, 2026, we had cash and cash equivalents of $180.9 million.

Loan Agreement with Hercules

On September 17, 2021, or the Closing Date, we entered into the Loan Agreement with Hercules, in its capacity as administrative agent and collateral agent and as a lender, or, in such capacity, the Agent or Hercules, and the other financial institutions that from time to time become parties to the Loan Agreement as lenders. The Loan Agreement initially provided for term loans in an aggregate principal amount of up to $200 million under multiple tranches. We entered into several amendments to the Loan Agreement since the initial advance and the current loan terms provided for in the latest amendment are described below.

On February 25, 2026, or the Fifth Amendment Closing Date, we entered into the Fifth Amendment to the Loan and Security Agreement, or the Fifth Loan Amendment, which, among other things, (i) provided for a new term loan advance of $175 million, or the Term Loan Advance, the proceeds of which, along with cash on our balance sheet, were used to repay in full the existing secured obligations outstanding under the Loan Agreement, including principal, capitalized payment-in-kind interest, cash interest, existing final fee payments, and any applicable prepayment fees, (ii) provided for an additional loan tranche of up to $25 million which shall be available to us in the lenders’ discretion, (iii) extended the maturity date from December 1, 2027 to February 1, 2029, or the Maturity Date, subject to further extension to December 1, 2030 upon the achievement of a specified revenue milestone and subject to a certain pro forma liquidity test, (iv) extended the interest only period from October 2026 to December 2027, thereafter, monthly payment of interest and principal repayments at 2.5% of aggregate original principal balance of the Term Loan Advance through the Maturity Date, with any remaining payments to be repaid in full on the Maturity Date, (v) cash interest rate set at floating rate based on the greater of (a) US WSJ Prime + 3.10% or (b) 9.85%, (vi) eliminated the payment-in-kind interest rate of 2.15% per annum, (vii) amended the prepayment charge, which is a percentage of the principal amount advanced under the Term Loans under the Fifth Loan Amendment, or each a Term Loan Advance and together, the Term Loan Advances, as follows: (a) if the Term Loan Advances are prepaid after the Fifth Amendment Closing Date but prior to the twelfth month anniversary of the Fifth Amendment Closing Date, 2.50%; (b) if the Term Loan Advances are prepaid on or after the twelfth month anniversary of the Fifth Amendment Closing Date but prior to the twenty-fourth month anniversary of the Fifth Amendment Closing Date, 2.00%; (c) if the Term Loan Advances are prepaid on or after the twenty-fourth month anniversary of the Fifth Amendment Closing Date but prior to the thirty-sixth month anniversary of the Fifth Amendment Closing Date, 1.50%; (d) thereafter, 1.00%; provided that (x) any such prepayment charge shall be reduced by 50.0 percent if such prepayment is a result of a change in control and (y) upon any refinancing by Hercules such prepayment charge shall be waived in full; and (viii) provided for a new final payment fee which is as a percentage of the Term Loan Advance, calculated as follows: (a) if the Term Loan Advances are repaid prior to September 2027, 1.25%; (b) if the Term Loan Advances are repaid after September 1, 2027 but on or prior to February 1, 2029, 2.00%; (c) if the Term Loan Advances are repaid after February 1, 2029 but on or prior to January 1, 2030, 3.00%, and (d) if the Term Loan Advances are repaid after January 1, 2030, 3.50%. As of March 31, 2026, we recorded $3.5 million within other long-term liabilities for the new final payment fee based on the Term Loan Advance being repaid by the Maturity Date.

We accounted for the Fifth Loan Amendment in accordance with ASC 470-50, Modification and Extinguishments, or ASC 470-50, to determine if the transaction was treated as a modification or an extinguishment of debt. We reviewed the debt terms and determined the change would be accounted for prospectively as a partial debt extinguishment in accordance with ASC 470-50. As a result, we expensed a portion of the remaining deferred debt issuance costs and fees of $0.8 million associated with the debt prior to the Fifth Loan Amendment, as a loss on partial debt extinguishment within other expense, net in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2026. Prior to the Fifth Loan Amendment, there were approximately $6.9 million of deferred debt issuance costs remaining to be amortized. The partial extinguishment and modification resulted in a net reduction in deferred issuance fees of $0.5 million with a remaining balance of $6.4 million in debt issuance costs capitalized to be amortized over the three year life of the new debt.

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
(ii)
Performance covenant - In addition, we must satisfy any one of the following:
a.
Market capitalization exceeding $900 million;
b.
Minimum cash balance of 50% of the outstanding principal amount of the term loans, which will decrease to 40% upon achieving $65 million of trailing three months net product revenue, and to 30% upon achieving $85 million of trailing three months net product revenue; or
c.
Trailing three months net product revenue equal to 75% of projected revenue in 2026 and 70% of projected revenue in 2027 and beyond, tested on a quarterly basis.

Upon the occurrence of an event of default, subject to any specified cure periods, all amounts owed by us may be declared immediately due and payable by Hercules, as collateral agent.

As of March 31, 2026, we were in compliance with all applicable covenants under the Loan Agreement.

In connection with the entry into the initial Loan Agreement, we issued to Hercules a warrant, or the Warrant, to purchase a number of shares of our common stock equal to 2.5% of the aggregate amount of the Term Loan advances. On the Closing Date, the we issued a Warrant for 74,782 shares of common stock. The Warrant will be exercisable until September 17, 2028 (seven years from the date of issuance) at a per-share exercise price equal to $33.43, which was the closing price of our common stock on September 16, 2021. The Warrant issued with the initial tranche was not modified as part of the Fifth Loan Amendment. The exercise price and terms of the outstanding Warrant remain unchanged.

The $3.5 million of final payment fees and $1.8 million facility fee incurred as part of the Fifth Loan Amendment, along with the $6.4 million of unamortized debt issuance costs as a result of the debt modification, have been recorded as debt discount and are being amortized to interest expense using the effective interest method over the remaining term of the Loan Agreement.

Revenue Interest Financing Agreement

On May 3, 2022, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules, together with NQ and Sagard, or the Initial Investors, pursuant to which we had the right to receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, we received $100 million at the initial closing and received an additional $160 million upon FDA approval of vonoprazan for treatment of Erosive GERD in the fourth quarter of 2023. Additionally, on October 31, 2022, we entered into a Joinder and Waiver Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules in its capacity as administrative agent and collateral agent for itself and the lenders under that certain Loan Agreement, or the Joinder Agreement, in respect of the Revenue Interest Financing Agreement. Under the terms of the Joinder Agreement, we received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, in the fourth quarter of 2023 and provided for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their right of first offer for any Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount. As of March 31, 2026, no additional funding is available under the Revenue Interest Financing Agreement.

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

If the investors have not received aggregate payments of at least 100% of the Investment Amount by December 31, 2028, and at least 200% of the Investment Amount by December 31, 2037, each a Minimum Amount, then we will be obligated to make a cash payment to the investors in an amount sufficient to gross the investors up to the applicable Minimum Amount. As of March 31, 2026, the aggregate payments made to investors under the Revenue Interest Financing Agreement equaled $23.1 million.

Upon the occurrence of an event of default taking place between April 1, 2025 and April 1, 2028, or after April 1, 2028, we are obligated to pay 1.65 times Investment Amount and 2.0 times Investment Amount, respectively, less any amounts we previously paid pursuant to the agreement.

Additionally, under the terms of Revenue Interest Financing Agreement, we are subject to a minimum cash covenant of at least (a) beginning on the date that the Hercules Loan Agreement is terminated and each day thereafter until September 30, 2026, $30 million, and (b) beginning on October 1, 2026 and on each day thereafter until September 30, 2029, a certain percentage of the minimum cash reference amount defined as the difference between the Investment Amount and the amount of all royalty payments received by the Investors as of each such date as follows: (i) 50% from October 1, 2026 to September 30, 2027 (ii) 75% from October 1, 2027 to September 30, 2028, and (iii) 100% from October 1, 2028 to September 30, 2029. As of March 31, 2026, we are in compliance with all applicable covenants under the Revenue Interest Financing Agreement.

At-the-Market-Offerings

In November 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, we filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock through the Sales Agent, or the 2023 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. No shares were sold during the three months ended March 31, 2026 and 2025. As of March 31, 2026, all of the available $150 million under the 2023 ATM Offering remains available.

Underwritten Public Offerings

On January 9, 2026, we sold 6,875,000 shares of common stock at a price of $16.00 per share and pre-funded warrants to purchase 1,250,078 shares of common stock at a price of $15.999 per pre-funded warrant for total gross proceeds of $130.0 million, before deducting underwriting discounts, commissions and offering costs. The net purchase price after deducting the underwriting discounts and commissions and other offering expenses, was $15.01 per share or net proceeds of $122.0 million.

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
•
the costs of sales and marketing activities in support of the continued commercialization of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK, or any future product candidates we may choose to pursue, if successfully developed and approved;
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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(15,647)	$(84,930)	$69,283
Investing activities	(61)	(18)	(43)
Financing activities	66,640	—	66,640
Net increase (decrease) in cash	$50,932	$(84,948)	$135,880

Operating Activities

Net cash used in operating activities was approximately $15.6 million and $84.9 million for the three months ended March 31, 2026 and 2025, respectively. The net cash used in operating activities for the three months ended March 31, 2026 was due to approximately $17.1 million spent on ongoing research and development and selling, general and administrative activities and a $1.5 million net change in operating assets and liabilities. The net change in operating assets and liabilities is related to a $3.3 million decrease in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), a $7.6 million increase in inventory, prepaid assets and other current assets, and a $2.8 million decrease in accounts receivable and other long-term assets. The net cash used in operating activities for the three months ended March 31, 2025 was due to approximately $76.0 million spent on ongoing research and development and selling, general and administrative activities and a $8.9 million net change in operating assets and liabilities. The net change in operating assets and liabilities primarily is related to a $6.8 million decrease in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), and a $2.1 million net decrease in accounts receivable, inventory, and prepaid assets and other current assets.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 and 2025, was related to payments for acquiring property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 related to $173.2 million of net proceeds of the issuance of long-term debt, $122.0 million of net proceeds from issuance of common stock and pre-funded warrants in connection with the underwritten public offering completed in January 2026, $0.6 million of proceeds from the issuance of common stock from exercise of stock options offset by $229.0 million repayment of long-term debt on our Hercules Loan Agreement and $0.1 million of payments for employee tax obligations related to vesting of PSUs and RSUs.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the three months ended March 31, 2026 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2025 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2026, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our first fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our officers or directors adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10/29/19	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on May 26, 2023	8-K	5/30/23	3.1

3.3	Amended and Restated Bylaws, effective as of December 13, 2023	8-K	12/15/23	3.1

4.1	Form of Common Stock Certificate	S-1/A	10/15/19	4.1

4.2	Warrant to purchase stock issued to Silicon Valley Bank, dated May 14, 2019	S-1	9/30/19	4.3

4.3	Warrant to purchase stock issued to WestRiver Innovation Lending Fund VIII, L.P., dated May 14, 2019	S-1	9/30/19	4.4

4.4	Warrant to purchase stock issued to Hercules Capital, dated September 17, 2021	10-Q	11/8/21	10.2

4.5	First Amendment to Warrant to purchase stock issued to Hercules Capital, dated May 9, 2023	10-Q	5/10/23	4.5

4.6	Form of Warrant to purchase stock issuable pursuant to the Loan and Security Agreement, as amended, by and between the Registrant and Hercules Capital, Inc.	10-Q	5/10/23	4.6

4.7	Form of Pre-Funded Warrant to purchase common stock	8-K	8/19/24	4.1

4.8	Form of Pre-Funded Warrant to purchase common stock	8-K	1/8/26	4.1

10.1+	Second Amendment to the Supply and Packaging Services Agreement, by and between Sandoz GmbH and the Registrant, dated March 23, 2026				X

10.2^	Fifth Amendment to the Loan and Security Agreement, dated February 25, 2026, by and among Hercules Capital and the Registrant	10-K	2/26/26	10.38

10.3#	Amended and Restated Non-Employee Director Compensation Program, effective January 1, 2026				X

31.1	Certification of Chief Executive Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer of Phathom Pharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PHATHOM PHARMACEUTICALS, INC.

Date:	April 30, 2026	By:	/s/ Steven Basta
Steven Basta
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	April 30, 2026	By:	/s/ Sanjeev Narula
Sanjeev Narula
Chief Financial and Business Officer
(Principal Financial Officer)