Form 10-Q
period 2026-06-30
Phathom Pharmaceuticals, Inc.
filed 2026-07-30
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 27, 2026, the registrant had 80,900,934 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$182,478	$129,972
Prepaid expenses and other current assets	8,302	15,353
Accounts receivable, net	97,422	78,129
Inventory	7,713	5,518
Total current assets	295,915	228,972
Property and equipment, net	971	1,064
Operating lease right-of-use assets	2,410	2,603
Restricted cash	2,864	2,861
Inventory, non-current	21,827	20,732
Other long-term assets	3,088	2,917
Total assets	$327,075	$259,149
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,361	$4,983
Accrued expenses	109,027	89,831
Accrued interest	1,436	1,833
Operating lease liabilities, current	670	648
Current portion of revenue interest financing liability	37,283	27,249
Other current liabilities	—	7,500
Total current liabilities	153,777	132,044
Long-term debt, net of discount	164,587	209,087
Revenue interest financing liability	347,629	350,122
Operating lease liabilities	1,855	2,065
Other long-term liabilities	3,500	4,000
Total liabilities	671,348	697,318
Commitments and contingencies (Note 3)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000 at June 30, 2026 and December 31, 2025; issued and outstanding shares — 80,070,048 and 71,419,025 at June 30, 2026 and December 31, 2025, respectively	8	6
Treasury stock — 19 shares at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,187,928	1,046,083
Accumulated deficit	(1,532,209)	(1,484,258)
Total stockholders’ deficit	(344,273)	(438,169)
Total liabilities and stockholders’ deficit	$327,075	$259,149

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue, net	$74,274	$39,503	$132,575	$68,023
Cost of revenue	15,096	5,038	27,091	8,762
Gross profit	59,178	34,465	105,484	59,261
Operating expenses:
Research and development	7,813	9,076	15,585	18,260
Selling, general and administrative	55,330	85,313	109,341	179,787
Total operating expenses	63,143	94,389	124,926	198,047
Loss from operations	(3,965)	(59,924)	(19,442)	(138,786)
Other (expense) income:
Interest income	1,510	1,787	3,246	4,427
Interest expense	(15,103)	(17,518)	(30,900)	(35,588)
Other expense, net	(24)	(155)	(855)	(179)
Total other expense	(13,617)	(15,886)	(28,509)	(31,340)
Net loss and comprehensive loss	$(17,582)	$(75,810)	$(47,951)	$(170,126)
Net loss per share, basic and diluted	$(0.21)	$(1.05)	$(0.58)	$(2.36)
Weighted-average shares of common stock outstanding, basic and diluted	83,747,104	72,466,203	82,903,547	72,219,179

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2025	71,419,025	$6	19	$1,046,083	$(1,484,258)	$(438,169)
401(k) matching contribution	132,035	—	—	2,074	—	2,074
Vesting of restricted stock units and performance stock units, net of employee tax obligations	740,564	—	—	(128)	—	(128)
Stock-based compensation	—	—	—	5,534	—	5,534
ESPP shares issued	211,837	—	—	1,538	—	1,538
Issuance of common stock from exercises of stock options	63,906	—	—	591	—	591
Issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	6,875,000	1	—	121,973	—	121,974
Net loss	—	—	—	—	(30,369)	(30,369)
Balance at March 31, 2026	79,442,367	$7	19	$1,177,665	$(1,514,627)	$(336,955)
Vesting of restricted stock units	133,370	—	—	—	—	—
Stock-based compensation	—	—	—	6,712	—	6,712
Issuance of common stock from exercises of stock options	494,311	1	—	3,551	—	3,552
Net loss	—	—	—	—	(17,582)	(17,582)
Balance at June 30, 2026	80,070,048	$8	19	$1,187,928	$(1,532,209)	$(344,273)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2024	68,518,238	$6	19	$1,009,425	$(1,263,011)	$(253,580)
401(k) matching contribution	290,165	—	—	2,127	—	2,127
Vesting of restricted stock units	508,568	—	—	—	—	—
Stock-based compensation	—	—	—	5,540	—	5,540
ESPP shares issued	321,099	—	—	1,853	—	1,853
Net loss	—	—	—	—	(94,316)	(94,316)
Balance at March 31, 2025	69,638,070	$6	19	$1,018,945	$(1,357,327)	$(338,376)
Vesting of restricted stock units	456,677	—	—	—	—	—
Stock-based compensation	—	—	—	8,272	—	8,272
Issuance of common stock from exercises of stock options	9,672	—	—	80	—	80
Net loss	—	—	—	—	(75,810)	(75,810)
Balance at June 30, 2025	70,104,419	$6	19	$1,027,297	$(1,433,137)	$(405,834)

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(47,951)	$(170,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224	349
Stock-based compensation	12,246	13,812
Accrued payment-in-kind interest on debt	712	2,300
Accrued interest on revenue interest financing liability, net of payments	7,541	15,491
Amortization of debt discount	1,756	1,430
Loss on extinguishment of debt	829	—
Inventory reserve	—	819
Other	2,888	3,131
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,050	6,246
Accounts receivable, net	(19,293)	(12,458)
Accounts payable and accrued expenses	20,274	5,416
Accrued interest	(396)	43
Operating right-of-use assets and lease liabilities	5	66
Inventory	(3,291)	(14,178)
Other long-term assets	(171)	—
Net cash used in operating activities	(17,577)	(147,659)
Cash flows from investing activities
Cash paid for property and equipment	(105)	(115)
Net cash used in investing activities	(105)	(115)
Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	4,142	80
Proceeds from issuance of long-term debt, net of issuance costs	173,250	—
Repayment of long-term debt	(229,047)	—
Net proceeds from underwritten public offering	121,974	—
Payment of employee tax obligations related to vesting of PSUs and RSUs	(128)	—
Net cash provided by financing activities	70,191	80
Net increase (decrease) in cash and cash equivalents and restricted cash	52,509	(147,694)
Cash and cash equivalents and restricted cash – beginning of period	132,833	300,125
Cash and cash equivalents and restricted cash – end of period	$185,342	$152,431

Supplemental disclosure of cash flow information
Interest paid	$9,294	$10,538
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$9
Settlement of ESPP liability in common stock	$1,538	$1,853
Settlement of 401(k) liability in common stock	$2,074	$2,127
Final interest payment fee	$3,500	$—

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

In May 2022, the U.S. Food and Drug Administration, or FDA, approved the Company's new drug applications, or NDAs for vonoprazan triple therapy, under the brand name VOQUEZNA TRIPLE PAK, and vonoprazan dual therapy, under the brand name VOQUEZNA DUAL PAK for the treatment of Helicobacter pylori, or H. pylori, infection. On November 1, 2023, the FDA approved the Company's NDA for VOQUEZNA 10mg and 20mg tablets for the treatment of erosive gastroesophageal reflux disease, or Erosive GERD. The Company initiated commercial launch of VOQUEZNA in the U.S. for both the Erosive GERD and H. pylori indications, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for treatment of H. pylori infection in the fourth quarter of 2023. Additionally, on July 17, 2024, the FDA approved VOQUEZNA 10 mg tablets for the relief of heartburn associated with non-erosive gastroesophageal reflux disease or Non-Erosive GERD.

Liquidity and Capital Resources

From inception to June 30, 2026, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, commercially launching its approved products in the U.S., and providing other selling, general and administrative support for these operations. The Company has a limited operating history as a commercial company. Although the Company has generated product revenue to date, the amount of future sales and income potential from its business remains uncertain. The Company has incurred net losses and negative cash flows from operating activities since its inception and despite the Company's plans and expectations, could continue to incur additional net losses in the future. The Company has funded its operations primarily through commercial bank debt, the revenue interest financing debt and various equity offerings, including the Company's at-the-market, or ATM, offerings. From inception through June 30, 2026, the Company sold 41,612,032 shares of common stock and 3,859,000 pre-funded warrants, generating net proceeds of approximately $665.3 million, after deducting underwriting discounts, commissions and offering costs.

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

Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these unaudited interim condensed financial statements were issued. There can be no assurance that the Company’s projections of its future working capital needs will prove accurate, that the Company will be successful in acquiring additional funding, if needed, or that any additional funding, if needed, would be sufficient to continue operations in future years.

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

During the six months ended June 30, 2026, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s 2025 Form 10-K. The Company’s complete listing of significant accounting policies is set forth in Note 1 of the notes to the audited financial statements in the Company's 2025 Form 10-K. Selected significant accounting policies are discussed in detail below.

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

As of June 30, 2026 and December 31, 2025, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

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

As of June 30, 2026, three customers accounted for 81% of the accounts receivable balance, with each of these individual customers ranging from 24% to 29% of the accounts receivable balance. As of December 31, 2025, three customers accounted for 78% of the accounts receivable balance, with each of these individual customers ranging from 19% to 30% of the accounts receivable balance. For the three and six months ended June 30, 2026, three customers accounted for 67% and 68% of product sales in each period, with each of these individual customers ranging from 20% to 24% of product sales. For the three and six months ended June 30, 2025, three customers accounted for 69% and 72% of product sales in each period, with each of these individual customers ranging from 22% to 24% of product sales in both periods.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and pre-funded warrants outstanding for the period, without consideration for other potentially dilutive securities. For the three and six months ended June 30, 2026 and 2025, basic shares outstanding includes the weighted average effect of the Company’s outstanding pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock. For the three and six months ended June 30, 2026 and 2025, the Company had no weighted-average unvested shares to exclude from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and restricted stock units) would be antidilutive.

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

The Company assesses the adoption impact of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s 2025 Form 10-K. There were no new accounting standards issued in the second quarter of 2026 that are expected to materially impact the Company.

2. Balance Sheet Details

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued compensation expenses	$13,300	$14,841
Accrued professional & consulting expenses	1,047	1,253
Accrued research and development expenses	—	1,355
Accrued revenue allowances	87,749	65,462
Accrued other	6,931	6,920
Total accrued expenses	$109,027	$89,831

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Finished goods	$1,496	$1,457
Raw materials	6,217	4,061
Total inventory, current	7,713	5,518
Raw materials, non-current	21,827	20,732
Total inventory	$29,540	$26,250

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

During the three months ended June 30, 2026 and 2025, the Company recorded $7.4 million and $4.0 million, respectively, of royalty expense under the Takeda License, of which $7.4 million is included within accrued expenses as of June 30, 2026. During the six months ended June 30, 2026 and 2025, the Company recorded $13.3 million and $6.8 million, respectively, of royalty expense under the Takeda License.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz supplies commercial quantities of amoxicillin capsules and clarithromycin tablets, packages these antibiotics with vonoprazan, and provides finished convenience packs which the Company sells as the VOQUEZNA DUAL PAK and the VOQUEZNA TRIPLE PAK. The supply agreement commits the Company to annual minimum purchase obligations. In March 2026, the Company entered into the second amendment to the supply agreement, or the Second Amendment, and as amended, the Amended Supply Agreement, whereby the parties agreed to the payment amount to be made by the Company to satisfy the remaining portion of the 2025 minimum purchase obligation of approximately $1.1 million, which was paid during the second quarter of 2026, and agreed to set the minimum purchase quantity for 2026. The parties further agreed that the determination of the minimum purchase obligation for years after 2026 would be mutually agreed by the parties at a specified time period prior to the end of the immediately preceding calendar year. In case the parties fail to reach an agreement on the minimum purchase obligation by such date, each party may terminate this agreement on twenty-four months prior written notice. The Second Amendment also included a price adjustment.

The Company incurred $0.5 million and $0.1 million of expense under the agreement with Sandoz during the three months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred $0.5 million and $0.2 million, respectively, under the agreement.

The Company had previously been informed by Sandoz that there could be a disruption in the supply of clarithromycin tablets, a component of the VOQUEZNA TRIPLE PAK, which could lead to a disruption in supply of the VOQUEZNA TRIPLE PAKs. Given more recent communications, however, the Company does not currently anticipate any near-term disruptions. The Company plans to continue to actively monitor the situation to determine if a supply disruption may arise in the future. The VOQUEZNA TRIPLE PAK represented approximately 1% of the Company's total revenue for 2025. While the Company has not experienced any commercial disruption to date, any disruption for such supply would result in the Company's inability to continue to commercialize the VOQUEZNA TRIPLE PAK. The VOQUEZNA bottles and the VOQUEZNA DUAL PAKs are not impacted, as they do not include clarithromycin.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

4. Lease Commitments

As of June 30, 2026, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with weighted average remaining lease terms of 4.0 years and 4.7 years, respectively. In September 2025, the Company entered into amendments to its lease agreements for the New Jersey office space to extend the terms of the leases through February 2031. All operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for the three months ended June 30, 2026 and 2025 was $0.2 million and $0.3 million, respectively. Total rent expense for the six months ended June 30, 2026 and 2025 was $0.4 million and $0.5 million, respectively. Total short-term lease costs relating to leased vehicles were $1.9 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively. Total short-term lease costs relating to leased vehicles were approximately $3.7 million and $3.6 million for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Year ending December 31:
2026	$332
2027	719
2028	736
2029	753
2030	702
Thereafter	100
Total minimum lease payments	3,342
Less: amount representing interest	(817)
Present value of operating lease liabilities	2,525
Less: operating lease liabilities, current	(670)
Operating lease liabilities, non-current	$1,855

Weighted-average remaining lease term (in years)	4.49
Weighted-average incremental borrowing rate	13.83%

Operating cash flows for the six months ended June 30, 2026 and 2025 included cash payments for operating leases of approximately $0.5 million and $0.4 million, respectively.

5. Debt

Total debt consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Long-term debt, current portion	$—	$—
Long-term debt, non-current portion	175,000	216,495
Unamortized debt discount	(10,413)	(7,408)
Total debt, net of debt discount	$164,587	$209,087

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

On February 25, 2026, or the Fifth Amendment Closing Date, the Company entered into the Fifth Amendment to the Loan and Security Agreement, or the Fifth Loan Amendment, which, among other things, (i) provided for a new term loan advance of $175 million, or the Term Loan Advance, the proceeds of which, along with cash on the Company's balance sheet, were used to repay in full the existing secured obligations outstanding under the Loan Agreement, including principal, capitalized payment-in-kind interest, cash interest, existing final fee payments, and any applicable prepayment fees, (ii) provided for an additional loan tranche of up to $25 million which shall be available to the Company in the lenders’ discretion, (iii) extended the maturity date from December 1, 2027 to February 1, 2029, or the Maturity Date, subject to further extension to December 1, 2030 upon the achievement of a specified revenue milestone and subject to a certain pro forma liquidity test, (iv) extended the interest only period from October 2026 to December 2027, thereafter, monthly payment of interest and principal repayments at 2.5% of the aggregate original principal balance of the Term Loan Advance through the Maturity Date, with any remaining payments to be repaid in full on the Maturity Date, (v) set cash interest rate set at a floating rate based on the greater of (a) US WSJ Prime + 3.10% or (b) 9.85%, (vi) eliminated the payment-in-kind interest rate of 2.15% per annum, (vii) amended the prepayment charge, which is a percentage of the principal amount advanced under the Term Loans under the Fifth Loan Amendment, or each a Term Loan Advance and together, the Term Loan Advances, as follows: (a) if the Term Loan Advances are prepaid after the Fifth Amendment Closing Date but prior to the twelfth month anniversary of the Fifth Amendment Closing Date, 2.50%; (b) if the Term Loan Advances are prepaid on or after the twelfth month anniversary of the Fifth Amendment Closing Date but prior to the twenty-fourth month anniversary of the Fifth Amendment Closing Date, 2.00%; (c) if the Term Loan

Advances are prepaid on or after the twenty-fourth month anniversary of the Fifth Amendment Closing Date but prior to the thirty-sixth month anniversary of the Fifth Amendment Closing Date, 1.50%; (d) thereafter, 1.00%; provided that (x) any such prepayment charge shall be reduced by 50.0% if such prepayment is a result of a change in control and (y) upon any refinancing by Hercules such prepayment charge shall be waived in full; and (viii) provided for a new final payment fee which is as a percentage of the Term Loan Advance, calculated as follows: (a) if the Term Loan Advances are repaid prior to September 2027, 1.25%; (b) if the Term Loan Advances are repaid after September 1, 2027 but on or prior to February 1, 2029, 2.00%; (c) if the Term Loan Advances are repaid after February 1, 2029 but on or prior to January 1, 2030, 3.00%, and (d) if the Term Loan Advances are repaid after January 1, 2030, 3.50%. As of June 30, 2026, the Company recorded $3.5 million within other long-term liabilities for the new final payment fee based on the Term Loan Advance being repaid by the Maturity Date.

The Company accounted for the Fifth Loan Amendment in accordance with ASC 470-50, Modification and Extinguishments, or ASC 470-50, to determine if the transaction was treated as a modification or an extinguishment of debt. The Company reviewed the debt terms and determined the change would be accounted for prospectively as a partial debt extinguishment in accordance with ASC 470-50. As a result, the Company expensed a portion of the remaining deferred debt issuance costs and fees of $0.8 million associated with the debt prior to the Fifth Loan Amendment, as a loss on partial debt extinguishment within other expense, net in the condensed statements of operations and comprehensive loss during the first quarter of the 2026 fiscal year. Prior to the Fifth Loan Amendment, there were approximately $6.9 million of deferred debt issuance costs remaining to be amortized. The partial extinguishment and modification resulted in a net reduction in deferred issuance fees of $0.5 million with a remaining balance of $6.4 million in debt issuance costs capitalized to be amortized over the three year life of the new debt.

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

As of June 30, 2026, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

Future minimum principal payments under the Loan Agreement, including the final payment fees, as of June 30, 2026 are as follows (in thousands):

Year ending December 31:
2026	$—
2027	—
2028	52,500
2029	126,000
Total principal payments	178,500
Less: final payment fees	(3,500)
Total term loan borrowings	$175,000

During the three months ended June 30, 2026 and 2025, the Company recognized $5.3 million and $7.2 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. During the six months ended June 30, 2026 and 2025, the Company recognized $11.8 million and $14.3 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. As of June 30, 2026, the Company had an outstanding loan balance of $175.0 million and accrued interest of $1.4 million.

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

Additionally, on October 31, 2022, the Company entered into a Joinder Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules, together as the investors. Under the terms of the Joinder Agreement, the Company received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, during the fourth quarter of 2023, and provided for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their rights of first offer regarding the Additional Investor Funding and the Additional Investor joined the Revenue Interest Financing Agreement to extend commitments for the Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount. As of June 30, 2026, no additional funding is available under the Revenue Interest Financing Agreement.

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

If the investors have not received aggregate payments of at least 100% of the Investment Amount by December 31, 2028, and at least 200% of the Investment Amount by December 31, 2037, each a Minimum Amount, then the Company will be obligated to make a cash payment to the investors in an amount sufficient to gross the investors up to the applicable Minimum Amount. As of June 30, 2026, the aggregate payments made to investors under the Revenue Interest Financing Agreement equaled $28.9 million.

Upon the occurrence of an event of default taking place between April 1, 2025 and April 1, 2028, or after April 1, 2028, the Company is obligated to pay 1.65 times Investment Amount and 2.0 times Investment Amount, respectively, less any amounts the Company previously paid pursuant to the agreement.

Additionally, under the terms of Revenue Interest Financing Agreement, the Company is subject to a minimum cash covenant of at least (a) beginning on the date that the Hercules Loan Agreement is terminated and each day thereafter until September 30, 2026,

$30 million, and (b) beginning on October 1, 2026 and on each day thereafter until September 30, 2029, a certain percentage of the minimum cash reference amount defined as the difference between the Investment Amount and the amount of all royalty payments received by the Investors as of each such date as follows: (i) 50% from October 1, 2026 to September 30, 2027 (ii) 75% from October 1, 2027 to September 30, 2028, and (iii) 100% from October 1, 2028 to September 30, 2029. As of June 30, 2026, the Company was in compliance with all applicable covenants under the Revenue Interest Financing Agreement.

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. As of June 30, 2026, the effective interest rate of the revenue interest financing liability was approximately 10.20%. Changes in future payments from previous estimates are included in the current and future interest expense. The carrying value of the revenue interest financing liability was $384.9 million and $377.4 million as of June 30, 2026 and December 31, 2025, respectively.

Total revenue interest financing liability consists of the following (in thousands):

Liability balance as of January 1, 2025	$353,038
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(14,719)
Plus: interest expense	39,052
Ending liability balance as of December 31, 2025	377,371
Less: current portion	(27,249)
Long-term liability balance as of December 31, 2025	$350,122

Liability balance as of January 1, 2026	$377,371
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(11,588)
Plus: interest expense	19,129
Ending liability balance as of June 30, 2026	384,912
Less: current portion	(37,283)
Long-term liability balance as of June 30, 2026	$347,629

During the three months ended June 30, 2026 and 2025, the Company recognized $9.8 million and $10.3 million, respectively, of interest expense in connection with the revenue interest financing liability. During the six months ended June 30, 2026 and 2025, the Company recognized $19.1 million and $21.3 million, respectively, of interest expense in connection with the revenue interest financing liability.

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

7. Stockholders’ Equity

Common Stock

From inception through June 30, 2026, the Company sold 41,612,032 shares of common stock and 3,859,000 pre-funded warrants, generating net proceeds of approximately $665.3 million, after deducting underwriting discounts, commissions and offering costs.

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

The pre-funded warrants from the offering were classified as a component of equity in the Company's condensed balance sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $18.8 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital during the first fiscal quarter of the 2026 fiscal year. As of June 30, 2026, none of the pre-funded warrants have been exercised.

ATM Offerings

In November 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, the Company filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which the Company may, from time to time, sell up to an aggregate of $150 million of the Company's common stock through the Sales Agent, or the 2023 ATM Offering. The Company is not obligated to, and cannot provide any assurances that the Company will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or the Company at any time. No shares were sold during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, all of the available $150 million under the 2023 ATM Offering remains available.

Common Stock Reserves

Common stock reserved for future issuance consists of the following:

June 30, 2026
Common stock warrants including pre-funded warrants	3,950,228
Stock options, performance stock units and restricted stock units outstanding	10,810,623
Shares available for issuance under the 2019 Incentive Plan	4,752,307
Shares available for issuance under the ESPP Plan	1,859,861
Shares available for issuance under the Inducement Plan	409,661
Balance at June 30, 2026	21,782,680

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

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

2019 Incentive Award Plan

In October 2019, the Board of Directors adopted, and the Company’s stockholders approved, the 2019 Plan, which became effective in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance stock units, or PSUs, and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The number of shares initially available for issuance will be increased by (i) the number of shares subject to stock options or similar awards granted under the Prior Incentive Plan that expire or otherwise terminate without having been exercised in full after the effective date of the 2019 Plan and unvested shares issued pursuant to awards granted under the Prior Incentive Plan that are forfeited to or repurchased by the Company after the effective date of the 2019 Plan, with the maximum number of shares to be added to the 2019 Plan pursuant to clause (i) not to exceed 1,416,788 shares, and (ii) an annual increase on January 1 of each calendar year beginning in 2020 and ending in 2029, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors.

As of June 30, 2026, 4,752,307 shares remain available for issuance under the 2019 Plan, which reflects 2,142,768 stock options, RSUs and PSUs granted, and 704,644 of awards cancelled or forfeited, during the six months ended June 30, 2026 as well as an increase of 3,570,952 shares authorized effective as of January 1, 2026.

2025 Employment Inducement Incentive Award Plan

On March 30, 2025, the Board of Directors adopted the 2025 Employment Inducement Incentive Award Plan, or the Inducement Plan, and reserved 2,500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company) as an inducement to join the Company. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and PSUs, and its terms are substantially similar to the Company’s 2019 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. As of June 30, 2026, the Company has granted 2,090,339 stock options, RSUs and PSUs under the Inducement Plan and 409,661 shares remain available for issuance.

Performance-Based Units

In 2025, the Board of Directors approved the grant of PSUs, whereby vesting depends on certain revenue performance milestones for 2025 and over the next two years and stock price hurdle PSUs. The Company estimates the likelihood of achievement of performance milestones for all PSU awards at the end of each reporting period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. Recognition of stock-based compensation expense related to the stock price hurdle PSUs commenced on the date of grant and the expense is being recognized ratably over the requisite service period of the award. The stock price hurdle PSUs are considered a market condition under FASB ASC Topic 718 Compensation – Stock Compensation and the fair value was estimated on the grant date using Monte Carlo simulations. The key assumptions used in determining this valuation included an expected volatility of 86.84%, a dividend yield of zero, a risk-free interest rate of 3.67%, and an expected term of 3.75 years.

The following table summarizes PSU activity during the six months ended June 30, 2026:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2026	495,124	$7.39
Granted	58,914	10.86
Vested	(154,077)	6.84
Forfeited	(6,325)	5.76
Unvested balance at June 30, 2026	393,636	$8.14

For performance milestone PSUs, stock-based compensation expense is recorded based on the market price of the Company's common stock on the grant date and is recognized if and when the achievement of such performance milestones are determined to be probable by the Company. During the six months ended June 30, 2026, a revenue performance milestone was considered probable, and the Company recognized stock-based compensation expense related to the probable vesting of PSUs. The fair value of the PSUs that vested during the six months ended June 30, 2026 was approximately $1.1 million.

As of June 30, 2026, the Company had approximately $2.3 million of unrecognized stock-based compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

Restricted Stock Units

The following table summarizes RSU activity during the six months ended June 30, 2026:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2026	2,154,584	$6.73
Granted	1,746,645	13.22
Vested	(730,313)	6.40
Forfeited	(83,265)	10.29
Unvested balance at June 30, 2026	3,087,651	$10.38

As of June 30, 2026, the Company had $26.0 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of RSUs vested during the six months ended June 30, 2026, was approximately $4.7 million.

Employee Stock Purchase Plan

In October 2019, the Board of Directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. As of June 30, 2026, 1,859,861 shares of common stock remain available for issuance under the ESPP, which reflects the issuance of 211,837 shares sold to employees during the six months ended June 30, 2026 as well as an annual increase of 714,190 shares authorized on January 1, 2026.

The ESPP is considered a compensatory plan, and for the three and six months ended June 30, 2026, the Company recorded related stock-based compensation of $0.3 million and $0.6 million, respectively, compared to $0.5 million and $0.8 million, respectively, for the same periods in 2025. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Six Months Ended June 30,
	2026	2025
Assumptions:
Expected term (in years)	0.49	0.49
Expected volatility	61.01%	86.93%
Risk free interest rate	3.60%	4.26%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards for the six months ended June 30, 2026 and 2025, was $4.85 and $2.81, respectively. As of June 30, 2026, the total unrecognized compensation expense related to the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.5 months.

401(k) Plan

During 2020, the Company established a 401(k) savings plan. The Company’s contributions to the plan are discretionary. During the three and six months ended June 30, 2026, the Company incurred $1.3 million and $2.9 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods, compared to $1.3 million and $3.1 million, respectively, for the same periods in 2025. During the six months ended June 30, 2026 and 2025, the Board of Directors approved employer matching contributions settled by contributing 132,035 and 290,165 shares of common stock, respectively.

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

A summary of the Company’s stock option activity and related information during the six months ended June 30, 2026 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2026	9,443,623	$8.32	6.45	$80,509
Options granted	345,282	15.67
Options exercised	(1,844,515)	7.31
Options cancelled	(615,054)	12.44
Balance at June 30, 2026	7,329,336	$8.57	7.78	$25,541
Options exercisable as of June 30, 2026	3,593,326	$10.06	6.84	$9,662
Vested and expected to vest as of June 30, 2026	7,329,336	$8.57	7.78	$25,541

The estimated weighted-average fair value of employee and non-employee director stock options granted for the six months ended June 30, 2026 and 2025 was $12.08 and $3.77, respectively. As of June 30, 2026, the Company had $18.1 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.7 years.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock at June 30, 2026. The total intrinsic value of stock options exercised during the six months ended June 30, 2026 was approximately $7.5 million.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Six Months Ended June 30,
	2026	2025
Assumptions:
Expected term (in years)	6.08	6.07
Expected volatility	91.70%	84.58%
Risk free interest rate	3.86%	4.07%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense	$1,126	$1,650	$1,925	$2,980
Selling, general and administrative expense	5,586	6,622	10,321	10,832
Total	$6,712	$8,272	$12,246	$13,812

8. Revenue Recognition

To date, our only source of revenue has been from the U.S. sales of VOQUEZNA products, which the Company began selling during the fourth quarter of 2023. The Company records its best estimate of chargebacks, sales returns, sales discounts and other reserves to which customers are likely expected to be entitled to as contra accounts receivable charges, and within accrued expenses if payable to a third-party or related to product returns on the condensed balance sheets. During the six months ended June 30, 2026 and 2025, the Company recognized $132.6 million and $68.0 million, respectively, of net product revenues related to sales of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK.

The following table provides a summary of the Company's revenue allowances and related accruals for the six months ended June 30, 2026, which have been deducted in arriving at product revenues, net (in thousands):

	Customer Credits, Discounts and Allowances	Rebates, Returns and Co-Pay Assistance
	(contra accounts receivable)	(accrued expenses)	Total
Balance as of January 1, 2026	$10,646	$65,462	$76,108
Accruals	36,700	129,966	166,666
Utilizations	(38,674)	(107,679)	(146,353)
Balance as of June 30, 2026	$8,672	$87,749	$96,421

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

The following table presents selected financial information with respect to the Company’s single operating segment for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Product revenue, net	$132,575	$68,023
Less:
Cost of revenue	27,091	8,762
Research and development	13,660	15,280
General and administrative	15,187	19,521
Sales and marketing	83,833	149,434
Stock-based compensation	12,246	13,812
Interest income	(3,246)	(4,427)
Interest expense	30,900	35,588
Other expense, net	855	179
Segment net loss	$(47,951)	$(170,126)

10. Restructuring

In May 2025, the Company implemented a cost reduction and organizational restructuring plan to reduce cash burn and focus resources on commercial execution. In connection with the restructuring, the Company's workforce was reduced by 26 employees, or approximately 6%, including certain leadership changes all designed to right-size the organization. In 2025, the Company incurred restructuring charges of $9.2 million consisting of one-time termination benefits to affected employees for severance, non-cash stock-based compensation costs, healthcare benefits and outplacement assistance. The costs were included in research and development and selling, general, and administrative expenses on the Company’s condensed consolidated statement of operations and comprehensive loss. As of June 30, 2026, the Company had paid substantially all of the accrued restructuring charges.

The following table summarizes activity related to the restructuring accrual during the six months ended June 30, 2026 and 2025 (in thousands):

	2026	2025
Restructuring accrual as of January 1	$492	$—
Restructuring expenses incurred	—	7,970
Cash paid	(405)	(2,105)
Non-cash expenses	—	(3,221)
Restructuring accrual as of June 30	$87	$2,644

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

Overview

We are a commercial-stage biopharmaceutical company focused on commercializing and developing novel treatments for gastrointestinal, or GI, diseases. Our approved products, VOQUEZNA®, VOQUEZNA DUAL PAK® and VOQUEZNA TRIPLE PAK®, contain vonoprazan, an oral small molecule potassium-competitive acid blocker, or PCAB. PCABs are a novel class of molecules that block acid secretion in the stomach. VOQUEZNA is the only PCAB currently approved for marketing and sale in the United States.

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

During the six months ended June 30, 2026, we generated increased revenues from sales of our VOQUEZNA products compared to the same period in the prior year, reflecting continued execution of our U.S. commercial strategy. The majority of our revenue was derived from sales of VOQUEZNA. During this period, we also experienced growth in prescription volume and prescriber adoption, with most prescriptions written for GERD indications. As of July 17, 2026, approximately 1.7 million prescriptions for VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK have been filled since launch. We continue to have broad commercial coverage for VOQUEZNA, with access for over 120 million, or over 80%, of U.S. commercial lives. Our commercial efforts are supported by a targeted sales force and continued focus on prescriber engagement and payer access.

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

In the fourth quarter of 2025, we initiated a Phase 2 clinical trial evaluating vonoprazan in the treatment of adults with eosinophilic esophagitis, or EoE. In June 2026, we announced that we completed enrollment ahead of schedule in the Phase 2 EoE clinical trial study. The study has enrolled 95 patients at 41 U.S. sites. Topline results from the 12-week blinded treatment portion of the trial are expected during the fourth quarter of 2026. While our current focus is on continued U.S. commercialization of VOQUEZNA products for GERD and H. pylori, we are also selectively pursuing life-cycle management opportunities for vonoprazan. We may also explore the potential for vonoprazan in Europe and Canada, as well as opportunities to in-license or acquire additional clinical or commercial-stage product candidates for GI diseases.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing vonoprazan, meeting with regulatory authorities, managing our clinical trials of vonoprazan, preparing for commercialization of our products containing vonoprazan, commercially launching our approved products in the U.S., and providing other selling, general and administrative support for our operations. Our operations to date have been funded primarily through commercial bank debt, our revenue interest financing debt and various equity offerings, including our at-the-market offerings. From inception through June 30, 2026, we sold 41,612,032 shares of common stock and 3,859,000 pre-funded warrants, generating net proceeds of approximately $665.3 million, after deducting underwriting discounts, commissions and offering costs.

As of June 30, 2026, we had cash and cash equivalents of $182.5 million. Based on our current operating plan, we believe that our existing cash and cash equivalents together with our anticipated product revenues, are sufficient to fund operations for at least the next twelve months. We have based these estimates on assumptions that may prove to be incorrect, and, if operating results, commercial performance or expenses differ materially from those contemplated by our current operating plan, our capital resources, together with anticipated product revenues, may not be sufficient to fund operations and our cash needs for as long as we currently expect. In such event, we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional financing or other capital may not be available on favorable terms, or at all, and our failure to obtain additional capital, if and when needed, could adversely affect our financial condition and require us to delay, limit, reduce or terminate development or commercialization activities or grant rights to products or product candidates that we would otherwise prefer to retain.

Since inception, we have incurred significant operating losses. Our net losses were $48.0 million and $170.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1.5 billion. If we do not achieve our operating plan or, if our revenues or expenses differ materially from our current expectations, we may continue to incur operating losses longer than we currently anticipate.

Restructuring

In May 2025, we implemented a cost reduction and organizational restructuring plan to reduce cash burn and focus resources on commercial execution. In connection with the restructuring, our workforce was reduced by 26 employees, or approximately 6%, including certain leadership changes all designed to right-size the organization. In 2025, total restructuring charges incurred were $9.2 million consisting of one-time termination benefits to affected employees for severance, non-cash stock-based compensation costs, healthcare benefits and outplacement assistance. As of June 30, 2026, we have paid substantially all of the accrued restructuring charges.

License Agreement with Takeda

On May 7, 2019, we and Takeda entered into an exclusive license, or the Takeda License, pursuant to which we in-licensed the U.S., European, and Canadian rights to vonoprazan fumarate. During the term of the Takeda License, we and our affiliates are not permitted to commercialize any pharmaceutical product, other than vonoprazan, that treats acid-related disorders, except for certain generic and OTC competing products in specified circumstances. We are responsible at our cost for our development, manufacture and commercialization of vonoprazan products. We are required to use commercially reasonable efforts to develop and commercialize the vonoprazan products in our licensed territory.

Under the Takeda License, Takeda has the sole right and authority, with our input, to prepare, file, prosecute, and maintain all Takeda and joint patents on a worldwide basis at its own cost. We are responsible, at our cost, for preparing, filing, prosecuting, and maintaining patents on inventions made solely by us in connection with vonoprazan, subject to input from Takeda.

We paid Takeda upfront consideration consisting of a cash fee of $25 million, 1,084,000 shares of our common stock, a warrant to purchase 7,588,000 shares of our common stock at an exercise price of $0.00004613 per share, or the Takeda Warrant, and issued Takeda a right to receive an additional common stock warrant, or the Takeda Warrant Right, if Takeda’s fully-diluted ownership of the Company represented less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately prior to the closing of our IPO. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of our IPO, and no additional warrant was issued. We agreed to make milestone payments to Takeda upon achieving certain tiered aggregate annual net sales of licensed products in the United States, Europe and Canada up to a total maximum milestone amount of $250 million. We also agreed to make tiered royalty payments at percentages averaging in the low double digits on net sales of licensed products, subject to specified offsets and reductions. Royalties are payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 15 years following first commercial sale in such country. We currently pay royalties to Takeda on sales of VOQUEZNA tablets, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK in the U.S. During the three months ended June 30, 2026 and 2025, we recorded $7.4 million and $4.0 million, respectively, of royalty expense under the Takeda License, of which $7.4 million is included within accrued expenses as of June 30, 2026. During the six months ended June 30, 2026 and 2025, we recorded $13.3 million and $6.8 million, respectively, of royalty expense under the Takeda License.

Components of Results of Operations

Revenue

We began to recognize revenue from product sales, net of rebates, chargebacks, sales returns, discounts, and other adjustments, in November 2023 in conjunction with the commercial launch of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK in the United States.

Cost of Revenue

Cost of revenue includes the cost of producing and distributing inventories that are related to product sales. This also includes royalties payable to Takeda, pursuant to the Takeda License (Refer to Note 3 for further details). In addition, shipping and handling costs for product sales along with fulfillment costs are recorded as incurred. Cost of revenue also includes costs related to excess or obsolete inventory adjustment charges.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Clinical development and regulatory	$4,233	$2,451	$8,424	$5,995
Personnel related	1,930	3,885	4,473	6,847
Chemistry manufacturing and controls	329	448	385	1,506
Consulting, professional and other costs	195	642	378	932
Stock-based compensation	1,126	1,650	1,925	2,980
Total research and development expenses	$7,813	$9,076	$15,585	$18,260

We plan to invest in research and development for the foreseeable future as we continue the development of vonoprazan and potentially in the future also develop additional product candidates. We cannot determine with certainty the timing, duration or costs of ongoing or future clinical trials and nonclinical studies of vonoprazan or any future product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success, actual results and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans, expenses and capital requirements.

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

Interest Expense

Revenue Interest Financing Agreement

Interest expense under the Revenue Interest Financing Agreement (as further described below under Liquidity and Capital Resources) is based on the imputed effective interest rate derived from expected future payments and the carrying value of the obligation. We recalculate the effective interest rate each period based on the current carrying value and the revised estimated future payments. Changes in future payments from previous estimates are included in current and future interest expense.

Loan Agreement with Hercules

Beginning on February 25, 2026, interest expense under our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent and as a lender, consists of (i) cash interest at a variable annual rate equal to the greater of (a) 9.85% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 3.10%, and (ii) amortization of the Loan Agreement debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred, and the obligation to make a final payment.

From December 14, 2023 through February 25, 2026, interest expense under the Loan Agreement consisted of (i) cash interest at a variable annual rate equal to the greater of (a) 9.85% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 1.35% and provided that the cash interest rate was to be capped at 10.35% and upon achieving certain milestones, the cash interest was to decrease by 0.35%, (ii) payment-in-kind interest was at a per annum rate of interest equal to 2.15%, and (iii) amortization of the Loan Agreement debt discount recorded in connection with the fair value of warrants issued to the lenders, the debt issuance costs incurred, and the obligation to make a final payment.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Product revenue, net	$74,274	$39,503	$34,771
Cost of revenue	15,096	5,038	10,058
Gross profit	59,178	34,465	24,713
Operating expenses:
Research and development	7,813	9,076	(1,263)
Selling, general and administrative	55,330	85,313	(29,983)
Total operating expenses	63,143	94,389	(31,246)
Loss from operations	(3,965)	(59,924)	55,959
Other (expense) income:
Interest income	1,510	1,787	(277)
Interest expense	(15,103)	(17,518)	2,415
Other expense, net	(24)	(155)	131
Total other expense	(13,617)	(15,886)	2,269
Net loss	$(17,582)	$(75,810)	$58,228

Revenue. Product revenues were $74.3 million and $39.5 million for the three months ended June 30, 2026 and 2025, respectively, related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which were launched in the fourth quarter of 2023. The increase of $34.8 million was due to continued execution of our commercial strategy.

Cost of Revenue. Cost of revenue was $15.1 million and $5.0 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $10.1 million was due to the increase in revenues and the corresponding increase in Takeda royalties incurred, as well as increased fulfillment costs.

Research and Development Expenses. Research and development expenses were $7.8 million and $9.1 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $1.3 million consists of $2.5 million related to lower personnel-related expenses and $0.6 million of lower consulting costs offset by an increase of $1.8 million of clinical development and regulatory costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $55.3 million and $85.3 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $30.0 million was primarily related to a $23.0 million reduction in advertising and promotional expenses and $7.0 million of lower personnel-related expenses.

Other (Expense) Income. Other expense of $13.6 million for the three months ended June 30, 2026 consisted of $15.1 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $1.5 million of interest income related to cash held in money market funds. Other expense of $15.9 million for the three months ended June 30, 2025 consisted of $17.5 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $1.8 million of interest income related to cash held in money market funds.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Product revenue, net	$132,575	$68,023	$64,552
Cost of revenue	27,091	8,762	18,329
Gross profit	105,484	59,261	46,223
Operating expenses:
Research and development	15,585	18,260	(2,675)
Selling, general and administrative	109,341	179,787	(70,446)
Total operating expenses	124,926	198,047	(73,121)
Loss from operations	(19,442)	(138,786)	119,344
Other (expense) income:
Interest income	3,246	4,427	(1,181)
Interest expense	(30,900)	(35,588)	4,688
Other expense, net	(855)	(179)	(676)
Total other expense	(28,509)	(31,340)	2,831
Net loss	$(47,951)	$(170,126)	$122,175

Revenue. Product revenues were $132.6 million and $68.0 million for the six months ended June 30, 2026 and 2025, respectively, related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which were launched during the fourth quarter of 2023. The increase of $64.6 million was due to continued execution of our commercial strategy.

Cost of Revenue. Cost of revenue was $27.1 million and $8.8 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $18.3 million was due to the increase in revenues and the corresponding increase in Takeda royalties incurred, as well as increased fulfillment costs.

Research and Development Expenses. Research and development expenses were $15.6 million and $18.3 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $2.7 million consists of $3.4 million related to lower personnel-related expenses and $1.7 million of lower CMC costs offset by an increase of $2.4 million of clinical development and regulatory costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $109.3 million and $179.8 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $70.4 million was primarily related to a $60.0 million reduction in advertising and promotional expenses, $9.3 million of lower personnel-related expenses, and $1.1 million of lower consulting and professional fees.

Other (Expense) Income. Other expense of $28.5 million for the six months ended June 30, 2026 consisted of $30.9 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, $0.8 million partial loss on extinguishment of debt recognized under the Loan Agreement, partially offset by $3.2 million of interest income related to cash held in money market funds. Other expense of $31.3 million for the six months ended June 30, 2025 consisted of $35.6 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $4.4 million of interest income related to cash held in money market funds.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and while we expect to continue to incur a net loss in the near term, we expect these net losses to be lower than what we have previously incurred. As of June 30, 2026, we had cash and cash equivalents of $182.5 million.

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

On February 25, 2026, or the Fifth Amendment Closing Date, we entered into the Fifth Amendment to the Loan and Security Agreement, or the Fifth Loan Amendment, which, among other things, (i) provided for a new term loan advance of $175 million, or the Term Loan Advance, the proceeds of which, along with cash on our balance sheet, were used to repay in full the existing secured obligations outstanding under the Loan Agreement, including principal, capitalized payment-in-kind interest, cash interest, existing final fee payments, and any applicable prepayment fees, (ii) provided for an additional loan tranche of up to $25 million which shall be available to us in the lenders’ discretion, (iii) extended the maturity date from December 1, 2027 to February 1, 2029, or the Maturity Date, subject to further extension to December 1, 2030 upon the achievement of a specified revenue milestone and subject to a certain pro forma liquidity test, (iv) extended the interest only period from October 2026 to December 2027, thereafter, monthly payment of interest and principal repayments at 2.5% of aggregate original principal balance of the Term Loan Advance through the Maturity Date, with any remaining payments to be repaid in full on the Maturity Date, (v) cash interest rate set at floating rate based on the greater of (a) US WSJ Prime + 3.10% or (b) 9.85%, (vi) eliminated the payment-in-kind interest rate of 2.15% per annum, (vii) amended the prepayment charge, which is a percentage of the principal amount advanced under the Term Loans under the Fifth Loan Amendment, or each a Term Loan Advance and together, the Term Loan Advances, as follows: (a) if the Term Loan Advances are prepaid after the Fifth Amendment Closing Date but prior to the twelfth month anniversary of the Fifth Amendment Closing Date, 2.50%; (b) if the Term Loan Advances are prepaid on or after the twelfth month anniversary of the Fifth Amendment Closing Date but prior to the twenty-fourth month anniversary of the Fifth Amendment Closing Date, 2.00%; (c) if the Term Loan Advances are prepaid on or after the twenty-fourth month anniversary of the Fifth Amendment Closing Date but prior to the thirty-sixth month anniversary of the Fifth Amendment Closing Date, 1.50%; (d) thereafter, 1.00%; provided that (x) any such prepayment charge shall be reduced by 50.0% if such prepayment is a result of a change in control and (y) upon any refinancing by Hercules such prepayment charge shall be waived in full; and (viii) provided for a new final payment fee which is as a percentage of the Term Loan Advance, calculated as follows: (a) if the Term Loan Advances are repaid prior to September 2027, 1.25%; (b) if the Term Loan Advances are repaid after September 1, 2027 but on or prior to February 1, 2029, 2.00%; (c) if the Term Loan Advances are repaid after February 1, 2029 but on or prior to January 1, 2030, 3.00%, and (d) if the Term Loan Advances are repaid after January 1, 2030, 3.50%. As of June 30, 2026, we recorded $3.5 million within other long-term liabilities for the new final payment fee based on the Term Loan Advance being repaid by the Maturity Date.

We accounted for the Fifth Loan Amendment in accordance with ASC 470-50, Modification and Extinguishments, or ASC 470-50, to determine if the transaction was treated as a modification or an extinguishment of debt. We reviewed the debt terms and determined the change would be accounted for prospectively as a partial debt extinguishment in accordance with ASC 470-50. As a result, we expensed a portion of the remaining deferred debt issuance costs and fees of $0.8 million associated with the debt prior to the Fifth Loan Amendment, as a loss on partial debt extinguishment within other expense, net in the condensed statements of operations and comprehensive loss during the first quarter of fiscal 2026. Prior to the Fifth Loan Amendment, there were approximately $6.9 million of deferred debt issuance costs remaining to be amortized. The partial extinguishment and modification resulted in a net reduction in deferred issuance fees of $0.5 million with a remaining balance of $6.4 million in debt issuance costs capitalized to be amortized over the three year life of the new debt.

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

As of June 30, 2026, we were in compliance with all applicable covenants under the Loan Agreement.

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

Revenue Interest Financing Agreement

On May 3, 2022, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules, together with NQ and Sagard, or the Initial Investors, pursuant to which we had the right to receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, we received $100 million at the initial closing and received an additional $160 million upon FDA approval of vonoprazan for treatment of Erosive GERD in the fourth quarter of 2023. Additionally, on October 31, 2022, we entered into a Joinder and Waiver Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules in its capacity as administrative agent and collateral agent for itself and the lenders under that certain Loan Agreement, or the Joinder Agreement, in respect of the Revenue Interest Financing Agreement. Under the terms of the Joinder Agreement, we received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, in the fourth quarter of 2023 and provided for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their right of first offer for any Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount. As of June 30, 2026, no additional funding is available under the Revenue Interest Financing Agreement.

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

If the investors have not received aggregate payments of at least 100% of the Investment Amount by December 31, 2028, and at least 200% of the Investment Amount by December 31, 2037, each a Minimum Amount, then we will be obligated to make a cash payment to the investors in an amount sufficient to gross the investors up to the applicable Minimum Amount. As of June 30, 2026, the aggregate payments made to investors under the Revenue Interest Financing Agreement equaled $28.9 million.

Upon the occurrence of an event of default taking place between April 1, 2025 and April 1, 2028, or after April 1, 2028, we are obligated to pay 1.65 times Investment Amount and 2.0 times Investment Amount, respectively, less any amounts we previously paid pursuant to the agreement.

Additionally, under the terms of Revenue Interest Financing Agreement, we are subject to a minimum cash covenant of at least (a) beginning on the date that the Hercules Loan Agreement is terminated and each day thereafter until September 30, 2026, $30 million, and (b) beginning on October 1, 2026 and on each day thereafter until September 30, 2029, a certain percentage of the minimum cash reference amount defined as the difference between the Investment Amount and the amount of all royalty payments received by the Investors as of each such date as follows: (i) 50% from October 1, 2026 to September 30, 2027 (ii) 75% from October 1, 2027 to September 30, 2028, and (iii) 100% from October 1, 2028 to September 30, 2029. As of June 30, 2026, we are in compliance with all applicable covenants under the Revenue Interest Financing Agreement.

At-the-Market-Offerings

In November 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, we filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock through the Sales Agent, or the 2023 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. No shares were sold during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, all of the available $150 million under the 2023 ATM Offering remains available.

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

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents together with anticipated product revenues, are sufficient to fund operations for at least the next twelve months. However, our forecast of the period of time through which our financial resources may be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. We have based this estimate on assumptions that may prove to be inaccurate, and, if operating results, commercial performance or expenses differ materially from those contemplated by our current operating plan, we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in ongoing and future trials is uncertain.

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

If our operating results, commercial performance or expenses differ materially from those contemplated by our current operating plan, our capital resources, together with anticipated product revenues, may not be sufficient to fund operations and our cash needs for as long as we currently expect. In such event, we may need to also finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, products or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when and if needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our products or product candidates that we would otherwise prefer to retain.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(17,577)	$(147,659)	$130,082
Investing activities	(105)	(115)	10
Financing activities	70,191	80	70,111
Net increase (decrease) in cash	$52,509	$(147,694)	$200,203

Operating Activities

Net cash used in operating activities was approximately $17.6 million and $147.7 million for the six months ended June 30, 2026 and 2025, respectively. The net cash used in operating activities for the six months ended June 30, 2026 was due to approximately $21.8 million spent on ongoing research and development and selling, general and administrative activities and a $4.2 million net change in operating assets and liabilities. The net change in operating assets and liabilities is related to a $19.9 million increase in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), a $7.1 million increase in prepaid assets and other current assets, and a $22.8 million decrease in accounts receivable, inventory and other long-term assets. The net cash used in operating activities for the six months ended June 30, 2025 was due to approximately $132.8 million spent on ongoing research and development and selling, general and administrative activities and a $14.9 million net change in operating assets and liabilities. The net change in operating assets and liabilities is related to a $5.5 million decrease in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), a $6.2 million decrease in prepaid assets and other current assets, and a $26.6 million increase in accounts receivable and inventory.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025, was related to payments for acquiring property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 related to $173.2 million of net proceeds of the issuance of long-term debt, $122.0 million of net proceeds from issuance of common stock and pre-funded warrants in connection with the underwritten public offering completed in January 2026, $4.1 million of proceeds from the issuance of common stock from exercise of stock options offset by $229.0 million repayment of long-term debt on our Hercules Loan Agreement and $0.1 million of payments for employee tax obligations related to vesting of PSUs and RSUs. Net cash provided by financing activities for the six months ended June 30, 2025 related to proceeds from issuance of common stock from exercise of stock options.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the six months ended June 30, 2026 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2025 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2026.

Other Company Information

Smaller Reporting Company Status

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. If we exceed these thresholds, we would not be able to avail ourselves of the scaled disclosure accommodations beginning with the first fiscal year that commences after our determination that we no longer qualify as a smaller reporting company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2026, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our second fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our officers or directors adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

PHATHOM PHARMACEUTICALS, INC.

Date:	July 30, 2026	By:	/s/ Steven Basta
Steven Basta
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 30, 2026	By:	/s/ Sanjeev Narula
Sanjeev Narula
Chief Financial and Business Officer
(Principal Financial Officer)