Form 10-Q
period 2026-09-30
Phathom Pharmaceuticals, Inc.
filed 2026-10-29
CIK 1783183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 27, 2026, the registrant had 81,291,520 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PHATHOM PHARMACEUTICALS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$184,558	$129,972
Prepaid expenses and other current assets	8,222	15,353
Accounts receivable, net	107,602	78,129
Inventory	7,632	5,518
Total current assets	308,014	228,972
Property and equipment, net	935	1,064
Operating lease right-of-use assets	2,310	2,603
Restricted cash	2,864	2,861
Inventory, non-current	27,331	20,732
Other long-term assets	3,566	2,917
Total assets	$345,020	$259,149
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,109	$4,983
Accrued expenses	121,147	89,831
Accrued interest	1,453	1,833
Operating lease liabilities, current	673	648
Current portion of revenue interest financing liability	40,520	27,249
Other current liabilities	—	7,500
Total current liabilities	174,902	132,044
Long-term debt, net of discount	165,540	209,087
Revenue interest financing liability	346,973	350,122
Operating lease liabilities	1,744	2,065
Other long-term liabilities	3,500	4,000
Total liabilities	692,659	697,318
Commitments and contingencies (Note 3)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized shares — 40,000,000 at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; authorized shares — 400,000,000 at September 30, 2026 and December 31, 2025; issued and outstanding shares — 81,222,933 and 71,419,025 at September 30, 2026 and December 31, 2025, respectively	8	6
Treasury stock — 19 shares at September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,198,459	1,046,083
Accumulated deficit	(1,546,106)	(1,484,258)
Total stockholders’ deficit	(347,639)	(438,169)
Total liabilities and stockholders’ deficit	$345,020	$259,149

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue, net	$84,722	$49,504	$217,297	$117,526
Cost of revenue	18,367	6,190	45,458	14,951
Gross profit	66,355	43,314	171,839	102,575
Operating expenses:
Research and development	8,745	7,027	24,330	25,287
Selling, general and administrative	57,695	51,558	167,037	231,346
Total operating expenses	66,440	58,585	191,367	256,633
Loss from operations	(85)	(15,271)	(19,528)	(154,058)
Other (expense) income:
Interest income	1,600	1,413	4,846	5,840
Interest expense	(15,387)	(16,108)	(46,287)	(51,696)
Other expense, net	(25)	(7)	(879)	(185)
Total other expense	(13,812)	(14,702)	(42,320)	(46,041)
Net loss and comprehensive loss	$(13,897)	$(29,973)	$(61,848)	$(200,099)
Net loss per share, basic and diluted	$(0.16)	$(0.41)	$(0.74)	$(2.76)
Weighted-average shares of common stock outstanding, basic and diluted	84,892,631	73,396,435	83,573,861	72,615,910

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance at December 31, 2025	71,419,025	$6	19	$1,046,083	$(1,484,258)	$(438,169)
401(k) matching contribution	132,035	—	—	2,074	—	2,074
Vesting of restricted stock units and performance stock units, net of employee tax obligations	740,564	—	—	(128)	—	(128)
Stock-based compensation	—	—	—	5,534	—	5,534
ESPP shares issued	211,837	—	—	1,538	—	1,538
Issuance of common stock from exercises of stock options	63,906	—	—	591	—	591
Issuance of common stock and pre-funded warrants in connection with the underwritten public offering, net	6,875,000	1	—	121,973	—	121,974
Net loss	—	—	—	—	(30,369)	(30,369)
Balance at March 31, 2026	79,442,367	$7	19	$1,177,665	$(1,514,627)	$(336,955)
Vesting of restricted stock units	133,370	—	—	—	—	—
Stock-based compensation	—	—	—	6,712	—	6,712
Issuance of common stock from exercises of stock options	494,311	1	—	3,551	—	3,552
Net loss	—	—	—	—	(17,582)	(17,582)
Balance at June 30, 2026	80,070,048	$8	19	$1,187,928	$(1,532,209)	$(344,273)
401(k) matching contribution	265,909	—	—	2,887	—	2,887
Vesting of restricted stock units	259,346	—	—	(21)	—	(21)
Stock-based compensation	—	—	—	5,921	—	5,921
Issuance of common stock from exercises of stock options	481,382	—	—	372	—	372
ESPP shares issued	146,248	—	—	1,372	—	1,372
Net loss	—	—	—	—	(13,897)	(13,897)
Balance at September 30, 2026	81,222,933	$8	19	$1,198,459	$(1,546,106)	$(347,639)

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

See accompanying notes.

PHATHOM PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(61,848)	$(200,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	344	505
Stock-based compensation	18,167	23,109
Accrued payment-in-kind interest on debt	712	3,479
Accrued interest on revenue interest financing liability, net of payments	10,122	20,290
Amortization of debt discount	2,709	2,205
Loss on extinguishment of debt	829	—
Inventory reserve	917	819
Other	4,081	4,340
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,131	7,638
Accounts receivable, net	(29,473)	(16,992)
Accounts payable and accrued expenses	41,233	6,530
Accrued interest	(379)	53
Operating right-of-use assets and lease liabilities	(3)	132
Inventory	(9,631)	(13,783)
Other long-term assets	(649)	—
Net cash used in operating activities	(15,738)	(161,774)
Cash flows from investing activities
Cash paid for property and equipment	(215)	(142)
Net cash used in investing activities	(215)	(142)
Cash flows from financing activities
Proceeds from issuance of common stock from exercise of stock options	4,514	373
Proceeds from issuance of long-term debt, net of issuance costs	173,250	—
Repayment of long-term debt	(229,047)	—
Net proceeds from underwritten public offering	121,974	—
Payment of employee tax obligations related to vesting of PSUs and RSUs	(149)	(564)
Net cash provided by (used in) financing activities	70,542	(191)
Net increase (decrease) in cash and cash equivalents and restricted cash	54,589	(162,107)
Cash and cash equivalents and restricted cash – beginning of period	132,833	300,125
Cash and cash equivalents and restricted cash – end of period	$187,422	$138,018

Supplemental disclosure of cash flow information
Interest paid	$13,716	$15,938
Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$51
Settlement of ESPP liability in common stock	$2,910	$2,969
Settlement of 401(k) liability in common stock	$4,961	$5,258
Final interest payment fee	$3,500	$—

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

In May 2022, the U.S. Food and Drug Administration, or FDA, approved the Company's new drug applications, or NDAs, for vonoprazan triple therapy, under the brand name VOQUEZNA TRIPLE PAK, and vonoprazan dual therapy, under the brand name VOQUEZNA DUAL PAK for the treatment of Helicobacter pylori, or H. pylori, infection. On November 1, 2023, the FDA approved the Company's NDA for VOQUEZNA 10 mg and 20 mg tablets for the treatment of erosive gastroesophageal reflux disease, or Erosive GERD. The Company initiated commercial launch of VOQUEZNA in the U.S. for both the Erosive GERD and H. pylori indications, and VOQUEZNA TRIPLE PAK and VOQUEZNA DUAL PAK for treatment of H. pylori infection in the fourth quarter of 2023. Additionally, on July 17, 2024, the FDA approved VOQUEZNA 10 mg tablets for the relief of heartburn associated with non-erosive gastroesophageal reflux disease, or Non-Erosive GERD.

Liquidity and Capital Resources

From inception to September 30, 2026, the Company has devoted substantially all of its efforts to organizing and staffing the Company, business planning, raising capital, in-licensing vonoprazan, meeting with regulatory authorities, managing the clinical trials of vonoprazan, preparing for commercialization of its initial products containing vonoprazan, commercially launching its approved products in the U.S., and providing other selling, general and administrative support for these operations. The Company has a limited operating history as a commercial company. Although the Company has generated product revenue to date, the amount of future sales and income potential from its business remains uncertain. The Company has incurred net losses and negative cash flows from operating activities since its inception and despite the Company's plans and expectations, could continue to incur additional net losses in the future. The Company has funded its operations primarily through commercial bank debt, the revenue interest financing debt and various equity offerings, including the Company's at-the-market, or ATM, offerings. From inception through September 30, 2026, the Company sold 41,612,032 shares of common stock and 3,859,000 pre-funded warrants, generating net proceeds of approximately $665.3 million, after deducting underwriting discounts, commissions and offering costs.

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

During the nine months ended September 30, 2026, there were no significant changes to the Company’s summary of significant accounting policies contained in the Company’s 2025 Form 10-K. The Company’s complete listing of significant accounting policies is set forth in Note 1 of the notes to the audited financial statements in the Company's 2025 Form 10-K. Selected significant accounting policies are discussed in detail below.

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

As of September 30, 2026 and December 31, 2025, the estimated fair value of the Company’s long-term debt approximated the carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was estimated for disclosure purposes only and was determined based on quoted market data for valuation, and thus categorized as Level 2 in the fair value hierarchy.

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

The Company is also subject to credit risk from its accounts receivable related to its product sales. The Company monitors exposure within accounts receivable and records an allowance for credit losses as necessary. The Company extends credit primarily to wholesale distributors. Customer creditworthiness is monitored and collateral is not required. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined on the basis of historical experience, current information, and forecasts of future economic conditions. The Company determines its allowance methodology by pooling receivable balances at the customer level. The Company considers various factors, including its previous loss history, individual credit risk associated with each customer, and the current and future conditions of the general economy. These credit risk factors are monitored on a quarterly basis and updated as necessary. To the extent that any individual debtor is identified whose credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of such customer. The Company makes concerted efforts to collect all outstanding balances due from customers; however, account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to customers.

As of September 30, 2026, three customers accounted for 80% of the accounts receivable balance, with each of these individual customers ranging from 23% to 30% of the accounts receivable balance. As of December 31, 2025, three customers accounted for 78% of the accounts receivable balance, with each of these individual customers ranging from 19% to 30% of the accounts receivable balance. For the three and nine months ended September 30, 2026, three customers accounted for 67% and 68% of product sales, respectively, with each of these individual customers ranging from 20% to 24% of product sales. For the three and nine months ended September 30, 2025, three customers accounted for 70% of product sales in each period, with each of these individual customers ranging from 22% to 25% of product sales in both periods.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and pre-funded warrants outstanding for the period, without consideration for other potentially dilutive securities. For the three and nine months ended September 30, 2026 and 2025, basic shares outstanding include the weighted average effect of the Company’s outstanding pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock. For the three and nine months ended September 30, 2026 and 2025, the Company had no weighted-average unvested shares to exclude from the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of unvested common stock, options and warrants. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities (warrants, stock options, and restricted stock units) would be antidilutive.

Recently Adopted Accounting Standards

There were no recently adopted accounting standards which would have a material impact on the Company's unaudited interim condensed financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 - Disaggregation of Income Statement Expenses, which requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, may be applied prospectively or retrospectively, and allows for early adoption. This standard is not expected to have an impact on any amounts recognized in the financial statements, but will result in more detailed disclosures addressing the categorization of expenses.

The Company assesses the adoption impact of recently issued accounting standards by the Financial Accounting Standards Board or other standard setting bodies on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s 2025 Form 10-K. There were no new accounting standards issued in the third quarter of 2026 that are expected to materially impact the Company.

2. Balance Sheet Details

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued compensation expenses	$14,389	$14,841
Accrued professional & consulting expenses	1,414	1,253
Accrued research and development expenses	568	1,355
Accrued revenue allowances	98,151	65,462
Accrued other	6,625	6,920
Total accrued expenses	$121,147	$89,831

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Finished goods	$1,170	$1,457
Raw materials	6,462	4,061
Total inventory, current	7,632	5,518
Raw materials, non-current	27,331	20,732
Total inventory	$34,963	$26,250

Raw materials consist of materials, including active pharmaceutical ingredients, to be consumed in the production of inventory related to FDA-approved products. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed. Inventory, non-current includes inventory expected to remain on-hand beyond one year from the balance sheet dates presented.

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

During the three months ended September 30, 2026 and 2025, the Company recorded $8.5 million and $5.0 million, respectively, of royalty expense under the Takeda License, of which $8.5 million is included within accrued expenses as of September 30, 2026. During the nine months ended September 30, 2026 and 2025, the Company recorded $21.7 million and $11.8 million, respectively, of royalty expense under the Takeda License.

Purchase Commitments

In December 2020, the Company entered into a supply agreement with Sandoz pursuant to which Sandoz supplies commercial quantities of amoxicillin capsules and clarithromycin tablets, packages these antibiotics with vonoprazan, and provides finished convenience packs which the Company sells as the VOQUEZNA DUAL PAK and the VOQUEZNA TRIPLE PAK. The supply agreement commits the Company to annual minimum purchase obligations. In March 2026, the Company entered into the second amendment to the supply agreement, or the Second Amendment, and as amended, the Amended Supply Agreement, whereby the parties agreed to the payment amount to be made by the Company to satisfy the remaining portion of the 2025 minimum purchase obligation of approximately $1.1 million, which was paid during the second quarter of 2026, and agreed to set the minimum purchase quantity for 2026. The parties further agreed that the determination of the minimum purchase obligation for years after 2026 would be mutually agreed by the parties at a specified time period prior to the end of the immediately preceding calendar year. The Second Amendment also included a price adjustment. The supply agreement with Sandoz will expire in November 2028.

The Company incurred no expense and $1.5 million of expense under the agreement with Sandoz during the three months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred $0.5 million and $1.7 million, respectively, under the agreement.

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

4. Lease Commitments

As of September 30, 2026, the Company had operating leases for office space in both Buffalo Grove, Illinois and Florham Park, New Jersey, with weighted average remaining lease terms of 3.7 years and 4.4 years, respectively. In September 2025, the Company entered into amendments to its lease agreements for the New Jersey office space to extend the terms of the leases through February 2031. All operating leases contain an option to extend the term for one additional five year period, which was not considered in the determination of the right-of-use asset or lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The total rent expense for each of the three months ended September 30, 2026 and 2025 was $0.2 million. Total rent expense for the nine months ended September 30, 2026 and 2025 was $0.6 million and $0.8 million, respectively. Total short-term lease costs relating to leased vehicles were $1.9 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively. Total short-term lease costs relating to leased vehicles were approximately $5.6 million and $5.2 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Year ending December 31:
2026	$144
2027	719
2028	736
2029	753
2030	702
Thereafter	100
Total minimum lease payments	3,154
Less: amount representing interest	(737)
Present value of operating lease liabilities	2,417
Less: operating lease liabilities, current	(673)
Operating lease liabilities, non-current	$1,744

Weighted-average remaining lease term (in years)	4.24
Weighted-average incremental borrowing rate	13.83%

Operating cash flows for the nine months ended September 30, 2026 and 2025 included cash payments for operating leases of approximately $0.7 million and $0.6 million, respectively.

5. Debt

Total debt consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Long-term debt, current portion	$—	$—
Long-term debt, non-current portion	175,000	216,495
Unamortized debt discount	(9,460)	(7,408)
Total debt, net of debt discount	$165,540	$209,087

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

On February 25, 2026, or the Fifth Amendment Closing Date, the Company entered into the Fifth Amendment to the Loan and Security Agreement, or the Fifth Loan Amendment, which, among other things, (i) provided for a new term loan advance of $175 million, or the Term Loan Advance, the proceeds of which, along with cash on the Company's balance sheet, were used to repay in full the existing secured obligations outstanding under the Loan Agreement, including principal, capitalized payment-in-kind interest, cash interest, existing final fee payments, and any applicable prepayment fees, (ii) provided for an additional loan tranche of up to $25 million which shall be available to the Company in the lenders’ discretion, (iii) extended the maturity date from December 1, 2027 to February 1, 2029, or the Maturity Date, subject to further extension to December 1, 2030 upon the achievement of a specified revenue milestone and subject to a certain pro forma liquidity test, (iv) extended the interest only period from October 2026 to December 2027, thereafter, monthly payment of interest and principal repayments at 2.5% of the aggregate original principal balance of the Term Loan Advance through the Maturity Date, with any remaining payments to be repaid in full on the Maturity Date, (v) set the cash interest rate at a floating rate based on the greater of (a) US WSJ Prime + 3.10% or (b) 9.85%, (vi) eliminated the payment-in-kind interest rate of 2.15% per annum, (vii) amended the prepayment charge, which is a percentage of the principal amount advanced under the Term Loans under the Fifth Loan Amendment, or each a Term Loan Advance and together, the Term Loan Advances, as follows: (a) if the Term Loan Advances are prepaid after the Fifth Amendment Closing Date but prior to the twelve month anniversary of the Fifth Amendment Closing Date, 2.50%; (b) if the Term Loan Advances are prepaid on or after the twelve month anniversary of the Fifth Amendment Closing Date but prior to the twenty-four month anniversary of the Fifth Amendment Closing Date, 2.00%; (c) if the Term Loan Advances

are prepaid on or after the twenty-four month anniversary of the Fifth Amendment Closing Date but prior to the thirty-six month anniversary of the Fifth Amendment Closing Date, 1.50%; (d) thereafter, 1.00%; provided that (x) any such prepayment charge shall be reduced by 50.0% if such prepayment is a result of a change in control and (y) upon any refinancing by Hercules such prepayment charge shall be waived in full; and (viii) provided for a new final payment fee which is as a percentage of the Term Loan Advance, calculated as follows: (a) if the Term Loan Advances are repaid prior to September 2027, 1.25%; (b) if the Term Loan Advances are repaid after September 1, 2027 but on or prior to February 1, 2029, 2.00%; (c) if the Term Loan Advances are repaid after February 1, 2029 but on or prior to January 1, 2030, 3.00%, and (d) if the Term Loan Advances are repaid after January 1, 2030, 3.50%. As of September 30, 2026, the Company recorded $3.5 million within other long-term liabilities for the new final payment fee based on the Term Loan Advance being repaid by the Maturity Date.

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

As collateral for the obligations, the Company has granted to Hercules a senior security interest in all of the Company’s right, title, and interest in, to and under substantially all of the Company’s property, inclusive of intellectual property.

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

As of September 30, 2026, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

Future minimum principal payments under the Loan Agreement, including the final payment fees, as of September 30, 2026 are as follows (in thousands):

Year ending December 31:
2026	$—
2027	—
2028	52,500
2029	126,000
Total principal payments	178,500
Less: final payment fees	(3,500)
Total term loan borrowings	$175,000

During the three months ended September 30, 2026 and 2025, the Company recognized $5.4 million and $7.4 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. During the nine months ended September 30, 2026 and 2025, the Company recognized $17.1 million and $21.6 million, respectively, of interest expense, including amortization of the debt discount, in connection with the Loan Agreement. As of September 30, 2026, the Company had an outstanding loan balance of $175.0 million and accrued interest of $1.5 million.

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

Additionally, on October 31, 2022, the Company entered into a Joinder Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules, together as the investors. Under the terms of the Joinder Agreement, the Company received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, during the fourth quarter of 2023, and provided for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their rights of first offer regarding the Additional Investor Funding and the Additional Investor joined the Revenue Interest Financing Agreement to extend commitments for the Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount, which amounted to a total of $275 million. As of September 30, 2026, no additional funding is available under the Revenue Interest Financing Agreement.

Under the Revenue Interest Financing Agreement, the Investors and the Additional Investor are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and when the Company received FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with Non-Erosive GERD, which occurred on July 17, 2024. The investors’ right to receive royalties on net sales will terminate when the investors have received aggregate payments equal to 200% of the Investment Amount. In addition, at any time after April 30, 2024, the Company has the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

If the investors have not received aggregate payments of at least 100% of the Investment Amount by December 31, 2028, and at least 200% of the Investment Amount by December 31, 2037, each a Minimum Amount, then the Company will be obligated to make a cash payment to the investors in an amount sufficient to gross the investors up to the applicable Minimum Amount. As of September 30, 2026, the aggregate payments made to investors under the Revenue Interest Financing Agreement equaled $36.4 million.

Upon the occurrence of an event of default taking place between April 1, 2025 and April 1, 2028, or after April 1, 2028, the Company is obligated to pay 1.65 times the Investment Amount and 2.0 times the Investment Amount, respectively, less any amounts the Company previously paid pursuant to the agreement.

Additionally, under the terms of Revenue Interest Financing Agreement, the Company is subject to a minimum cash covenant of at least (a) beginning on the date that the Hercules Loan Agreement is terminated and each day thereafter until September 30, 2026, $30 million, and (b) beginning on October 1, 2026 and on each day thereafter until September 30, 2029, a certain percentage of the minimum cash reference amount defined as the difference between the Investment Amount and the amount of all royalty payments received by the investors as of each such date as follows: (i) 50% from October 1, 2026 to September 30, 2027, (ii) 75% from October 1, 2027 to September 30, 2028, and (iii) 100% from October 1, 2028 to September 30, 2029. As of October 1, 2026, the minimum cash amount required is $119.3 million.

As of September 30, 2026, the Company was in compliance with all applicable covenants under the Revenue Interest Financing Agreement.

The Company has evaluated the terms of the Revenue Interest Financing Agreement and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company has accounted for the transaction as a debt obligation with interest expense based on an imputed effective rate derived from the initial carrying value of the obligation and the expected future payments. The Company recalculates the effective interest rate each period based on the current carrying value and the revised estimated future payments. As of September 30, 2026, the effective interest rate of the revenue interest financing liability was approximately 10.17%. Changes in future payments from previous estimates are included in the current and future interest expense. The carrying value of the revenue interest financing liability was $387.5 million and $377.4 million as of September 30, 2026 and December 31, 2025, respectively.

Total revenue interest financing liability consists of the following (in thousands):

Liability balance as of January 1, 2025	$353,038
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(14,719)
Plus: interest expense	39,052
Ending liability balance as of December 31, 2025	377,371
Less: current portion	(27,249)
Long-term liability balance as of December 31, 2025	$350,122

Liability balance as of January 1, 2026	$377,371
Proceeds from the Revenue Interest Financing Agreement	—
Less: transaction costs	—
Less: royalty payments and payables	(19,016)
Plus: interest expense	29,138
Ending liability balance as of September 30, 2026	387,493
Less: current portion	(40,520)
Long-term liability balance as of September 30, 2026	$346,973

During the three months ended September 30, 2026 and 2025, the Company recognized $10.0 million and $8.7 million, respectively, of interest expense in connection with the revenue interest financing liability. During the nine months ended September 30, 2026 and 2025, the Company recognized $29.1 million and $30.1 million, respectively, of interest expense in connection with the revenue interest financing liability.

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

7. Stockholders’ Equity

Common Stock

From inception through September 30, 2026, the Company sold 41,612,032 shares of common stock and 3,859,000 pre-funded warrants, generating net proceeds of approximately $665.3 million, after deducting underwriting discounts, commissions and offering costs.

Underwritten Public Offering

In January 2026, the Company sold 6,875,000 shares of common stock at a price of $16.00 per share and pre-funded warrants to purchase 1,250,078 shares of common stock at a price of $15.999 per pre-funded warrant, which represents the per share price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant. The Company received gross proceeds of $130.0 million, before deducting underwriting discounts and commissions. The net purchase price after deducting the underwriting discounts and commissions and other offering expenses, was $15.01 per share or net proceeds of $122.0 million. Certain affiliates of Frazier Life Sciences IX, L.P., or Frazier, a significant stockholder, and Dr. James Topper, who currently serves on the Company's Board of Directors, share voting and investment power of the securities held by Frazier. Frazier participated in the offering by purchasing pre-funded warrants on the same terms as all other investors at a purchase price of $15.999, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. Each pre-funded warrant became exercisable upon issuance and will not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holders thereof immediately following such exercise would exceed a specified beneficial ownership limitation.

The pre-funded warrants from the offering were classified as a component of equity in the Company's condensed balance sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $18.8 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital during the first fiscal quarter of the 2026 fiscal year. As of September 30, 2026, none of the pre-funded warrants have been exercised.

ATM Offerings

In November 2020, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which the Company may, from time to time, sell shares of common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, the Company filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which the Company may, from time to time, sell up to an aggregate of $150 million of the Company's common stock through the Sales Agent, or the 2023 ATM Offering. The Company is not obligated to, and cannot provide any assurances that the Company will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or the Company at any time. No shares were sold during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, all of the available $150 million under the 2023 ATM Offering remains available.

Common Stock Reserves

Common stock reserved for future issuance consists of the following:

September 30, 2026
Common stock warrants including pre-funded warrants	3,950,228
Stock options, performance stock units and restricted stock units outstanding	10,391,518
Shares available for issuance under the 2019 Incentive Plan	4,853,530
Shares available for issuance under the ESPP Plan	1,713,613
Shares available for issuance under the Inducement Plan	409,661
Balance at September 30, 2026	21,318,550

Preferred Stock

The Company is authorized to issue up to 40 million shares of preferred stock. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

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

As of September 30, 2026, 4,853,530 shares remain available for issuance under the 2019 Plan, which reflects 2,209,663 stock options, RSUs and PSUs granted, and 870,747 of awards cancelled or forfeited, during the nine months ended September 30, 2026 as well as an increase of 3,570,952 shares authorized effective as of January 1, 2026.

2025 Employment Inducement Incentive Award Plan

On March 30, 2025, the Board of Directors adopted the 2025 Employment Inducement Incentive Award Plan, or the Inducement Plan, and reserved 2,500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company) as an inducement to join the Company. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and PSUs, and its terms are substantially similar to the Company’s 2019 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception. As of September 30, 2026, the Company has granted 2,090,339 stock options, RSUs and PSUs under the Inducement Plan and 409,661 shares remain available for issuance.

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

The following table summarizes PSU activity during the nine months ended September 30, 2026:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2026	495,124	$7.39
Granted	58,914	10.86
Vested	(154,077)	6.84
Forfeited	(6,325)	5.76
Unvested balance at September 30, 2026	393,636	$8.14

For performance milestone PSUs, stock-based compensation expense is recorded based on the market price of the Company's common stock on the grant date and is recognized if and when the achievement of such performance milestones is determined to be probable by the Company. During the nine months ended September 30, 2026, a revenue performance milestone was considered probable, and the Company recognized stock-based compensation expense related to the probable vesting of PSUs. The fair value of the PSUs that vested during the nine months ended September 30, 2026 was approximately $1.1 million.

As of September 30, 2026, the Company had approximately $1.9 million of unrecognized stock-based compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

Restricted Stock Units

The following table summarizes RSU activity during the nine months ended September 30, 2026:

	Number of Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1, 2026	2,154,584	$6.73
Granted	1,801,540	13.10
Vested	(999,924)	8.88
Forfeited	(136,426)	10.65
Unvested balance at September 30, 2026	2,819,774	$9.85

As of September 30, 2026, the Company had $22.4 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of RSUs vested during the nine months ended September 30, 2026, was approximately $8.9 million.

Employee Stock Purchase Plan

In October 2019, the Board of Directors adopted, and the Company’s stockholders approved, the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments. A total of 270,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2020 and ending in 2029, by an amount equal to the lesser of: (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. As of September 30, 2026, 1,713,613 shares of common stock remain available for issuance under the ESPP, which reflects the issuance of 358,085 shares sold to employees during the nine months ended September 30, 2026 as well as an annual increase of 714,190 shares authorized on January 1, 2026.

The ESPP is considered a compensatory plan, and for the three and nine months ended September 30, 2026, the Company recorded related stock-based compensation of $0.2 million and $0.7 million, respectively, compared to $0.1 million and $0.9 million, respectively, for the same periods in 2025. The weighted-average assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	Nine Months Ended September 30,
	2026	2025
Assumptions:
Expected term (in years)	0.50	0.49
Expected volatility	62.14%	112.83%
Risk free interest rate	3.79%	4.29%
Dividend yield	—	—

The estimated weighted-average fair value of ESPP awards for the nine months ended September 30, 2026 and 2025, was $4.17 and $3.62, respectively. As of September 30, 2026, the total unrecognized compensation expense related to the ESPP was $0.4 million, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

401(k) Plan

During 2020, the Company established a 401(k) savings plan. The Company’s contributions to the plan are discretionary. During the three and nine months ended September 30, 2026, the Company incurred $1.2 million and $4.1 million, respectively, of expense related to estimated employer contribution liabilities, which was based on a 75% match of employees’ contributions during the periods, compared to $1.2 million and $4.3 million, respectively, for the same periods in 2025. During the nine months ended September 30, 2026 and 2025, the Board of Directors approved employer matching contributions settled by contributing 397,944 and 616,377 shares of the Company's common stock, respectively.

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

A summary of the Company’s stock option activity and related information during the nine months ended September 30, 2026 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2026	9,443,623	$8.32	6.45	$80,509
Options granted	357,282	15.43
Options exercised	(1,894,801)	7.28
Options cancelled	(727,996)	11.92
Balance at September 30, 2026	7,178,108	$8.58	7.49	$8,158
Options exercisable as of September 30, 2026	3,840,956	$9.73	6.64	$2,951
Vested and expected to vest as of September 30, 2026	7,178,108	$8.58	7.49	$8,158

The estimated weighted-average fair value of employee and non-employee director stock options granted for the nine months ended September 30, 2026 and 2025 was $11.88 and $3.80, respectively. As of September 30, 2026, the Company had $16.1 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock at September 30, 2026. The total intrinsic value of stock options exercised during the nine months ended September 30, 2026 was approximately $7.8 million.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	Nine Months Ended September 30,
	2026	2025
Assumptions:
Expected term (in years)	6.06	6.07
Expected volatility	91.71%	84.59%
Risk free interest rate	3.89%	4.07%
Dividend yield	—	—

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expense	$828	$2,063	$2,753	$5,043
Selling, general and administrative expense	5,093	7,234	15,414	18,066
Total	$5,921	$9,297	$18,167	$23,109

8. Revenue Recognition

To date, the Company's only source of revenue has been from the U.S. sales of VOQUEZNA products, which the Company began selling during the fourth quarter of 2023. The Company records its best estimate of chargebacks, sales returns, sales discounts and other reserves to which customers are likely expected to be entitled to as contra accounts receivable charges, and within accrued expenses if payable to a third-party or related to product returns on the condensed balance sheets. During the nine months ended September 30, 2026 and 2025, the Company recognized $217.3 million and $117.5 million, respectively, of net product revenues related to sales of VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK.

The following table provides a summary of the Company's revenue allowances and related accruals for the nine months ended September 30, 2026, which have been deducted in arriving at product revenues, net (in thousands):

	Customer Credits, Discounts and Allowances	Rebates, Returns and Co-Pay Assistance
	(contra accounts receivable)	(accrued expenses)	Total
Balance as of January 1, 2026	$10,646	$65,462	$76,108
Accruals	58,408	208,684	267,092
Utilizations	(60,493)	(175,995)	(236,488)
Balance as of September 30, 2026	$8,561	$98,151	$106,712

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

The following table presents selected financial information with respect to the Company’s single operating segment for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Product revenue, net	$217,297	$117,526
Less:
Cost of revenue	45,458	14,951
Research and development	21,577	20,244
General and administrative	22,818	26,856
Sales and marketing	128,805	186,424
Stock-based compensation	18,167	23,109
Interest income	(4,846)	(5,840)
Interest expense	46,287	51,696
Other expense, net	879	185
Segment net loss	$(61,848)	$(200,099)

10. Restructuring

In May 2025, the Company implemented a cost reduction and organizational restructuring plan to reduce cash burn and focus resources on commercial execution. In connection with the restructuring, the Company's workforce was reduced by 26 employees, or approximately 6%, including certain leadership changes all designed to right-size the organization. In 2025, the Company incurred restructuring charges of $9.2 million consisting of one-time termination benefits to affected employees for severance, non-cash stock-based compensation costs, healthcare benefits and outplacement assistance. The costs were included in research and development and selling, general, and administrative expenses on the Company’s condensed consolidated statement of operations and comprehensive loss. As of September 30, 2026, the Company had paid substantially all of the accrued restructuring charges.

The following table summarizes activity related to the restructuring accrual during the nine months ended September 30, 2026 and 2025 (in thousands):

	2026	2025
Restructuring accrual as of January 1	$492	$—
Restructuring expenses incurred	—	9,214
Cash paid	(405)	(3,242)
Non-cash expenses	—	(4,597)
Restructuring accrual as of September 30	$87	$1,375

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

Forward Looking Statements

The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, commercialization plans and costs, research and development plans and costs, pricing and reimbursement, the potential to develop future product candidates, the timing and likelihood of success of the plans and objectives of management for current and future operations, and future results of planned commercialization activities, product development and other efforts, are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in the Part I, Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

During the nine months ended September 30, 2026, we generated increased revenues from sales of our VOQUEZNA products compared to the same period in the prior year, reflecting continued execution of our U.S. commercial strategy. The majority of our revenue was derived from sales of VOQUEZNA. During this period, we also experienced growth in prescription volume and prescriber adoption, with most prescriptions written for GERD indications. As of October 16, 2026, over 2 million prescriptions for VOQUEZNA, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK have been filled since launch. We continue to have broad commercial coverage for VOQUEZNA, with access for over 120 million, or over 80%, of U.S. commercial lives. Our commercial efforts are supported by a targeted sales force and continued focus on prescriber engagement and payer access.

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

In the fourth quarter of 2025, we initiated a Phase 2 clinical trial evaluating vonoprazan in the treatment of adults with eosinophilic esophagitis, or EoE. In June 2026, we announced that we completed enrollment ahead of schedule in the Phase 2 EoE clinical trial study. The study has enrolled 95 patients at 41 U.S. sites. Topline results from the 12-week blinded treatment portion of the trial are expected to be reported during the fourth quarter of 2026.

In September 2026, we announced the initiation of pHalcon-NERD-302, a registrational Phase 3 study evaluating an as-needed (PRN or on-demand) investigational dosing regimen of VOQUEZNA tablets in adults with Non-Erosive Gastroesophageal Reflux Disease, or Non-Erosive GERD (NERD). Topline results are expected during the first quarter of 2028. If successful, the study is intended to support a potential regulatory submission seeking a label expansion for VOQUEZNA tablets for this treatment regimen.

While our current focus is on continued U.S. commercialization of VOQUEZNA products for GERD and H. pylori, we are also selectively evaluating other life-cycle management opportunities for vonoprazan. We may also explore the potential for vonoprazan in Europe and Canada, as well as opportunities to in-license or acquire additional clinical or commercial-stage product candidates for GI diseases.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing vonoprazan, meeting with regulatory authorities, managing our clinical trials of vonoprazan, preparing for commercialization of our products containing vonoprazan, commercially launching our approved products in the U.S., and providing other selling, general and administrative support for our operations. Our operations to date have been funded primarily through commercial bank debt, our revenue interest financing debt and various equity offerings, including our at-the-market offerings. From inception through September 30, 2026, we sold 41,612,032 shares of common stock and 3,859,000 pre-funded warrants, generating net proceeds of approximately $665.3 million, after deducting underwriting discounts, commissions and offering costs.

As of September 30, 2026, we had cash and cash equivalents of $184.6 million. Based on our current operating plan, we believe that our existing cash and cash equivalents together with our anticipated product revenues, are sufficient to fund operations for at least the next twelve months. We have based these estimates on assumptions that may prove to be incorrect, and, if operating results, commercial performance or expenses differ materially from those contemplated by our current operating plan, our capital resources, together with anticipated product revenues, may not be sufficient to fund operations and our cash needs for as long as we currently expect. In such event, we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional financing or other capital may not be available on favorable terms, or at all, and our failure to obtain additional capital, if and when needed, could adversely affect our financial condition and require us to delay, limit, reduce or terminate development or commercialization activities or grant rights to products or product candidates that we would otherwise prefer to retain.

Since inception, we have incurred significant operating losses. Our net losses were $61.8 million and $200.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1.5 billion. If we do not achieve our operating plan or, if our revenues or expenses differ materially from our current expectations, we may continue to incur operating losses longer than we currently anticipate.

Restructuring

In May 2025, we implemented a cost reduction and organizational restructuring plan to reduce cash burn and focus resources on commercial execution. In connection with the restructuring, our workforce was reduced by 26 employees, or approximately 6%, including certain leadership changes all designed to right-size the organization. In 2025, total restructuring charges incurred were $9.2 million consisting of one-time termination benefits to affected employees for severance, non-cash stock-based compensation costs, healthcare benefits and outplacement assistance. As of September 30, 2026, we have paid substantially all of the accrued restructuring charges.

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

We paid Takeda upfront consideration consisting of a cash fee of $25 million, 1,084,000 shares of our common stock, a warrant to purchase 7,588,000 shares of our common stock at an exercise price of $0.00004613 per share, or the Takeda Warrant, and issued Takeda a right to receive an additional common stock warrant, or the Takeda Warrant Right, if Takeda’s fully-diluted ownership of the Company represented less than a certain specified percentage of the fully-diluted capitalization, including shares issuable upon conversion of then outstanding convertible promissory notes, calculated immediately prior to the closing of our IPO. The Takeda Warrant Right expired without effect since no fair value had been allocated to it upon completion of our IPO, and no additional warrant was issued. We agreed to make milestone payments to Takeda upon achieving certain tiered aggregate annual net sales of licensed products in the United States, Europe and Canada up to a total maximum milestone amount of $250 million. We also agreed to make tiered royalty payments at percentages averaging in the low double digits on net sales of licensed products, subject to specified offsets and reductions. Royalties are payable, on a product-by-product and country-by-country basis from the first commercial sale of such product in such country, until the latest of expiration of the licensed patents covering the applicable product, expiration of regulatory exclusivity in such country, or 15 years following first commercial sale in such country. We currently pay royalties to Takeda on sales of VOQUEZNA tablets, VOQUEZNA DUAL PAK and VOQUEZNA TRIPLE PAK in the U.S. During the three months ended September 30, 2026 and 2025, we recorded $8.5 million and $5.0 million, respectively, of royalty expense under the Takeda License, of which $8.5 million is included within accrued expenses as of September 30, 2026. During the nine months ended September 30, 2026 and 2025, we recorded $21.7 million and $11.8 million, respectively, of royalty expense under the Takeda License.

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

Research and development expenses include:

•
Clinical development expenses: external research and development expenses incurred under agreements with clinical research organizations, regulatory costs, and amounts paid to consultants to conduct and support our clinical trials of vonoprazan;
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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Clinical development and regulatory	$5,263	$1,410	$13,687	$7,405
Personnel related	2,058	2,127	6,531	8,974
Chemistry manufacturing and controls	319	1,397	704	2,903
Consulting, professional and other costs	277	30	655	962
Stock-based compensation	828	2,063	2,753	5,043
Total research and development expenses	$8,745	$7,027	$24,330	$25,287

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

Other Income and Expense

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Product revenue, net	$84,722	$49,504	$35,218
Cost of revenue	18,367	6,190	12,177
Gross profit	66,355	43,314	23,041
Operating expenses:
Research and development	8,745	7,027	1,718
Selling, general and administrative	57,695	51,558	6,137
Total operating expenses	66,440	58,585	7,855
Loss from operations	(85)	(15,271)	15,186
Other (expense) income:
Interest income	1,600	1,413	187
Interest expense	(15,387)	(16,108)	721
Other expense, net	(25)	(7)	(18)
Total other expense	(13,812)	(14,702)	890
Net loss	$(13,897)	$(29,973)	$16,076

Revenue. Product revenues were $84.7 million and $49.5 million for the three months ended September 30, 2026 and 2025, respectively, related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which were launched in the fourth quarter of 2023. The increase of $35.2 million was due to continued execution of our commercial strategy.

Cost of Revenue. Cost of revenue was $18.4 million and $6.2 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $12.2 million was due to the increase in revenues and the corresponding increase in Takeda royalties incurred, as well as increased fulfillment costs.

Research and Development Expenses. Research and development expenses were $8.7 million and $7.0 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $1.7 million consists of an increase of $3.9 million of higher clinical development and regulatory costs offset by $1.3 million of lower personnel-related expenses and $0.9 million of lower CMC costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $57.7 million and $51.6 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $6.1 million was primarily related to a $3.6 million increase in advertising and promotional expenses, and an increase of $2.5 million of personnel-related expenses.

Other (Expense) Income. Other expense of $13.8 million for the three months ended September 30, 2026 consisted of $15.4 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $1.6 million of interest income related to cash held in money market funds. Other expense of $14.7 million for the three months ended September 30, 2025 consisted of $16.1 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $1.4 million of interest income related to cash held in money market funds.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Product revenue, net	$217,297	$117,526	$99,771
Cost of revenue	45,458	14,951	30,507
Gross profit	171,839	102,575	69,264
Operating expenses:
Research and development	24,330	25,287	(957)
Selling, general and administrative	167,037	231,346	(64,309)
Total operating expenses	191,367	256,633	(65,266)
Loss from operations	(19,528)	(154,058)	134,530
Other (expense) income:
Interest income	4,846	5,840	(994)
Interest expense	(46,287)	(51,696)	5,409
Other expense, net	(879)	(185)	(694)
Total other expense	(42,320)	(46,041)	3,721
Net loss	$(61,848)	$(200,099)	$138,251

Revenue. Product revenues were $217.3 million and $117.5 million for the nine months ended September 30, 2026 and 2025, respectively, related to sales of VOQUEZNA, VOQUEZNA TRIPLE PAK, and VOQUEZNA DUAL PAK which were launched during the fourth quarter of 2023. The increase of $99.8 million was due to continued execution of our commercial strategy.

Cost of Revenue. Cost of revenue was $45.5 million and $15.0 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $30.5 million was due to the increase in revenues and the corresponding increase in Takeda royalties incurred, as well as increased fulfillment costs.

Research and Development Expenses. Research and development expenses were $24.3 million and $25.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $1.0 million consists of $4.7 million related to lower personnel-related expenses and $2.6 million of lower CMC and consulting costs offset by an increase of $6.3 million of clinical development and regulatory costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $167.0 million and $231.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $64.3 million was primarily related to a $56.4 million reduction in advertising and promotional expenses, $7.2 million of lower personnel-related expenses, and $0.7 million of lower consulting and professional fees.

Other (Expense) Income. Other expense of $42.3 million for the nine months ended September 30, 2026 consisted of $46.3 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, $0.8 million partial loss on extinguishment of debt recognized under the Loan Agreement, partially offset by $4.8 million of interest income related to cash held in money market funds. Other expense of $46.0 million for the nine months ended September 30, 2025 consisted of $51.7 million of interest expense under the Loan Agreement and Revenue Interest Financing Agreement, partially offset by $5.8 million of interest income related to cash held in money market funds.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and while we expect to continue to incur a net loss in the near term, we expect these net losses to be lower than what we have previously incurred. As of September 30, 2026, we had cash and cash equivalents of $184.6 million.

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

On February 25, 2026, or the Fifth Amendment Closing Date, we entered into the Fifth Amendment to the Loan and Security Agreement, or the Fifth Loan Amendment, which, among other things, (i) provided for a new term loan advance of $175 million, or the Term Loan Advance, the proceeds of which, along with cash on our balance sheet, were used to repay in full the existing secured obligations outstanding under the Loan Agreement, including principal, capitalized payment-in-kind interest, cash interest, existing final fee payments, and any applicable prepayment fees, (ii) provided for an additional loan tranche of up to $25 million which shall be available to us in the lenders’ discretion, (iii) extended the maturity date from December 1, 2027 to February 1, 2029, or the Maturity Date, subject to further extension to December 1, 2030 upon the achievement of a specified revenue milestone and subject to a certain pro forma liquidity test, (iv) extended the interest only period from October 2026 to December 2027, thereafter, monthly payment of interest and principal repayments at 2.5% of aggregate original principal balance of the Term Loan Advance through the Maturity Date, with any remaining payments to be repaid in full on the Maturity Date, (v) cash interest rate set at floating rate based on the greater of (a) US WSJ Prime + 3.10% or (b) 9.85%, (vi) eliminated the payment-in-kind interest rate of 2.15% per annum, (vii) amended the prepayment charge, which is a percentage of the principal amount advanced under the Term Loans under the Fifth Loan Amendment, or each a Term Loan Advance and together, the Term Loan Advances, as follows: (a) if the Term Loan Advances are prepaid after the Fifth Amendment Closing Date but prior to the twelfth month anniversary of the Fifth Amendment Closing Date, 2.50%; (b) if the Term Loan Advances are prepaid on or after the twelfth month anniversary of the Fifth Amendment Closing Date but prior to the twenty-fourth month anniversary of the Fifth Amendment Closing Date, 2.00%; (c) if the Term Loan Advances are prepaid on or after the twenty-fourth month anniversary of the Fifth Amendment Closing Date but prior to the thirty-sixth month anniversary of the Fifth Amendment Closing Date, 1.50%; (d) thereafter, 1.00%; provided that (x) any such prepayment charge shall be reduced by 50.0% if such prepayment is a result of a change in control and (y) upon any refinancing by Hercules such prepayment charge shall be waived in full; and (viii) provided for a new final payment fee which is as a percentage of the Term Loan Advance, calculated as follows: (a) if the Term Loan Advances are repaid prior to September 2027, 1.25%; (b) if the Term Loan Advances are repaid after September 1, 2027 but on or prior to February 1, 2029, 2.00%; (c) if the Term Loan Advances are repaid after February 1, 2029 but on or prior to January 1, 2030, 3.00%, and (d) if the Term Loan Advances are repaid after January 1, 2030, 3.50%. As of September 30, 2026, we recorded $3.5 million within other long-term liabilities for the new final payment fee based on the Term Loan Advance being repaid by the Maturity Date.

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

As of September 30, 2026, we were in compliance with all applicable covenants under the Loan Agreement.

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

Revenue Interest Financing Agreement

On May 3, 2022, we entered into a Revenue Interest Financing Agreement, or the Revenue Interest Financing Agreement, with entities managed or advised by NovaQuest Capital Management, or NQ, Sagard Holdings Manager LP, or Sagard, and Hercules, together with NQ and Sagard, or the Initial Investors, pursuant to which we had the right to receive up to $260 million in funding from the Initial Investors. Under the terms of the Revenue Interest Financing Agreement, we received $100 million at the initial closing and received an additional $160 million upon FDA approval of vonoprazan for treatment of Erosive GERD in the fourth quarter of 2023. Additionally, on October 31, 2022, we entered into a Joinder and Waiver Agreement with the Initial Investors and CO Finance LVS XXXVII LLC, or the Additional Investor, and Hercules in its capacity as administrative agent and collateral agent for itself and the lenders under that certain Loan Agreement, or the Joinder Agreement, in respect of the Revenue Interest Financing Agreement. Under the terms of the Joinder Agreement, we received $15 million in additional funding upon FDA approval of vonoprazan for Erosive GERD, or Approval Additional Funding, in the fourth quarter of 2023 and provided for $25 million in additional funding for achievement of a sales milestone, or Milestone Additional Funding, and, together with the Approval Additional Funding, or the Additional Investor Funding. The Initial Investors waived their right of first offer for any Additional Investor Funding. On December 23, 2024, CO Finance LVS XXXVII LLC agreed to assign and transfer to OC III LVS LX LP all of its rights, title and interest as an Additional Investor and in connection therewith, OC III LVS LX LP executed a Joinder Agreement. The total amount funded by the Initial Investors and any subsequent investors is referred to herein as the Investment Amount, which amounted to a total of $275 million. As of September 30, 2026, no additional funding is available under the Revenue Interest Financing Agreement.

Under the Revenue Interest Financing Agreement, the Initial Investors and the Additional Investor are entitled to receive a 10% royalty on net sales of products containing vonoprazan. The royalty rate is subject to a step-down on net sales exceeding certain annual thresholds and upon FDA approval for vonoprazan for an indication relating to the treatment of heartburn associated with Non-Erosive GERD, which occurred on July 17, 2024. The investors’ right to receive royalties on net sales will terminate when the investors have received aggregate payments equal to 200% of the Investment Amount. In addition, at any time after April 30, 2024, we have the right to make a cap payment equal to 200% of the Investment Amount less any royalties already paid, at which time the agreement will terminate.

If the investors have not received aggregate payments of at least 100% of the Investment Amount by December 31, 2028, and at least 200% of the Investment Amount by December 31, 2037, each a Minimum Amount, then we will be obligated to make a cash payment to the investors in an amount sufficient to gross the investors up to the applicable Minimum Amount. As of September 30, 2026, the aggregate payments made to investors under the Revenue Interest Financing Agreement equaled $36.4 million.

Upon the occurrence of an event of default taking place between April 1, 2025 and April 1, 2028, or after April 1, 2028, we are obligated to pay 1.65 times the Investment Amount and 2.0 times Investment Amount, respectively, less any amounts we previously paid pursuant to the agreement.

Additionally, under the terms of Revenue Interest Financing Agreement, we are subject to a minimum cash covenant of at least (a) beginning on the date that the Hercules Loan Agreement is terminated and each day thereafter until September 30, 2026, $30 million, and (b) beginning on October 1, 2026 and on each day thereafter until September 30, 2029, a certain percentage of the minimum cash reference amount defined as the difference between the Investment Amount and the amount of all royalty payments received by the investors as of each such date as follows: (i) 50% from October 1, 2026 to September 30, 2027, (ii) 75% from October 1, 2027 to September 30, 2028, and (iii) 100% from October 1, 2028 to September 30, 2029. As of October 1, 2026, the minimum cash amount required is $119.3 million.

As of September 30, 2026, we are in compliance with all applicable covenants under the Revenue Interest Financing Agreement.

At-the-Market Offerings

In November 2020, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to an amount registered under an effective registration statement through the Sales Agent.

In November 2023, we filed a shelf registration statement on Form S-3 which was declared effective by the SEC on November 17, 2023, which included an at-the-market prospectus pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock through the Sales Agent, or the 2023 ATM Offering. We are not obligated to, and we cannot provide any assurances that we will, make any sales of the shares under the Sales Agreement. The Sales Agreement may be terminated by the Sales Agent or us at any time. No shares were sold during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, all of the available $150 million under the 2023 ATM Offering remains available.

Underwritten Public Offering

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
•
the timing and impact of our obligations under our Loan and Security Agreement with Hercules Capital, Inc., and our Revenue Interest Financing Agreement; and
•
the costs associated with building a portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies, including the terms and timing of establishing and maintaining future collaborations, licenses and other similar arrangements and the costs associated with development of any products or technologies that we may in-license or acquire.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(15,738)	$(161,774)	$146,036
Investing activities	(215)	(142)	(73)
Financing activities	70,542	(191)	70,733
Net increase (decrease) in cash	$54,589	$(162,107)	$216,696

Operating Activities

Net cash used in operating activities was approximately $15.7 million and $161.8 million for the nine months ended September 30, 2026 and 2025, respectively. The net cash used in operating activities for the nine months ended September 30, 2026 was due to approximately $24.0 million spent on ongoing research and development and selling, general and administrative activities and a $8.3 million net change in operating assets and liabilities. The net change in operating assets and liabilities is related to a $41.0 million increase in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), a $7.1 million decrease in prepaid assets and other current assets, and a $39.8 million increase in accounts receivable, inventory and other long-term assets. The net cash used in operating activities for the nine months ended September 30, 2025 was due to approximately $145.3 million spent on ongoing research and development and selling, general and administrative activities and a $16.5 million net change in operating assets and liabilities. The net change in operating assets and liabilities is related to a $6.7 million increase in accounts payable and accrued expenses (including interest, operating lease assets and liabilities), a $7.6 million decrease in prepaid assets and other current assets, and a $30.8 million increase in accounts receivable and inventory.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025, was related to payments for acquiring property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 related to $173.2 million of net proceeds of the issuance of long-term debt, $122.0 million of net proceeds from issuance of common stock and pre-funded warrants in connection with the underwritten public offering completed in January 2026, $4.5 million of proceeds from the issuance of common stock from exercise of stock options offset by $229.0 million repayment of long-term debt on our Hercules Loan Agreement and $0.1 million of payments for employee tax obligations related to vesting of PSUs and RSUs. Net cash used in financing activities for the nine months ended September 30, 2025 related to payments of employee tax obligations related to vesting of PSUs offset by proceeds from the issuance of common stock from exercise of stock options.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the nine months ended September 30, 2026 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Form 10-K.

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

For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our 2025 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2026.

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

Recent Accounting Pronouncements

The information required by this item is included in Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies included in Part I, Item 1 of this quarterly report.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2026, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our third fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 21, 2026, BDR Pharmaceuticals International Pvt. Ltd., or BDR, sued the FDA and related federal defendants in the U.S. District Court for the District of Columbia. The suit mainly challenges the FDA's alleged refusal to receive BDR's abbreviated new drug application, or ANDA, referencing our NDA for VOQUEZNA. BDR alleges that the FDA improperly applied the Generating Antibiotic Incentives Now Act, or the GAIN Act, to extend our New Chemical Entity, or NCE, exclusivity for VOQUEZNA tablets through May 3, 2032. We believe the FDA's decision was correct and have intervened in the litigation to continue to defend our statutory exclusivities. A second purported ANDA filer, Saba Ilac Sanayii Ve Ticaret AS, or Saba, has filed a notice in the BDR litigation. Saba claims to have a pending related case and says it intends to move to consolidate that case with BDR's. See “Risk Factors” below for risks related to this litigation.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K, other than as set forth below.

An adverse outcome in litigation challenging FDA's recognition of GAIN Act-extended NCE exclusivity for VOQUEZNA tablets, or in related FDA proceedings, could result in earlier generic competition than expected and adversely affect our business.

As previously disclosed, in June 2025, the FDA granted our Citizen Petition and updated the Orange Book to reflect NCE exclusivity for VOQUEZNA (vonoprazan) tablets through May 3, 2032, based on the extension provided under the GAIN Act. All three of our VOQUEZNA products have NCE exclusivity through that date. Subject to certain exceptions, including for ANDAs containing Paragraph IV patent certifications beginning one year earlier, the FDA generally may not receive an abbreviated new drug application, or ANDA, referencing VOQUEZNA tablets during this exclusivity period.

In October 2026, BDR Pharmaceuticals International Pvt. Ltd., or BDR, filed a lawsuit against the FDA and related federal defendants challenging the FDA's application of the GAIN Act to extend NCE exclusivity for VOQUEZNA tablets and its alleged refusal to receive BDR's ANDA. We have intervened in the litigation to defend our statutory exclusivities. Another purported ANDA filer, Saba Ilac Sanayii Ve Ticaret AS, or Saba, has indicated that it intends to seek consolidation of a related case with BDR's litigation. Other parties may bring similar challenges or seek to participate in or benefit from the litigation. In connection with the litigation, the FDA has opened a public docket seeking comments by November 23, 2026 on related legal and regulatory questions. Members of the public may submit comments in a manner adverse to our position, and those comments may influence FDA's decision.

We believe the FDA correctly determined VOQUEZNA's exclusivity, but there can be no assurance that the FDA will maintain its determination or that a court will uphold it. An adverse outcome could shorten VOQUEZNA tablets' regulatory exclusivity, permit earlier submission and potential approval of ANDAs, and result in generic competition sooner than expected. Our ability to prevent or delay generic competition would then depend more heavily on our patents, which may be challenged or circumvented, and could require additional patent litigation. Earlier generic competition could materially reduce VOQUEZNA's sales, pricing and market share and adversely affect our business, financial condition, results of operations and prospects.

The litigation and related proceedings may be lengthy, costly and distracting to management, and their outcomes are uncertain. Developments in these matters, or perceptions regarding their potential impact on VOQUEZNA's exclusivity, could adversely affect our stock price, commercial performance and business, even if the FDA's determination is ultimately upheld.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our executive officers or directors adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

PHATHOM PHARMACEUTICALS, INC.

Date:	October 29, 2026	By:	/s/ Steven Basta
Steven Basta
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 29, 2026	By:	/s/ Sanjeev Narula
Sanjeev Narula
Chief Financial and Business Officer
(Principal Financial Officer)